Form 10QSB
period 2000-09-30
ABOVE AVERAGE INVESTMENTS LTD
filed 2000-11-21
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from.............to...............

                        Commission file number 000-27545


                         ABOVE AVERAGE INVESTMENTS, LTD.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)



     Nevada                                                  98-0204736
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
 Incorporation or organization)                           Identification No.)


   Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada V1Y 2E6
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (250) 868-8177
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2000:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X


             This document consists of 15 pages, excluding exhibits.
                        The Exhibit Index is on page 14.

                         ABOVE AVERAGE INVESTMENTS, LTD.




   Item 1.  Financial Statements.............................................3

   Item 2.  Plan of Operation................................................9



   Item 6.  Exhibits and Reports on Form 8-K................................14

   Signatures...............................................................15

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                         ABOVE AVERAGE INVESTMENTS, LTD.

                         CONDENSED FINANCIAL STATEMENTS

                         PERIOD ENDED SEPTEMBER 30, 2000

                           TABLE OF CONTENTS



Condensed Financial Statements:


    Condensed Balance Sheet (unaudited) as of September 30, 2000............1


    Condensed Statements of Operations (unaudited) for the three months ended September 30, 2000 and from April 21, 1997
       (inception) through September 30, 2000...............................2


    Condensed Statements of Cash Flows (unaudited) for the three months ended September 30, 2000 and from April 21, 1997
       (inception) through September 30, 2000...............................3


Notes to Condensed Financial Statements.....................................4

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

                                                                 September 30,
                                                                     2000
                                                                 -------------

Total assets                                                       $       -
                                                                   =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued liabilities                                                $   2,648

Stockholders' deficit:
  Common stock, $0.0001 par value, 100,000,000 shares
   authorized; 500,000 shares issued and outstanding                      50
  Additional paid-in capital                                          28,594
  Deficit accumulated during the development stage                   (31,292)
                                                                   ---------
          Total stockholders' deficit                                 (2,648)
                                                                   ---------

          Total liabilities and stockholders' deficit              $       -
                                                                   =========





           See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------


                                                                  April 21, 1997
                                         Three Months Ended        (inception)
                                           September 30,             through
                                     -------------------------    September 30,
                                        2000           1999           2000
                                     ----------     ----------    --------------

Costs and expenses:
  Legal fees                         $  (4,072)     $       -       $ (12,701)
  Accounting fees                       (1,500)             -          (5,356)
  Printing                              (6,804)             -         (12,758)
  Licenses and fees                          -              -            (426)
  Stock-based compensation for
   organizational costs                      -              -             (50)
                                     ---------      ---------       ---------
Loss from operations                   (12,376)             -         (31,291)
                                     ---------      ---------       ---------

Benefit (provision) for income
 taxes                                       -              -               -
                                     ---------      ---------       ---------

Net profit (loss)                    $ (12,376)     $       -       $ (31,291)
                                     =========      =========       =========



Net loss per share - basic and
 diluted                             $   (0.02)     $       -       $       -
                                     =========      =========       =========
Weighted average number of
 shares - basic and diluted            500,000        500,000               -
                                     =========      =========       =========







           See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

--------------------------------------------------------------------------------


                                                                  April 21, 1997
                                         Three Months Ended        (inception)
                                           September 30,             through
                                     -------------------------    September 30,
                                        2000           1999           2000
                                     ----------     ----------    --------------

Net cash provided by operating
 activities:
  Net loss                           $ (12,376)     $       -       $ (31,291)
  Non-cash transactions:
    Stock-based compensation for
     organizational costs                    -              -              50
  Changes in operating assets and
   liabilities:
    Accounts payable and accrued
     liabilities                        (1,147)             -           2,648
                                     ---------      ---------       ---------
Net cash used in operating
 activities                            (13,523)             -         (28,593)
                                     ---------      ---------       ---------

Cash flows from financing
 activities:
  Third party expenses paid by
   affiliate on behalf of the
   Company, recorded as additional
   paid-in capital                      13,523              -          28,593
                                     ---------      ---------       ---------
Net cash used in financing
 activities                             13,523              -          28,593
                                     ---------      ---------       ---------

Net increase in cash and
 equivalents                                 -              -               -

Cash at beginning of period                  -              -               -
                                     ---------      ---------       ---------

Cash at end of period                $       -      $       -       $       -
                                     =========      =========       =========



Supplemental disclosure of cash
 flow incormation:
  Cash paid during the period for:
    Interest                         $       -      $       -       $       -
                                     =========      =========       =========
    Income taxes                     $       -      $       -       $       -
                                     =========      =========       =========

Non-cash financing activities:
  500,000 shares common stock
   issued for services               $       -      $       -       $       -
                                     =========      =========       =========






           See accompanying notes to condensed financial statements.

                        ABOVE AVERAGE INVESTMENTS, LTD.
                         (A Development Stage Company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Above Average Investments, Ltd. (the "Company") have been prepared in accordance with the accounting policies in its audited financial statement for the year ended June 30, 2000 as filed in its form SB-2/A filed July 31, 2000 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statements of Financial Accounting Standard ("SFAS") No. 7 on April 21, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition or, a privately owned corporation.

In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to provide a fair presentation of the operating results for the interim periods presented have been made. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the for the year ended June 30, 2000. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

Interim financial data presented herein are unaudited.


NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has issued an officer 500,000 shares of common stock in exchange for services related to management and organization costs of $50. The officer will provide administrative and marketing services as needed. The officer may, from time to time, advance to the Company any additional funds that the Company needs for costs in connection with searching for of completing an acquisition or merger.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended September 30, 2000, the Company incurred $12,376 in expenses. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.


NOTE 3 - SUBSEQUENT EVENTS

Subsequent to September 30, 2000, the Company entered into an agreement with Quick-Med Technologies, Inc. Under the terms of the agreement, the Company will issue 10,000,000 shares of common stock in exchange fro 100% of the outstanding common stock of Quick-Med Technologies, Inc. For accounting purposes, the acquisition will be treated as an acquisition of the Company by Quick-Med Technologies, Inc. and recapitalization (a reverse merger).

                         ABOVE AVERAGE INVESTMENTS, LTD.

                                PLAN OF OPERATION

         We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. As soon as this registration statement becomes effective under Section 12 of the `34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this registration statement.

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

         We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSBs or 10-QSBs, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the `34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB, and quarterly reports on Form 10-QSB. If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

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

                         ABOVE AVERAGE INVESTMENTS, LTD.

                           PART II - OTHER INFORMATION


         3.1*              Articles of Incorporation
         3.2*              Amendment to Articles of Incorporation
         3.3*              Bylaws
         4.1*              Specimen Informational Statement
         4.1.1*            Form of Lock-up Agreement Executed by the
                           Company's Shareholders
         27.1              Financial Data Schedule

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated October 1999, and incorporated herein by this reference.

Reports on Form 8-K

         None

                         ABOVE AVERAGE INVESTMENTS, LTD.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ABOVE AVERAGE INVESTMENTS, LTD.




Date: November 20, 2000                 By: /s/ Devinder Randhawa
                                            ---------------------------------
                                            Devinder Randhawa, President


                                        By: /s/ Bob Hemmerling
                                            ---------------------------------
                                            Bob Hemmerling, Secretary