Form 10QSB
period 2000-12-31
ABOVE AVERAGE INVESTMENTS LTD
filed 2001-02-15
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2000:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X
                                                         ---

         This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                         ABOVE AVERAGE INVESTMENTS, LTD.


Item 1.  Financial Statements................................................3

Item 2.  Management's Discussion and Analysis................................9

Item 6.  Exhibits and Reports on Form 8-K...................................14

Signatures..................................................................15

                         ABOVE AVERAGE INVESTMENTS, LTD.

                                TABLE OF CONTENTS


Condensed Financial Statements:

Condensed Balance Sheet (unaudited) as of December 31, 2000...................4

Condensed Statements of Operations (unaudited) for the three months ended December 31, 2000 and 1999, six months ended December 31, 2000 and 1999 and from April 21, 1997 (inception) through December 31, 2000........5

Condensed Statements of Cash Flows (unaudited) for the six months ended December 31, 2000 and 1999 and from April 21, 1997 (inception)
through December 31, 2000.....................................................6

Notes to Condensed Financial Statements.......................................7

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                                    December 31,
                                                                        2000
                                                                    ------------

      Total Assets..................................................$        -
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

      Accrued liabilities...........................................$     6,753
                                                                    -----------
      Stockholders' deficit:
        Common stock, $0.0001 par value, 100,000,000 shares
           authorized, 500,000 shares issued and outstanding........         50
        Additional paid-in capital..................................     34,691
        Deficit accumulated during the development stage............    (41,494)
                                                                    -----------
                       Total stockholders' deficit                       (6,753)
                                                                    -----------

                       Total liabilities and stockholders' deficit  $         -
                                                                    ===========



       See accompanying notes to condensed financial statements

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                                      April 21, 1997
                                               Three Months Ended           Six Months Ended        (inception) through
                                                  December 31,                December 31,             December 31,
                                               2000          1999           2000          1999             2000
                                             -----------------------   ---------------------------   ---------------
Costs and expenses
    Legal fees...............................$   (6,003)  $   (3,718)    $  (10,075)    $   (4,386)       $  (18,704)
    Accounting fees..........................    (4,105)        (483)        (5,605)        (2,106)           (9,461)
    Printing.................................         -         (936)        (6,804)        (2,161)          (12,758)
    Licenses and fees........................       (95)           -            (95)           (85)             (521)
    Stock-based compensation for
         organizational costs ...............         -            -              -              -               (50)
                                             ----------   ----------     ----------     ----------        ----------
    Loss from operations                        (10,203)      (5,137)       (22,579)        (8,738)          (41,494)
                                             ----------   ----------     ----------     ----------        ----------

Benefit (provision) for income taxes                  -            -              -              -                 -
                                             ----------   ----------     ----------     ----------        ----------

Net profit (loss)                            $  (10,203)  $   (5,137)    $  (22,579)    $    8,738)       $  (41,494)
                                             ==========   ==========     ==========     ==========        ==========

Net loss per share- basic and diluted        $    (0.02)  $    (0.01)    $    (0.02)    $    (0.01)       $    (0.09)
                                             ==========   ==========     ==========     ==========        ==========
Weighted average number of shares -
  basic and diluted                             500,000      500,000        500,000        500,000           500,000
                                             ==========   ==========     ==========     ==========        ==========


            See accompanying notes to condensed financial statements

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

---------------------------------------------------------------------------------------------------
                                                                                        April 21, 1997
                                                            Six Months Ended           (inception) through
                                                               December 31,               December 31,
                                                           2000         1999                 2000
                                                       ----------     ----------          ----------
Net cash provided by operating activities:
  Net loss                                             $ (22,579)     $   (8,738)         $  (41,494)
  Non-cash transactions:
    Stock-based compensation for
      organizational costs                                      -              -                  50
  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                2,958          3,914               6,753
                                                       ----------     ----------          ----------
Net cash used in operating activities                     (19,621)        (4,824)            (34,691)
                                                       ----------     ----------          ----------
Cash flows from financing activities:
  Third party expenses paid by affiliate on
  behalf of the Company, recorded as
  additional paid-in capital                               19,621          4,824              34,691
                                                       ----------     ----------          ----------
Net cash used in financing activities..................    19,621          4,824              34,691
                                                       ----------     ----------          ----------

Net increase in cash and equivalents...................         -              -                   -

Cash at beginning of period............................         -              -                   -
                                                       ----------     ----------          ----------

Cash at end of period..................................$        -     $        -          $        -
                                                       ==========     ==========          ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest.........................................$        -     $        -          $        -
                                                       ==========     ==========          ==========
      Income taxes.....................................$        -     $        -          $        -
                                                       ==========     ==========          ==========

Non-cash financing transactions:
      500,000 shares common stock
         issued for services...........................$        -     $        -          $       50
                                                       ==========     ==========          ==========


                      See accompanying notes to condensed financial statements

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

NOTE 3 -SHARE CAPITAL

In December 2000, the Company completed an initial public offering of 625,000 common shares at $0.20 per share for cash proceeds of $125,000. The proceeds of the offering and the common stock issued pursuant thereto are being held in an escrow account, and shall remain in the escrow account until an acquisition meeting specific criteria is completed, and before the deposited funds and deposited securities can be released to the Company and the investors, respectively, the Company is required to update its registration statement with post-effective amendment, and within five business days after the effective date thereof, the Company is required to furnish the investors with the prospectus produced thereby containing the terms of a reconfirmation offer and information regarding the proposed acquisition candidate and its business. Investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to reconfirm their investment and remain an investor or, alternatively, require the return of their investment. Each investor shall have 20 business days from the date of this prospectus to reconfirm their investment. Any investor not making any decision within the 20-business-day period will automatically have their investment returned.

If the Company does not complete an acquisition meeting the specified criteria within 18 months of the effective date of its initial public offering, all of the deposited funds in the escrow account must be returned to investors.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 4 - SUBSEQUENT EVENTS

Subsequent to December 31, 2000, the Company entered into an agreement with Quick-Med Technologies, Inc., a Delaware corporation, and its shareholders to acquire all of the issued and outstanding shares of capital stock of Quick-Med Technologies, Inc. in exchange for 2,500,000 shares of the Company's common stock. For accounting purposes, the acquisition will be treated as an acquisition of the Company by Quick-Med Technologies, Inc. and recapitalization (a reverse merger).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Above Average Investments, Ltd.

     We were organized as a Nevada corporation on April 21, 1997 for the purpose of creating a corporate vehicle to seek, investigate and, if the investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to employ our funding in their business or to seek the perceived advantages of a publicly-held corporation. In December 2000, we completed an initial public offering for 2,500,000 shares of our common stock for $.05 per share under a Registration Statement that became effective with the Securities and Exchange Commission on September 19, 2000. In December 2000, we executed a merger agreement with Quick-Med Technologies, Inc., a Delaware corporation, to acquire all of Quick-Med Technologies, Inc.'s issued and outstanding shares in exchange for 10,000,000 shares of our common stock. Quick-Med Technologies, Inc.'s primary business is the research and development of biomedical products for antibacterial applications.

Negotiations between us and Quick-Med

     In November 2000, we commenced negotiations to acquire Quick-Med. Quick-Med indicated that it was interested in seeking the perceived advantages of a publicly-held corporation and requested information from us. In turn, we requested and received background information on Quick-Med including certain financial information. Once such information was exchanged, the parties began to negotiate the structure of the transaction. We indicated that we were interested in acquiring all of the outstanding capital stock of Quick-Med. Quick-Med indicated that this structure would be acceptable provided that Quick-Med's current shareholders received enough shares of common stock to represent at least 80% of our outstanding shares of common stock. In December 2000, we executed the agreement with Quick-Med to acquire 100% of Quick-Med's stock in exchange for 10,000,000 shares of our common stock.

The Offering  and Reconfirmation

     2,500,000 shares of common stock were offered for $.05 per share on a "best efforts, all or none" basis. We conducted the offering directly, without the use of an underwriter, and the offering was completed in December 2000. This prospectus is being furnished to investors in the offering so they may consider reconfirming their investment as a result of our proposed acquisition.

Securities Outstanding

     There are presently 3,000,000 shares of common stock outstanding from an authorized issuance of 100,000,000 shares of common stock. If the acquisition is completed, 12,500,000 shares of common stock will be outstanding.

Escrow

     After this post-effective amendment is declared effective, we will start the reconfirmation offering. Upon reconfirmation, we will notify the escrow agent to release the proceeds and the securities to us. We will distribute the certificates. Investors will receive a supplement to the prospectus indicating the amount of proceeds and securities released and the date of release.

Reconfirmation Offering Conducted in Compliance with Rule 419

     We are a blank check company and, consequently, this reconfirmation offering is being conducted in compliance with Rule
419. The investors have certain rights and will receive the substantive protection provided by the rule. To that end, the securities purchased by investors and the funds received in our initial public offering are deposited and held in an escrow account established under Rule 419, and will remain in the escrow account until an acquisition meeting specific criteria is completed. Before the acquisition can be completed and before the deposited funds and deposited securities can be released to us and the investors, respectively, we are required to update the registration statement with a post-effective amendment, and within five business days after the effective date, we are required to furnish the investors with the prospectus containing the terms of a reconfirmation offer and information about the proposed acquisition candidate and its business, including audited financial statements. According to Rule 419, investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to reconfirm their investment and remain an investor or, alternately, require the return of their investment. Each investor has 20 business days from the date of this prospectus to reconfirm his/her investment. Any investor who does not decide within the 20 business day period will automatically have his/her investment returned.

     The rule further provides that if we do not complete an acquisition meeting the specified criteria within 18 months of the effective date of the initial public offering, all of the deposited funds in the escrow account must be returned to investors.

Terms of the Reorganization Agreement

     The terms of the merger are stated in the Reorganization Agreement dated December 18, 2000. We will consummate the merger when, among other things, we receive acceptance of the reconfirmation offer by at least 80% of the investors. If the merger is consummated, Quick-Med will be merged into Above Average, with Above Average as the surviving entity. We will change our name to Quick-Med Technologies, Inc. When we consummate the merger:

     (i) each shareholder who holds shares of our common stock registered under a registration statement declared effective by the SEC on September 19, 2000 prior to the merger and who accepts the reconfirmation offer will continue to hold his or her share certificate(s) representing our registered common stock; and

     (ii) each stockholder of registered common stock who rejects the reconfirmation offer will be paid his or her pro rata share of the amount in the escrow account of $.05 per share. At the effective date of the merger, Quick-Med's outstanding shares will be canceled. We will issue 10,000,000 shares of our common stock to Quick-Med's shareholders at the effective date, and our current shareholders will own 2,500,000 shares, representing 20% of the surviving entity.

Recent Developments

     Our board believes that the merger represents a good investment opportunity for our shareholders and recommends that the investors elect to accept the reconfirmation offering. The merger agreement was approved by the directors and shareholders of Quick-Med by written consent dated December 31, 2000. The merger agreement was confirmed by the unanimous consent of the directors on December 31, 2000.

Accounting Treatment

     Although we are the legal surviving corporation, for accounting purposes, the merger is treated as a purchase business acquisition of Above Average by Quick-Med in a reverse acquisition, and a recapitalization of Quick-Med. Quick-Med is the acquirer for accounting purposes because the former Quick-Med stockholders received the larger portion of the common stockholder interests and voting rights retained by the our former stockholders. Because Quick-Med is the acquirer for accounting purposes under APB Opinion No. 16, the surviving entity will adopt Quick-Med's fiscal year end, December 31.

Use of Proceeds

     In our initial public offering, we raised $125,000 in proceeds. None of the deposited funds have been or will be expended to merge Quick-Med into us. The deposited funds will be transferred to us under the merger agreement if a business combination is effected.

Quick-Med Technologies, Inc.

     Quick-Med was incorporated in Delaware in December 1997. Its business primarily consists of research and development of biomedical products and devices for antibacterial applications. Quick-Med's vision is to rapidly deliver break-through products in targeted fast growing civilian and military health care markets where it can leverage `leap-ahead' core technologies. Quick-Med intends to fund the research efforts necessary to develop the planned products, administer the patenting process, subcontract the manufacture of its products and, in many cases, enter joint ventures with other companies to move products to the marketplace. Quick-Med itself does not intend to manufacture and distribute final products.

     Quick-Med will focus its attention on the value-added activities of developing and commercializing new core technologies. Scientific experts in relevant fields are identified and retained through consulting contracts. Senior management is identified to ensure broad experience in all aspects of the business. Operating costs have been kept low because the Quick-Med compensates management and the scientific team almost entirely in equity, and not in cash salaries, benefits and offices. Most activities are conducted in university, military or other business locations of the management team. Internal communication is frequent and highly effective through the electronic means that underpin the growing trend toward telecommuting. As a result of its success with this model, Quick-Med has required only one full time employee, its president and chief operating officer.

Business Model

     Quick-Med develops core technologies with multiple applications in targeted areas showing wide gaps between available science and application. To accelerate research and development Quick-Med retains leading researchers who can prototype, test and help to rapidly commercialize attractive products. Quick-Med implements with vertical solutions for end-product research and development, patent licensing and finance. It executes with a preeminent and experienced management team that has access in its target markets.

     Quick-Med intends to increase its speed to market by strategic partnerships with leading academic and business organizations. As an emerging bio-tech company, Quick-Med must leverage its strengths and not risk the capital expense of trying to build infrastructure for expertise that can be obtained by effectively outsourcing or through joint ventures. It intends to selectively employ partnerships and joint ventures to accelerate research and development. Quick-Med expects to develop the technology to a late stage of prototyping and market acceptance. It seeks to choose partners that reduce risk and accelerate growth in manufacturing or distribution. Quick-Med believes that there can be significant benefits to strategic partnerships with larger corporations. Quick-Med intends to have the technology and a culture that fosters innovation, motivation, and flexibility. Larger corporations can have capital, manufacturing resources, access to markets, and strong consumer brands. Quick-Med seeks to gain the capacity and channels to deliver its technology and the larger companies will add new products to their lines, assuring successful relationships.

     The benefits of Quick-Med's business model are:

     An innovative and rapidly responding corporate super-structure

     Rapid and more efficient access to emerging technology

     Shorter timelines and reduced operating costs

     Maximum capital efficiency and profitability

Management Team

     Quick-Med's management team is composed of accomplished bankers, attorneys, retired military generals and business professionals, all with 15 to 35 years of experience in their respective fields, and have attained senior levels in their corporate, scientific or military careers. Quick-Med believes its team understands all facets of the mission and seeks to execute rapidly, accurately, and cost effectively to achieve its objectives.

Scientific Team

     Quick-Med's scientific team consists of leading academic and private sector researchers in the targeted research and development segments. The team has extensive experience in the areas of wound healing, cosmetic skin treatments, biochemistry, physical and surface chemistry and material science. Individually and in groups they have been awarded numerous patents for inventions in their respective fields. The team has also extensive experience in managing research and development processes for both the military and major private sector companies.

     Assuming this reconfirmation offering and acquisition is completed, Quick-Med's business will be our sole business.

                                LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us.

                    ABOVE AVERAGE INVESTMENTS, LTD.

                      PART II - OTHER INFORMATION


         3.1*         Articles of Incorporation
         3.2*         Amendment to Articles of Incorporation
         3.3*         Bylaws
         4.1*         Specimen Informational Statement
         4.1.1*       Form of Lock-up Agreement Executed by the
                      Company's Shareholders
         10.1.1**     Merger Agreement
         10.1.2**     Escrow Agreement

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated October 1999, and incorporated by reference.

**Incorporated by reference to the Company's Form SB-2, filed July 14, 2000 (File No. 333-41672).

Reports on Form 8-K

     None

                         ABOVE AVERAGE INVESTMENTS, LTD.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ABOVE AVERAGE INVESTMENTS, LTD.


Date: February 14, 2001                By: /s/ Devinder Randhawa
                                          -----------------------------
                                          Devinder Randhawa, President


                                       By: /s/ Bob Hemmerling
                                          -----------------------------
                                          Bob Hemmerling, Secretary