Form 10QSB
period 2001-03-31
ABOVE AVERAGE INVESTMENTS LTD
filed 2001-05-22
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2001

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

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2001:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---

     This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                         ABOVE AVERAGE INVESTMENTS, LTD.






Item 1.  Financial Statements................................................. 3

Item 2.  Management's Discussion and Analysis................................  9

Item 6.  Exhibits and Reports on Form 8-K ................................... 14

Signatures................................................................... 15

                                TABLE OF CONTENTS



Condensed Financial Statements:

     Condensed Balance Sheet (unaudited) as of March 31, 2001................  4


     Condensed Statements of Operations (unaudited) for the three months ended March 31, 2001 and 2000, nine months ended March 31, 2001 and 2000 and from April 21, 1997 (inception) through March 31,
       2001..................................................................  5


     Condensed Statements of Cash Flows (unaudited) for the nine months ended March 31, 2001 and 2000 and from April 21, 1997 (inception)
       through March 31, 2001................................................  6


Notes to Condensed Financial Statements......................................7-8

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                  March 31, 2001
                                                                  --------------

Restricted cash                                                     $  125,000
                                                                    ----------
              Total assets                                          $  125,000
                                                                    ==========



                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accrued liabilities                                                   3,581
                                                                    ----------
              Total current liabilities                                  3,581
                                                                    ----------

Common stock subject to redemption; 2,500,000 shares                   125,000
                                                                    ----------

Stockholders' deficit:
   Common stock, $0.0001 par value, 100,000,000 shares
     authorized; 3,000,000 shares issued and outstanding                    50
   Additional paid-in capital                                           51,806
   Deficit accumulated during the development stage                    (55,437)
                                                                    ----------
              Total stockholders' deficit                               (3,581)
                                                                    ----------

              Total liabilities and stockholders' deficit           $  125,000
                                                                    ==========


            See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
---------------------------------------------------------------------------------------------------------


                                                                                               April 21,
                                                                                                 1997
                                            Three Months Ended        Nine Months Ended       (inception)
                                                March 31,                 March 31,             through
                                          ----------------------   ------------------------    March 31,
                                             2001        2000         2001          2000         2001
                                          ----------   ---------   ----------    ----------   -----------

Costs and expenses:
  Legal fees                              $  10,339    $  2,236    $  20,414     $   6,622    $  29,043
  Accounting fees                             3,545         250        9,150         2,106       13,006
  Printing                                        -       2,865        6,804         5,026       12,758
  Licenses and fees                              59           -          154            85          580
  Stock-based compensation for
   organizational costs                           -           -            -             -           50
                                          ---------    --------    ---------     ---------    ---------
Loss from operations                        (13,943)     (5,351)     (36,522)      (13,839)     (55,437)
                                          ---------    --------    ---------     ---------    ---------

Benefit (provision) for income taxes              -           -            -             -            -
                                          ---------    --------    ---------     ---------    ---------

Net profit (loss)                         $ (13,943)   $ (5,351)   $ (36,522)    $ (13,839)   $ (55,437)
                                          =========    ========    =========     =========    =========


Net loss per share - basic and diluted    $   (0.01)   $  (0.01)   $   (0.03)    $   (0.03)
                                          =========    ========    =========     =========
Weighted average number of shares
 - basic and diluted                      3,000,000     500,000    1,421,533       500,000
                                          =========    ========    =========     =========


                        See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                      April 21,
                                                                        1997
                                              Nine Months Ended      (inception)
                                                  March 31,            through
                                           -----------------------    March 31,
                                              2001         2000         2001
                                           ----------   ----------   -----------

Net cash provided by operating
 activities:
  Net loss                                 $ (36,522)   $ (13,839)    $ (55,437)
  Non-cash transactions:
    Stock-based compensation for
     organizational costs                          -            -            50
  Changes in operating assets and
   liabilities:
    Accounts payable and accrued
     liabilities                                (214)       1,495         3,581
                                           ---------    ---------     ---------
Net cash used in operating activities        (36,736)     (12,344)      (51,806)
                                           ---------    ---------     ---------

Cash flows from financing activities:
  Third party expenses paid by affiliate
   on behalf of the Company, recorded as
   additional paid-in capital                 36,736       12,344        51,806
  Common stock issued for cash               125,000            -       125,000
  Restricted cash received for common
   stock subject to redemption              (125,000)           -      (125,000)
                                           ---------    ---------     ---------
Net cash used in financing activities         36,736       12,344        51,806
                                           ---------    ---------     ---------

Net increase in cash and equivalents               -            -             -

Cash at beginning of period                        -            -             -
                                           ---------    ---------     ---------

Cash at end of period                      $       -    $       -     $       -
                                           =========    =========     =========

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Interest                               $       -    $       -    $        -
                                           =========    =========     =========
    Income taxes                           $       -    $       -    $        -
                                           =========    =========     =========

Non-cash financing activities:
  500,000 shares common stock issued
   for services                            $       -    $       -    $       50
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

In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to provide a fair presentation of the operating results for the interim periods presented have been made. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the for the year ended June 30, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

Interim financial data presented herein are unaudited.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has issued 500,000 shares of common stock to an officer in exchange for services related to management and organization costs of $50. The officer will provide administrative and marketing services as needed. The officer may, from time to time, advance to the Company any additional funds that the Company needs for costs in connection with searching for of completing an acquisition or merger.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended March 31, 2001, the Company incurred $10,398 in expenses. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

NOTE 3 -SHARE CAPITAL

In December 2000, the Company completed an initial public offering of 2,500,000 common shares at $0.05 per share for cash proceeds of $125,000. The proceeds of the offering and the common stock issued pursuant thereto are being held in an escrow account, and shall remain in the escrow account until an acquisition meeting specific criteria is completed, and before the deposited funds and deposited securities can be released to the Company and the investors, respectively, the Company is required to update its registration statement with post-effective amendment, and within five business days after the effective date thereof, the Company is required to furnish the investors with the prospectus produced thereby containing the terms of a reconfirmation offer and information regarding the proposed acquisition candidate and its business. Investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to reconfirm their investment and remain an investor or, alternatively, require the return of their investment. Each investor shall have 20 business days from the date of this prospectus to reconfirm their investment. Any investor not making any decision within the 20-business-day period will automatically have their investment returned.

If the Company does not complete an acquisition meeting the specified criteria within 18 months of the effective date of its initial public offering, all of the deposited funds in the escrow account must be returned to investors.

NOTE 4 - SUBSEQUENT EVENTS

On March 19, 2001, the Company entered into an agreement with Quick-Med Technologies, Inc., a Delaware corporation, and its shareholders to acquire all of the issued and outstanding shares of capital stock of Quick-Med Technologies, Inc. in exchange for 10,000,000 shares of the Company's common stock. For accounting purposes, the acquisition will be treated as an acquisition of the Company by Quick-Med Technologies, Inc. and recapitalization (a reverse merger).

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

Negotiations between us and Quick-Med

     In November 2000, we commenced negotiations to acquire Quick-Med. Quick-Med indicated that it was interested in seeking the perceived advantages of a publicly-held corporation and requested information from us. In turn, we requested and received background information on Quick-Med including certain financial information. Once such information was exchanged, the parties began to negotiate the structure of the transaction. We indicated that we were interested in acquiring all of the outstanding capital stock of Quick-Med. Quick-Med indicated that this structure would be acceptable provided that Quick-Med's current shareholders received enough shares of common stock to represent at least 80% of our outstanding shares of common stock. In March 2001, we executed the agreement with Quick-Med to acquire 100% of Quick-Med's stock in exchange for 10,000,000 shares of our common stock.

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

Escrow

     After the post-effective amendment is declared effective, we will start the reconfirmation offering. Upon reconfirmation, we will notify the escrow agent to release the proceeds and the securities to us. We will distribute the certificates. Investors will receive a supplement to the prospectus indicating the amount of proceeds and securities released and the date of release.

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

Terms of the Reorganization Agreement

     The terms of the merger are stated in the Reorganization Agreement dated March 19, 2001. We will consummate the merger when, among other things, we receive acceptance of the reconfirmation offer by at least 80% of the investors. If the merger is consummated, Quick-Med will be merged into Above Average, with Above Average as the surviving entity. We will change our name to Quick-Med Technologies, Inc. When we consummate the merger:

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

Recent Developments

     Our board believes that the merger represents a good investment opportunity for our shareholders and recommends that the investors elect to accept the reconfirmation offering. The merger agreement was approved by the directors and shareholders of Quick-Med by written consent dated March 5, 2001. The merger agreement was confirmed by the unanimous consent of the directors on March 5, 2001.

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

                         ABOVE AVERAGE INVESTMENTS, LTD.

                           PART II - OTHER INFORMATION


     3.1*              Articles of Incorporation
     3.2*              Amendment to Articles of Incorporation
     3.3*              Bylaws
     4.1*              Specimen Informational Statement
     10.1.1**          Merger Agreement
     10.1.2**          Escrow Agreement

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated October 1999, and incorporated by reference.

**Incorporated by reference to the Company's Form SB-2, filed July 14, 2000 (File No. 333-41672), and amendments thereto.

Reports on Form 8-K

     None

                         ABOVE AVERAGE INVESTMENTS, LTD.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ABOVE AVERAGE INVESTMENTS, LTD.


Date: May 21, 2001                         By: /s/ Devinder Randhawa
                                              ----------------------------------
                                                 Devinder Randhawa, President


                                           By: /s/ Bob Hemmerling
                                              ----------------------------------
                                                Bob Hemmerling, Secretary