Form 10QSB/A
period 2000-12-31
ABOVE AVERAGE INVESTMENTS LTD
filed 2001-06-12
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                  FORM 10-QSB/A
                                   (Mark One)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No  __

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2000:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X
                                                         ---

         This document consists of 14 pages, excluding exhibits. The Exhibit Index is on page 13.

                         ABOVE AVERAGE INVESTMENTS, LTD.






Item 1.  Financial Statements.................................................3

Item 2.  Management's Discussion and Analysis.................................9

Item 6.  Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

                                TABLE OF CONTENTS



Condensed Financial Statements:


      Condensed Balance Sheet (unaudited) as of December 31, 2000..............4


      Condensed Statements of Operations (unaudited) for the three months ended December 31, 2000 and 1999, six months ended December 31,
         2000 and 1999 and from April 21, 1997 (inception) through
         December 31, 2000.....................................................5


      Condensed Statements of Cash Flows (unaudited) for the six months ended December 31, 2000 and 1999 and from April 21, 1997
         (inception) through December 31, 2000.................................6


Notes to Condensed Financial Statements..................................... 7-8

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)
================================================================================
                                     ASSETS

                                                                    December 31,
                                                                        2000
                                                                     ----------

Restricted cash                                                      $ 125,000
                                                                     ---------

              Total assets                                           $ 125,000
                                                                     =========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued liabilities                                                      6,753
                                                                     ---------
              Total liabilities                                          6,753
                                                                     ---------

Common stock subject to redemption; 2,500,000 shares                 $ 125,000
                                                                     ---------

Stockholders' deficit:
   Common stock, $0.0001 par value, 100,000,000 shares authorized;
     3,000,000 shares issued and outstanding, including
     2,500,000 shares subject to redemption                                 50
   Additional paid-in capital                                           34,691
   Deficit accumulated during the development stage                    (41,494)
                                                                     ---------
              Total stockholders' deficit                               (6,753)
                                                                     ---------

              Total liabilities and stockholders' deficit            $ 125,000
                                                                     =========


            See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
=============================================================================================================


                                           Three Months Ended        Six Months Ended       April 21, 1997
                                              December 31,              December 31,      (inception) through
                                         -----------------------  ------------------------    December 31,
                                            2000         1999        2000          1999          2000
                                         ----------   ----------  -----------   ----------   ------------

Costs and expenses:
   Legal fees                            $  (6,003)   $  (3,718)   $ (10,075)   $  (4,386)   $ (18,704)
   Accounting fees                          (4,105)        (483)    (5,605)#       (2,106)      (9,461)
   Printing                                   --           (936)      (6,804)      (2,161)     (12,758)
   Licenses and fees                           (95)        --            (95)         (85)        (521)
   Stock-based compensation for
     organizational costs                     --           --           --           --            (50)
                                         ---------    ---------    ---------    ---------    ---------
Loss from operations                       (10,203)      (5,137)     (22,579)      (8,738)     (41,494)
                                         ---------    ---------    ---------    ---------    ---------

Benefit (provision) for income taxes          --           --           --           --           --
                                         ---------    ---------    ---------    ---------    ---------

Net profit (loss)                        $ (10,203)   $  (5,137)   $ (22,579)   $  (8,738)   $ (41,494)
                                         =========    =========    =========    =========    =========


Net loss per share - basic and diluted   $   (0.01)   $   (0.01)   $   (0.04)   $   (0.02)
                                         =========    =========    =========    =========
Weighted average number of shares -
  basic and diluted                        771,739      500,000      635,870      500,000
                                         =========    =========    =========    =========



           See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
==============================================================================================


                                                       Six Months Ended      April 21, 1997
                                                         December 31,      (inception) through
                                                  -------------------------    December 31,
                                                      2000          1999         2000
                                                  -----------    ----------  ---------------

Net cash used in operating activities:
   Net loss                                         $ (22,579)   $  (8,738)   $ (41,494)
   Non-cash transactions:
       Stock-based compensation for
         organizational costs                            --           --             50
   Changes in operating assets and liabilities:
       Accounts payable and accrued liabilities         2,958        3,914        6,753
                                                    ---------    ---------    ---------
Net cash used in operating activities                 (19,621)      (4,824)     (34,691)
                                                    ---------    ---------    ---------

Cash flows from financing activities:
   Third party expenses paid by affiliate on
     behalf of the Company, recorded as
     additional paid-in capital                        19,621        4,824       34,691
   Common stock issued for cash                       125,000         --        125,000
   Restricted cash received for common stock
      subject to redemption                          (125,000)        --       (125,000)
                                                    ---------    ---------    ---------
Net cash provided by financing activities             144,621        4,824      159,691
                                                    ---------    ---------    ---------

Net increase in cash and equivalents                     --           --           --

Cash at beginning of period                              --           --           --
                                                    ---------    ---------    ---------

Cash at end of period                               $    --      $    --      $    --
                                                    =========    =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                     $    --      $    --      $    --
                                                    =========    =========    =========
       Income taxes                                 $    --      $    --      $    --
                                                    =========    =========    =========

Non-cash financing activities:
   500,000 shares common stock issued for
     services                                       $    --      $    --      $      50
                                                    =========    =========    =========




           See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

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

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to December 31, 2000, the Company entered into an agreement with Quick-Med Technologies, Inc. ("QMT"), a Delaware corporation, and its shareholders to acquire all of the issued and outstanding shares of capital stock of QMT in exchange for 10,000,000 shares of the Company's capital stock. For accounting purposes, the public shell meger will be treated as an acquisition of the Company by QMT and a recapitalization of QMT. The value of the net assets of the Company after the publice shell merger is the same as their historical book value.

Subsequent to the merger, assuming all the Company's shareholders reconfirm their investment, the Company's shareholders will retain 20% of the outstanding shares of the Company's capital stock. Upon ratification of the public shell merger by its shareholders, the Company will change its name to Quick-Med Technologies, Inc.

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

Negotiations between us and Quick-Med

         In November 2000, we commenced negotiations to acquire Quick-Med. Quick-Med indicated that it was interested in seeking the perceived advantages of a publicly-held corporation and requested information from us. In turn, we requested and received background information on Quick-Med including certain financial information. Once such information was exchanged, the parties began to negotiate the structure of the transaction. We indicated that we were interested in acquiring all of the outstanding capital stock of Quick-Med. Quick-Med indicated that this structure would be acceptable provided that Quick-Med's current shareholders received enough shares of common stock to represent at least 80% of our outstanding shares of common stock. We are negotiating other aspects of the merger.

The Offering and Reconfirmation

         2,500,000 shares of common stock were offered for $.05 per share on a "best efforts, all or none" basis. We conducted the offering directly, without the use of an underwriter, and the offering was completed in December 2000. A reconfirmation prospectus will be furnished to investors in the offering so they may consider reconfirming their investment as a result of our proposed acquisition.

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

                         ABOVE AVERAGE INVESTMENTS, LTD.

                           PART II - OTHER INFORMATION


         3.1*              Articles of Incorporation
         3.2*              Amendment to Articles of Incorporation
         3.3*              Bylaws
         4.1*              Specimen Informational Statement
         4.1.1*            Form of Lock-up Agreement Executed by the
                           Company's Shareholders
         10.1.2**          Escrow Agreement

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated October 1999, and incorporated by reference.

**Incorporated by reference to the Company's Form SB-2, filed July 14, 2000 (File No. 333-41672) and amendments thereto.

Reports on Form 8-K

         None

                         ABOVE AVERAGE INVESTMENTS, LTD.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ABOVE AVERAGE INVESTMENTS, LTD.

Date: June 7, 2001                     By:      /s/ Devinder Randhawa
                                                ---------------------
                                                Devinder Randhawa, President

                                       By:      /s/ Bob Hemmerling
                                                Bob Hemmerling, Secretary