Form 10QSB/A
period 2001-03-31
ABOVE AVERAGE INVESTMENTS LTD
filed 2001-06-12
CIK 1088206

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

Item 6.  Exhibits and Reports on Form 8-K....................................14

Signatures...................................................................15

                                TABLE OF CONTENTS



Condensed Financial Statements:

      Condensed Balance Sheet (unaudited) as of March 31, 2001.................4


      Condensed Statements of Operations (unaudited) for the three months ended March 31, 2001 and 2000, nine months ended March 31, 2001 and 2000 and from April 21, 1997 (inception) through March 31,
         2001..................................................................5


      Condensed Statements of Cash Flows (unaudited) for the nine months ended March 31, 2001 and 2000 and from April 21, 1997 (inception)
        through March 31, 2001.................................................6


Notes to Condensed Financial Statements......................................7-8

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)
================================================================================

                                     ASSETS

                                                                  March 31, 2001
                                                                  --------------

Restricted cash                                                      $ 125,000
                                                                     ---------

              Total assets                                           $ 125,000
                                                                     =========




                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accrued liabilities                                               $   3,581
                                                                     ---------

Common stock subject to redemption; 2,500,000 shares                   125,000
                                                                     ---------

Stockholders' deficit:
   Common stock, $0.0001 par value, 100,000,000 shares authorized;
     3,000,000 shares issued and outstanding, including
     2,500,000 shares subject to redemption                                 50
   Additional paid-in capital                                           51,806
   Deficit accumulated during the development stage                    (55,437)
                                                                     ---------
              Total stockholders' deficit                               (3,581)
                                                                     ---------

              Total liabilities and stockholders' deficit            $ 125,000
                                                                     =========



            See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
====================================================================================================================================

                                                           Three Months Ended             Nine Months Ended        April 21, 1997
                                                                March 31,                      March 31,         (inception) through
                                                       ---------------------------    --------------------------      March 31,
                                                            2001          2000            2001          2000            2001
                                                       ------------    -----------    -----------    -----------    ------------

Costs and expenses:
    Legal fees                                          $    10,339    $     2,236    $    20,414    $     6,622    $    29,043
    Accounting fees                                           3,545            250          9,150          2,106         13,006
    Printing                                                   --            2,865          6,804          5,026         12,758
    Licenses and fees                                            59           --              154             85            580
    Stock-based compensation for organizational costs          --             --             --             --               50
                                                        -----------    -----------    -----------    -----------    -----------

Loss from operations                                        (13,943)        (5,351)       (36,522)       (13,839)       (55,437)
                                                        -----------    -----------    -----------    -----------    -----------

Benefit (provision) for income taxes                           --             --             --             --             --
                                                        -----------    -----------    -----------    -----------    -----------

Net loss                                                $   (13,943)   $    (5,351)   $   (36,522)   $   (13,839)   $   (55,437)
                                                        ===========    ===========    ===========    ===========    ===========


Net loss per share - basic and diluted                  $     (0.01)   $     (0.01)   $     (0.03)   $     (0.03)
                                                        ===========    ===========    ===========    ===========
Weighted average number of shares - basic and diluted     3,000,000        500,000      1,412,409        500,000
                                                        ===========    ===========    ===========    ===========



            See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================================================



                                                                           Nine Months Ended     April 21, 1997
                                                                               March 31,       (inception) through
                                                                        -----------------------     March 31,
                                                                           2001          2000         2001
                                                                        -----------   ----------  -----------

Net cash provided by operating activities:
   Net loss                                                              $ (36,522)   $ (13,839)   $ (55,437)
   Non-cash transactions:
       Stock-based compensation for
         organizational costs                                                 --           --             50
   Changes in operating assets and liabilities:
       Accounts payable and accrued liabilities                               (214)       1,495        3,581
                                                                         ---------    ---------    ---------
Net cash used in operating activities                                      (36,736)     (12,344)     (51,806)
                                                                         ---------    ---------    ---------

Cash flows from financing activities:
   Third party expenses paid by affiliate on
     behalf of the Company, recorded as
     additional paid-in capital                                             36,736       12,344       51,806
   Common stock issued for cash                                            125,000         --        125,000
   Restricted cash received for common stock
      subject to redemption                                               (125,000)        --       (125,000)
                                                                         ---------    ---------    ---------
Net cash used in financing activities                                       36,736       12,344       51,806
                                                                         ---------    ---------    ---------

Net increase in cash and equivalents                                          --           --           --

Cash at beginning of period                                                   --           --           --
                                                                         ---------    ---------    ---------

Cash at end of period                                                    $    --      $    --      $    --
                                                                         =========    =========    =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
       Interest                                                          $    --      $    --      $    --
                                                                         =========    =========    =========
       Income taxes                                                      $    --      $    --      $    --
                                                                         =========    =========    =========

Non-cash financing activities:
   500,000 shares common stock issued for services                       $    --      $    --      $      50
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

NOTE 4 - MERGER AGREEMENT

During March 2001, the Company entered into an agreement with Quick-Med Technologies, Inc. ("QMT"), a Delaware corporation, and its shareholders to acquire all of the issued and outstanding shares of capital stock of QMT in exchange for 10,000,000 shares of the Company's capital stock. For accounting purposes, the public shell merger will be treated as an acquisition of the Company by QMT and a recapitalization of QMT. The value of the net assets of the Company after the public shell merger is the same as their historical book value.

Subsequent to the merger, assuming all of the Company's shareholders reconfirm their investment, the Company's shareholders will retain 20% of the outstanding shares of the Company's capital stock. Upon ratification of the public shell merger by its shareholders, the Company will change its name to Quick-Med Technologies, Inc.

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

Recent Developments

         Our board believes that the merger represents a good investment opportunity for our shareholders and recommends that the investors elect to accept the reconfirmation offering. The merger agreement was approved by the directors and shareholders of Quick-Med by written consent dated March 5, 2001. The terms of the merger agreement were confirmed by the unanimous consent of the directors on March 5, 2001.

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


                                          ABOVE AVERAGE INVESTMENTS, LTD.
Date: June 7, 2001                        By: /s/ Devinder Randhawa
                                              --------------------------------
                                               Devinder Randhawa, President

                                          By: /s/ Bob Hemmerling
                                              --------------------------------
                                               Bob Hemmerling, Secretary