Form 10QSB/A
period 2001-03-31
ABOVE AVERAGE INVESTMENTS LTD
filed 2001-07-30
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                  FORM 10-QSB/A
                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the transition period from.............to..............

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

Item 6.  Exhibits and Reports on Form 8-K ...................................13

Signatures...................................................................14

                                TABLE OF CONTENTS



Condensed Financial Statements:

    Condensed Balance Sheet (unaudited) as of March 31, 2001...................4


    Condensed Statements of Operations (unaudited) for the three months ended March 31, 2001 and 2000, nine months ended March 31, 2001 and 2000 and from April 21, 1997 (inception) through March 31,
       2001.................................5


    Condensed Statements of Cash Flows (unaudited) for the nine months ended March 31, 2001 and 2000 and from April 21, 1997
      (inception) through March 31, 2001.......................................6


Notes to Condensed Financial Statements......................................7-8

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)

                                     ASSETS

                                                              March 31, 2001
                                                            ------------------

Restricted cash                                                     $ 125,000
                                                                    ---------

              Total assets                                          $ 125,000
                                                                    =========




                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accrued liabilities                                                $ 3,581
                                                                      -------

Common stock subject to redemption; 2,500,000 shares                  125,000
                                                                      -------

Stockholders' deficit:
   Common stock, $0.0001 par value, 100,000,000 shares
     authorized; 3,000,000 shares issued and outstanding,
     including 2,500,000 shares subject to redemption                      50
   Additional paid-in capital                                          51,806
   Deficit accumulated during the development stage                   (55,437)
                                                                      --------
              Total stockholders' deficit                              (3,581)
                                                                       -------

              Total liabilities and stockholders' deficit           $ 125,000
                                                                    =========




            See accompanying notes to condensed financial statements.


ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                  Three Months Ended             Nine Months Ended         April 21, 1997
                                                     March 31,                      March 31,            (inception) through
                                            -----------------------------   ---------------------------       March 31,
                                                 2001           2000            2001          2000              2001
                                            -------------  --------------   -----------   -------------  -------------------

Costs and expenses:
     Legal fees                                $ 10,339       $ 2,236         $ 20,414         $ 6,622          $ 29,043
     Accounting fees                              3,545           250            9,150           2,106            13,006
     Printing                                         -         2,865            6,804           5,026            12,758
     Licenses and fees                               59             -              154              85               580
     Stock-based compensation for
      organizational costs                            -             -                -               -                50
                                                --------       -------         --------        --------          --------

Loss from operations                            (13,943)       (5,351)         (36,522)        (13,839)          (55,437)
                                                --------       -------         --------        --------          --------

Benefit (provision) for income taxes                 -             -                -               -                 -
                                                --------       -------         --------        --------          --------

Net loss                                      $ (13,943)     $ (5,351)       $ (36,522)      $ (13,839)        $ (55,437)
                                              ==========     =========       ==========      ==========        ==========


Net loss per share - basic and diluted          $ (0.01)      $ (0.01)         $ (0.03)        $ (0.03)
                                                ========      ========         ========        ========
Weighted average number of shares -
 basic and diluted                            3,000,000       500,000        1,412,409         500,000
                                              ==========      ========       ==========        =======


            See accompanying notes to condensed financial statements.


ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                 Nine Months Ended                         April 21, 1997
                                                                    March 31,                            (inception) through
                                                                ---------------------------------------       March 31,
                                                                       2001                2000                 2001
                                                                -------------------  ------------------   ------------------

Net cash provided by operating activities:
     Net loss                                                            $ (36,522)          $ (13,839)           $ (55,437)
     Non-cash transactions:
         Stock-based compensation for
           organizational costs                                                  -                   -                   50
     Changes in operating assets and liabilities:
         Accounts payable and accrued liabilities                             (214)             1,495                3,581
                                                                           --------            -------              ------
Net cash used in operating activities                                      (36,736)            (12,344)             (51,806)
                                                                           --------            --------             --------

Cash flows from financing activities:
     Third party expenses paid by affiliate on
       behalf of the Company, recorded as
       additional paid-in capital                                           36,736              12,344               51,806
     Common stock issued for cash                                          125,000                   -              125,000
     Restricted cash received for common stock
        subject to redemption                                             (125,000)                 -              (125,000)
                                                                          ---------            -------             ---------
Net cash used in financing activities                                      36,736              12,344               51,806
                                                                          ---------            -------             -------

Net increase in cash and equivalents                                             -                   -                    -

Cash at beginning of period                                                     -                   -                    -
                                                                                --                  --                   -

Cash at end of period                                                         $ -                 $ -                  $ -
                                                                              ====                ====                 ===

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                                             $ -                 $ -                  $ -
                                                                              ====                ====                 ===
         Income taxes                                                         $ -                 $ -                  $ -
                                                                              ====                ====                 ===

Non-cash financing activities:
     500,000 shares common stock issued for services                          $ -                 $ -                 $ 50
                                                                              ====                ====                ====


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


NOTE 4 - MERGER AGREEMENT

During March 2001, the Company entered into an agreement with Quick-Med Technologies, Inc. ("QMT"), a Delaware corporation, and its shareholders to acquire all of the issued and outstanding shares of capital stock of QMT in exchange for 10,260,000 shares of the Company's capital stock. For accounting purposes, the public shell merger will be treated as an acquisition of the Company by QMT and a recapitalization of QMT. The value of the net assets of the Company after the public shell merger is the same as their historical book value.

Subsequent to the merger, assuming all of the Company's shareholders reconfirm their investment, the Company's shareholders will retain approximately 23% of the outstanding shares of the Company's capital stock. Upon ratification of the public shell merger by its shareholders, the Company will change its name to Quick-Med Technologies, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Above Average Investments, Ltd.

         We were organized as a Nevada corporation on April 21, 1997 for the purpose of creating a corporate vehicle to seek, investigate and, if the investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to employ our funding in their business or to seek the perceived advantages of a publicly-held corporation. In December 2000, we completed an initial public offering for 2,500,000 shares of our common stock for $.05 per share under a Registration Statement that became effective with the Securities and Exchange Commission on September 19, 2000. In December 2000, we executed a merger agreement with Quick-Med Technologies, Inc., a Delaware corporation, to acquire all of Quick-Med Technologies, Inc.'s issued and outstanding shares in exchange for 10,000,000 shares of our common stock. In June 2001, the agreement was amended to increase the number of shares to be exchanged to 10,260,000. This adjustment as made due to the conversion of a note from a Quick-Med director to Quick-Med common stock. Quick-Med Technologies, Inc.'s primary business is the research and development of biomedical products for antibacterial applications.

Negotiations between us and Quick-Med

         In November 2000, we commenced negotiations to acquire Quick-Med. Quick-Med indicated that it was interested in seeking the perceived advantages of a publicly-held corporation and requested information from us. In turn, we requested and received background information on Quick-Med including certain financial information. Once such information was exchanged, the parties began to negotiate the structure of the transaction. We indicated that we were interested in acquiring all of the outstanding capital stock of Quick-Med. Quick-Med indicated that this structure would be acceptable provided that Quick-Med's current shareholders received enough shares of common stock to represent at least 80% of our outstanding shares of common stock. In March 2001, we executed the agreement with Quick-Med to acquire 100% of Quick-Med's stock in exchange for 10,000,000 shares of our common stock. In June 2001, the agreement was amended to increase the number of shares to be exchanged to 10,260,000. This adjustment as made due to the conversion of a note from a Quick-Med director to Quick-Med common stock.

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

Securities Outstanding

         There are presently 3,000,000 shares of common stock outstanding from an authorized issuance of 100,000,000 shares of common stock. If the acquisition is completed, 12,760,000 shares of common stock will be outstanding.

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

Terms of the Reorganization Agreement

         The terms of the merger are stated in the Agreement and Plan of Reorganization Agreement, or merger agreement, dated March 19, 2001. We will consummate the merger when, among other things, we receive acceptance of the reconfirmation offer by at least 80% of the investors. If the merger is consummated, Quick-Med will be merged into Above Average, with Above Average as the surviving entity. We will change our name to Quick-Med Technologies, Inc. When we consummate the merger:

         (i) each shareholder who holds shares of our common stock registered under a registration statement declared effective by the SEC on September 19, 2000 prior to the merger and who accepts the reconfirmation offer will continue to hold his or her share certificate(s) representing our registered common stock; and

         (ii) each stockholder of registered common stock who rejects the reconfirmation offer will be paid his or her pro rata share of the amount in the escrow account of $.05 per share. At the effective date of the merger, Quick-Med's outstanding shares will be canceled. We will issue 10,260,000 shares of our common stock to Quick-Med's shareholders at the effective date, and our current shareholders will own 2,500,000 shares, representing approximately 23% of the surviving entity.

Recent Developments

         Our board believes that the merger represents a good investment opportunity for our shareholders and recommends that the investors elect to accept the reconfirmation offering. The merger agreement was approved by the directors and shareholders of Quick-Med by written consent dated March 5, 2001. The terms of the merger agreement were confirmed by the unanimous consent of the directors on March 5, 2001. The agreement was amended in June 2001.

Accounting Treatment

         For accounting purposes, the public shell merger will be treated as a recapitalization of QMT. The value of the net assets of the Company after the public shell merger is the same as their historical book value.

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

Scientific Team

         Quick-Med's scientific team consists of accomplished academic and private sector researchers in the targeted research and development segments. The team has extensive experience in the areas of wound healing, cosmetic skin treatments, biochemistry, physical and surface chemistry and material science. Individually and in groups they have been awarded numerous patents for inventions in their respective fields. The team has also extensive experience in managing research and development processes for both the military and major private sector companies.

         Assuming this reconfirmation offering and acquisition is completed, Quick-Med's business will be our sole business.


                                LEGAL PROCEEDINGS

         There is no litigation pending or threatened by or against us.

                         ABOVE AVERAGE INVESTMENTS, LTD.

                           PART II - OTHER INFORMATION


         3.1*              Articles of Incorporation
         3.2*              Amendment to Articles of Incorporation
         3.3*              Bylaws
         4.1*              Specimen Informational Statement
         10.1.1**          Merger Agreement
         10.1.2**          Amendment to Merger Agreement
         10.1.3**          Escrow Agreement

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

                                            ABOVE AVERAGE INVESTMENTS, LTD.



         Date July 27, 2001                 By: /s/ Devinder Randhawa
                                                ---------------------
                                                    Devinder Randhawa, President

                                            By: /s/ Bob Henmerling
                                                ---------------------
                                                    Bob Hemmerling, Secretary