Form 10KSB40/A
period 2000-06-30
ABOVE AVERAGE INVESTMENTS LTD
filed 2001-12-18
CIK 1088206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB\A

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

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

                                     PART I

Item 1. Description of Business as of June 30, 2000.

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

Item 2. Description of Property as of June 30, 2000

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

Item 3. Legal Proceedings as of June 30, 2000.

     The Company is not involved in my legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     There was no trading market for our common stock as of June 30, 2000 and there has been no trading market to date. Management has not undertaken any discussions with any prospective market maker concerning the participation in the aftermarket for the Company's securities and management does not intend to initiate any discussions until we have consummated a merger or acquisition. We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

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

Item 6. Plan of Operation as of June 30, 2000.

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

Item 7. Financial Statements.


                         ABOVE AVERAGE INVESTMENTS, LTD.
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                           Page
                                                                           -----

Independent auditors' reports..............................................F-2

Balance sheet at June 30, 2000.............................................F-4

Statements of operations for the years ended
     June 30, 2000 and 1999 and for the period from
     April 21, 1997 (inception) through June 30, 2000......................F-5

Statement of shareholders' equity (deficit), from April 21, 1997
     (inception) through June 30, 2000.....................................F-6

Statements of cash flows for the years ended
     June 30, 2000 and 1999 and for the period from
     April 21, 1997 (inception) through June 30, 2000......................F-7

Notes to financial statements..............................................F-8

To the Board of Directors and Shareholders
Above Average Investments, Ltd.

                          Independent Auditors' Report

We have audited the balance sheet of Above Average Investments, Ltd. (a development stage company) as of June 30, 2000 and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended June 30, 2000 and for the period April 21, 1997 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Above Average Investments, Ltd. as of June 30, 2000, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year ended June 30, 2000 and for the period April 21, 1997 (inception) through June 30, 2000 in conformity with accounting principles generally accepted in the United States.

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
                                                             ===================




                 See accompanying notes to financial statements
                                      F-4

                                        ABOVE AVERAGE INVESTMENTS, LTD.
                                         (A Development Stage Company)

                                           STATEMENTS OF OPERATIONS

                                                                                               April 21, 1997
                                                                                                 (inception)
                                                                      Year Ended                  Through
                                                             June 30,           June 30,          June 30,
                                                               2000               1999              2000
                                                         ---------------    ---------------    ---------------
COSTS AND EXPENSES
     Legal fees........................................  $         8,629    $             -    $         8,629
     Accounting fees...................................            2,233              1,623              3,856
     Licenses and fees.................................              341                 85                426
     Printing costs....................................            5,954                  -              5,954
     Stock-based compensation for
         organizational costs (Note B).................                -                  -                 50
                                                         ---------------    ---------------    ---------------
                                   LOSS FROM OPERATIONS          (17,157)            (1,708)           (18,915)
                                                         ---------------    ---------------    ---------------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)
     Current tax benefit...............................            3,266                325              3,601
     Deferred tax expense..............................           (3,266)              (325)            (3,601)
                                                         ---------------    ---------------    ---------------

                                               NET LOSS  $       (17,157)   $        (1,708)   $       (18,915)
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
                                                      ========  ========= ======== ========  ==========  ==========     ==========


                 See accompanying notes to financial statements

                                        ABOVE AVERAGE INVESTMENTS, LTD.
                                         (A Development Stage Company)

                                           STATEMENTS OF CASH FLOWS
                                                                                               April 21, 1997
                                                                                                (inception)
                                                                     Year Ended                   Through
                                                            June 30,           June 30,           June 30,
                                                              2000               1999               2000
                                                         ---------------    ---------------    ---------------
OPERATING ACTIVITIES
          Net loss.....................................  $       (17,157)   $        (1,708)   $       (18,915)

          Non-cash transactions:
             Stock-based compensation for
                 organizational costs (Note B).........                -                  -                 50
         Third party expenses paid by affiliate on
           behalf of the company, recorded as
           additional-paid-in capital..................           14,985                 85             15,070
          Changes in operating assets and liabilities:
             Accounts payable and accrued liabilities..            2,172              1,623              3,795
                                                         ---------------    ---------------    ---------------

                                     NET CASH (USED IN)
                                   OPERATING ACTIVITIES  $             -    $             -    $             -
                                                         ---------------    ---------------    ---------------

                                   NET CASH PROVIDED BY
                                   FINANCING ACTIVITIES                -                  -                  -
                                                         ---------------    ---------------    ---------------

                                     NET CHANGE IN CASH                -                  -                  -
         Cash, beginning of period.....................                -                  -                  -
                                                         ---------------    ---------------    ---------------
                                    CASH, END OF PERIOD  $             -    $             -    $             -
                                                         ===============    ===============    ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
              Interest.................................  $             -    $             -    $             -
                                                         ===============    ===============    ===============
              Income taxes.............................  $             -    $             -    $             -
                                                         ===============    ===============    ===============


Non-cash financing activities:
               500,000 shares common stock
                  issued for services..................  $             -    $             -    $            50
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

                         ABOVE AVERAGE INVESTMENTS, LTD.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the period from April 21, 1997 (inception) through June 30, 2000 is as follows:

                                                                      April 21,
                                                                        1997
                                                                     (inception)
                                              Year Ended  Year Ended   Through
                                               June 30,    June 30,    June 30,
                                                 2000        1999        2000
                                              ----------  ----------  ----------
U.S. statutory federal rate...................   15.00%     15.00%      15.00%
State income tax rate, net of federal benefit.    4.04%      4.04%       4.04%
Net operating loss (NOL) for which no tax
 benefit is currently available...............  -19.04%    -19.04%     -19.04%
                                              ----------  ----------  ----------
                                                  0.00%      0.00%       0.00%
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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure as of June 30, 2000.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act as of June 30, 2000.

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

Item 10. Executive Compensation as of June 30, 2000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management as of June 30, 2000.

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

None as of June 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Above Average Investments, Ltd.



By    /s/ Devinder Randhawa
   ------------------------
   Devinder Randhawa, President


Date:  December 14, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    /s/ Devinder Randhawa
   ------------------------
   Devinder Randhawa, President


Date: December 14, 2001



By    /s/ Bob Hemmerling
   ---------------------
   Bob Hemmerling, Secretary and Director


Date: December 14, 2001