Form 10QSB/A
period 2000-12-31
ABOVE AVERAGE INVESTMENTS LTD
filed 2001-12-18
CIK 1088206

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2000:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No _X_

     This document consists of 17 pages, excluding exhibits. The Exhibit Index is on page 16.

                         ABOVE AVERAGE INVESTMENTS, LTD.

PART I

Item 1.  Financial Statements.................................................3

Item 2.  Management's Discussion and Analysis.................................8

PART II

Item 6.  Exhibits and Reports on Form 8-K....................................16

Signatures...................................................................17

                      FINANCIAL STATEMENT TABLE OF CONTENTS

Condensed Financial Statements:

Condensed Balance Sheet (unaudited) as of December 31, 2000...................3

Condensed Statements of Operations (unaudited) for the three months ended December 31, 2000 and 1999, six months ended
December 31, 2000 and 1999 and from April 21, 1997 (inception)
through December 31, 2000.....................................................4

Condensed Statements of Cash Flows (unaudited) for the six months ended December 31, 2000 and 1999 and from April 21, 1997 (inception)
through December 31, 2000.....................................................5

Notes to Condensed Financial Statements.....................................6-7

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)
================================================================================
Part I
Item 1. Financial Statements

                                     ASSETS
                                                                    December 31,
                                                                        2000
                                                                     ----------
Restricted cash                                                      $       -
Prepaid acquisition costs                                               10,030
                                                                     ---------

              Total assets                                           $  10,030
                                                                     =========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued liabilities                                               $  59,258
                                                                     ---------

              Total current liabilities                                 59,258
                                                                     ---------

Common stock subject to redemption; 2,500,000 shares                   125,000
Stock subscriptions receivable                                        (125,000)
                                                                     ---------
              Total                                                          -
                                                                     ---------

Stockholders' deficit:
   Common stock, $0.0001 par value, 100,000,000 shares
     authorized; 500,000 shares issued and outstanding                      50
   Additional paid-in capital                                           27,265
   Deficit accumulated during the development stage                    (76,543)
                                                                     ---------
              Total stockholders' deficit                              (49,228)
                                                                     ---------

              Total liabilities and stockholders' deficit            $  10,030
                                                                     =========


            See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
=============================================================================================================


                                           Three Months Ended        Six Months Ended       April 21, 1997
                                              December 31,              December 31,      (inception) through
                                         -----------------------  ------------------------    December 31,
                                            2000         1999        2000          1999          2000
                                         ----------   ----------  -----------   ----------   ------------

Costs and expenses:
   Legal fees                           $  (41,051)   $  (3,718)   $ (45,123)   $  (4,386)   $ (53,753)
   Accounting fees                          (4,105)        (483)      (5,605)      (2,106)      (9,461)
   Printing                                      -         (936)      (6,804)      (2,161)     (12,758)
   Licenses and fees                           (95)           -          (95)         (85)        (521)
   Stock-based compensation for
     organizational costs                        -            -            -            -          (50)
                                        ----------    ---------    ---------    ---------    ---------
Loss from operations                       (42,251)      (5,137)     (57,627)      (8,738)     (76,543)
                                        ----------    ---------    ---------    ---------    ---------

Benefit (provision) for income taxes             -            -            -            -            -
                                        ----------    ---------    ---------    ---------    ---------

Net profit (loss)                       $  (45,251)   $  (5,137)   $ (57,627)   $  (8,738)   $ (76,543)
                                        ==========    =========    =========    =========    =========


Net loss per share - basic and diluted  $    (0.04)   $   (0.01)   $   (0.07)   $   (0.02)
                                        ==========    =========    =========    =========
Weighted average number of shares -
  basic and diluted                      1,055,556      500,000      777,778      500,000
                                        ==========    =========    =========    =========


           See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
==============================================================================================

                                                       Six Months Ended      April 21, 1997
                                                         December 31,      (inception) through
                                                  -------------------------    December 31,
                                                      2000          1999         2000
                                                  -----------    ----------  ---------------

Net cash used in operating activities:
   Net loss                                         $ (57,627)   $  (8,738)   $ (76,543)
   Non-cash transactions:
       Stock-based compensation for
         organizational costs                               -            -           50
       Third party expenses paid by affiliate on
       behalf of the Company, recorded as
       additional paid-in capital                      12,195        4,824       27,265
   Changes in operating assets and liabilities:
       Prepaid acquisition costs                      (10,030)           -      (10,030)
       Accounts payable and accrued liabilities        55,462        3,914       59,258
                                                    ---------    ---------    ---------

Net cash used in operating activities                       -            -            -
                                                    ---------    ---------    ---------

Net cash provided (used) by investing activities            -            -            -
                                                    ---------    ---------    ---------

Net cash provided (used) by financing activities            -            -            -
                                                    ---------    ---------    ---------

Net increase in cash and equivalents                        -            -            -

Cash at beginning of period                                 -            -            -
                                                    ---------    ---------    ---------

Cash at end of period                               $       -    $       -    $       -
                                                    =========    =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                     $       -    $       -    $       -
                                                    =========    =========    =========
       Income taxes                                 $       -    $       -    $       -
                                                    =========    =========    =========

Non-cash financing activities:
   500,000 shares common stock issued for
     services                                       $       -    $       -    $      50
                                                    =========    =========    =========

           See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

Since its inception, the Company has been dependent upon certain related parties to provide continued funding and capital resources to fund its negative cash flow from operations. The Company's auditors have included a paragraph in their audit report in the Company's annual financial statements for the year ended June 30, 2000, which expresses concern about the Company's ability to continue as a going concern unless it can secure continued funding or successfully develop its product.

It is recommended that the accompanying condensed financial statements be read in conjunction with the June 30, 2000 audited financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB.

NOTE 2 -SHARE CAPITAL
---------------------

In December 2000, the Company completed an initial public offering of 2,500,000 common shares at $0.05 per share for cash proceeds of $125,000. Beginning in September 2001, the proceeds of the offering and the common stock issued pursuant thereto are being held in an escrow account, and shall remain in the escrow account until an acquisition meeting specific criteria is completed, and before the deposited funds and deposited securities can be released to the Company and the investors, respectively, the Company is required to update its registration statement with post-effective amendment, and within five business days after the effective date thereof, the Company is required to furnish the investors with the prospectus produced thereby containing the terms of a reconfirmation offer and information regarding the proposed acquisition candidate and its business. Investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to reconfirm their investment and remain an investor or, alternatively, require the return of their investment. Each investor shall have 20 business days from the date of this prospectus to reconfirm their investment. Any investor not making any decision within the 20-business-day period will automatically have their investment returned.

If the Company does not complete an acquisition meeting the specified criteria within 18 months of the effective date of its initial public offering, all of the deposited funds in the escrow account must be returned to investors. (See note 3)

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

NOTE 3 - ESCROW ACCOUNT DISCREPANCY
-----------------------------------

In September 2001, our auditors discovered that the $125,000 raised in the Rule 419 offering that closed on November 28, 2000 had not been deposited in the escrow account at City National Bank. Therefore, these funds were not in our possession and should not have been Included on the balance sheets of our December 31, 2000 and March 31, 2001 reports on Form 10-QSB. This amended report is being filed to report and correct this discrepancy in our financial statements for these periods.

The funds have been held on deposit in the trust account of Martin & Adams, PLLC, a Washington, D.C. law firm which held the funds on behalf of Euro Atlantic Capital Corporation ("Euro"), the organization that is facilitating the merger of our company and Quick-Med. Euro received no commissions or other compensation for raising these funds, and is one of the investors in the offering. Euro acted as Quick-Med's agent in locating a blank check company in order to execute a reverse merger and become a public company. When this discrepancy was brought to the attention of our management, the law firm was immediately notified to transfer the funds. The funds were transferred to City National Bank on September 10, 2001, and received into the escrow account on September 12, 2001. (See note 2)

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

Subsequent to December 31, 2000, the Company entered into an agreement with QMT and its shareholders to acquire all of the issued and outstanding shares of capital stock of QMT in exchange for 10,260,000 shares of the Company's capital stock. For accounting purposes, the public shell merger will be treated as a recapitalization of QMT. The value of the net assets of the Company after the public shell merger is the same as their historical book value.

Subsequent to the merger, assuming all of the Company's shareholders reconfirm their investment, the Company's shareholders will retain approximately 20% of the outstanding shares of the Company's capital stock. Upon ratification of the public shell merger by its shareholders, the Company will change its name to Quick-Med Technologies, Inc.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended December 31, 2000, the Company incurred $45,251 in expenses. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

Item 2.

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

Negotiations between us and Quick-Med

     In November 2000, we commenced negotiations to acquire Quick-Med Technologies, Inc. Quick-Med's primary business is the research and development of biomedical products for antibacterial applications. Quick-Med indicated that it was interested in seeking the perceived advantages of a publicly-held corporation and requested information from us. In turn, we requested and received background information on Quick-Med including certain financial information. Once such information was exchanged, the parties began to negotiate the structure of the transaction. We indicated that we were interested in acquiring all of the outstanding capital stock of Quick-Med. Quick-Med indicated that this structure would be acceptable provided that Quick-Med's current shareholders received enough shares of common stock to represent at least 80% of our outstanding shares of common stock. In March 2001, we executed an agreement with Quick-Med and its shareholders to acquire all of Quick-Med's issued and outstanding shares in exchange for 10,000,000 shares of our common stock. In July 2001, the agreement was amended to increase the number of shares to be exchanged to 10,260,000.

The Offering  and Reconfirmation

     2,500,000 shares of common stock were offered for $.05 per share on a "best efforts, all or none" basis. We conducted the offering directly, without the use of an underwriter, and the offering was completed in December 2000. An amended prospectus is being furnished to investors in the reconfirmation offering so they may consider reconfirming their investment as a result of our proposed acquisition. The amendment also contains proxy material for approval of the merger and other corporate matters.

Securities Outstanding

     There are presently 3,000,000 shares of common stock outstanding from an authorized issuance of 100,000,000 shares of common stock. If the acquisition is completed, 13,600,000 shares of common stock will be outstanding on a fully diluted basis, which includes 840,000 shares issuable upon the exercise of options. These options are currently issued under Quick-Med's stock option plan, which will be assumed by us upon consummation of the merger.

Escrow

     After the post-effective amendment is declared effective, we will start the reconfirmation offering. Upon reconfirmation, we will notify the escrow agent to release the proceeds and the securities to us. We will distribute the certificates. Investors will receive a supplement to the prospectus indicating the amount of proceeds and securities released and the date of release.

Escrow Account Discrepancy

     In September 2001, our auditors discovered that the $125,000 raised in the Rule 419 offering that closed on November 28, 2000 had not been deposited in the escrow account at City National Bank. Therefore, these funds were not in our possession and should not have been included on the balance sheets of our December 31, 2000 and March 31, 2001 reports on Form 10-QSB. This amended report is being filed to report and correct this discrepancy on our financial statements for these periods.

     The funds have been held on deposit in the trust account of Martin & Adams, PLLC, a Washington, D.C. law firm which held the funds on behalf of Euro Atlantic Capital Corporation ("Euro"), the organization that is facilitating the merger of our company and Quick-Med. Euro received no commissions or other compensation for raising these funds, and is one of the investors in the offering. Euro acted as Quick-Med's agent in locating a blank check company in order to execute a reverse merger and become a public company. When this discrepancy was brought to the attention of our management, the law firm was immediately notified to transfer the funds. The funds were transferred to City National Bank on September 10, 2001, and received into the escrow account on September 12, 2001.

Reconfirmation Offering Conducted in Compliance with Rule 419

     We are a blank check company and, consequently, the reconfirmation offering is being conducted in compliance with Rule 419. The investors have certain rights and will receive the substantive protection provided by the rule. To that end, the securities purchased by investors and the funds received in our initial public offering are deposited and held in an escrow account established under Rule 419, and will remain in the escrow account until an acquisition meeting specific criteria is completed. Before the acquisition can be completed and before the deposited funds and deposited securities can be released to us and the investors, respectively, we are required to update the registration statement with a post-effective amendment, and within five business days after the effective date, we are required to furnish the investors with the prospectus containing the terms of a reconfirmation offer and information about the proposed acquisition candidate and its business, including audited financial statements. According to Rule 419, investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to reconfirm their investment and remain an investor or, alternately, require the return of their investment. Each investor has 20 business days from the date of the prospectus to reconfirm his/her investment. Any investor who does not decide within the 20 business day period will automatically have his/her investment returned.

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

Terms of the Reorganization Agreement

     The terms of the merger are stated in the Reorganization Agreement dated March 19, 2001. We will consummate the merger when, among other things, we receive acceptance of the reconfirmation offer by at least 80% of the investors. If the merger is consummated, Quick-Med will be merged into Above Average, with Above Average as the surviving entity. We will change our name to Quick-Med Technologies, Inc. When we consummate the merger:

     (i) each shareholder who holds shares of our common stock registered under a registration statement declared effective by the SEC on September 19, 2000 prior to the merger and who accepts the reconfirmation offer will continue to hold his or her share certificate(s) representing our registered common stock; and

     (ii) each stockholder of registered common stock who rejects the reconfirmation offer will be paid his or her pro rata share of the amount in the escrow account of $.05 per share. At the effective date of the merger, Quick-Med's outstanding shares will be canceled. We will issue 10,260,000 shares of our common stock to Quick-Med's shareholders at the effective date, and our current shareholders will own 2,000,000 shares, representing 18.4% of the surviving entity, on a fully-diluted basis. The 500,000 originally issued shares are being purchased as part of the merger at the public offering price.

Recent Developments

     Our board believes that the merger represents a good investment opportunity for our shareholders and recommends that the investors elect to accept the reconfirmation offering. The merger agreement was approved by the directors and shareholders of Quick-Med by written consent dated March 19, 2001. The merger agreement was confirmed by the unanimous consent of the directors on March 19, 2001.

Accounting Treatment

     Although we are the legal surviving corporation, for accounting purposes, the merger is treated as a public shell merger of Above Average and Quick-Med, and a recapitalization of Quick-Med. Quick-Med is the acquirer for accounting purposes because the Quick-Med stockholders will receive the larger portion of the common stockholder interests and voting rights.

Use of Proceeds

     In our initial public offering, we raised $125,000 in proceeds. None of the deposited funds have been or will be expended to merge Quick-Med into us. The deposited funds will be transferred to us under the merger agreement if a business combination is effected.

Quick-Med Technologies, Inc.

     Quick-Med was incorporated in Delaware in December 1997. Its business primarily consists of research and development of biomedical products and devices for antibacterial applications. Quick-Med's vision is to rapidly deliver break-through products in targeted civilian and military health care markets where it can leverage core technologies. Quick-Med intends to fund the research efforts necessary to develop the planned products, administer the patenting process, subcontract the manufacture of its products and, in many cases, enter joint ventures with other companies to move products to the marketplace. Quick-Med itself does not intend to manufacture and distribute final products.

     Quick-Med will focus its attention on the value-added activities of developing and commercializing new core technologies. Scientific experts in relevant fields are identified and retained through consulting contracts. Senior management is identified to ensure broad experience in all aspects of the business. Operating costs have been kept relatively low because the Quick-Med compensates management and the scientific team mostly in equity, and not in cash salaries, benefits and offices. Most activities are conducted in university, military or other business locations of the management team. Internal communication is frequent and highly effective through the electronic means that underpin the growing trend toward telecommuting.

Quick-Med's Business Model

     Quick-Med's goal is to develop core technologies with multiple applications in targeted areas showing what it perceives to be wide gaps between available science and application. To accelerate research and development Quick-Med has retained qualified researchers who it believes can prototype, test and help to effectively commercialize attractive products in targeted areas.

     When it develops new technologies, Quick-Med will seek patent protection in all major geographic end markets and it will seek exclusive ownership of the associated patent rights. Exclusive rights may maximize Quick-Med's ability to profitably commercialize the technology. If Quick-Med personnel are not the exclusive inventors of the technology, which means that Quick-Med is not the sole owner of patent rights then there will be other inventors who, according to patent law, are also able to exploit their rights under the patent. While Quick-Med can still seek to commercialize the technology under such a non-exclusive patent, its ability to do so is reduced since it could face competition from one of the other inventors named on the patent, or an entity to whom the other inventors might have assigned their rights. In cases where there are such other inventors, Quick-Med will seek a license agreement with the other inventors or their assignees so that Quick-Med has exclusive rights to commercialize the technology. To date, Quick-Med has licensed the rights to 13 patents on an exclusive basis and has filed three patent applications for its own inventions, none of which have been granted as of the date of this report.

     For most of its intended products, Quick-Med does not intend to manufacture and distribute to it's end-markets. Quick-Med expects to develop the technology to the point of developing a prototype, determining the potential for market acceptance and then finding a strategic partner or purchaser of the potential product. It seeks to choose partners to reduce risk and accelerate growth in manufacturing or distribution. For products where the ultimate end user or buyer is a civilian entity, Quick-Med intends to license its technology to a branded distributor and receive a royalty on end-market sales. Manufacturing will also be outsourced, in many cases to the same company distributing the product. For products where the user is a military or civil defense entity, Quick-Med may sell the product itself to the user but will outsource manufacturing to firms with military approval. In this case revenues can be earned directly from sales.

     Quick-Med believes that there can be significant benefits to strategic partnerships with larger corporations. Larger corporations may have capital, manufacturing resources, access to markets, and strong consumer brands. Quick-Med seeks to gain the capacity and channels to deliver its technology and Quick-Med believes that the larger companies need to add new products to their lines, assuring successful relationships.

     Quick-Med currently conducts its research with contract research organizations. It has recently opened a research facility with one of these contract research organizations in Gainesville, Florida near its University of Florida researchers. Research and development is also being conducted with the US Army pursuant to a CRADA agreement.

     In the future, Quick-Med intends to conduct research and development in its own facilities or with contract research organizations. Research and development is completed at such time as a potential product has proven efficacy and safety. If the product requires regulatory approval, then regulatory review will occur subsequent to completion of research and development. If no approval is required, then the product will be commercialized upon completion of development. If available, Quick-Med will seek patent protection as soon in the development stage as management determines a patentable invention has been discovered.

     Most of Quick-Med's proposed products will require regulatory approval before they can be sold. Quick-Med has not yet commenced the regulatory approval process on any of its products or made any filings with government agencies other than its patent applications. Quick-Med cannot predict when regulatory filings will be made and when the process will be completed.

Management Team

         Quick-Med's management team is composed of bankers, attorneys, retired military generals and business professionals, all with 16 to 35 years of experience in their respective fields, and have attained senior levels in their corporate, scientific or military careers.

Scientific Team

     Quick-Med's scientific team consists of experienced leading academic and private sector researchers in the targeted research and development segments. The team has extensive experience in the areas of wound healing, cosmetic skin treatments, biochemistry, physical and surface chemistry and material science. The team has also extensive experience in managing research and development processes for both the military and major private sector companies. Quick-Med has retained five scientists as consultants. Three additional scientists serve as officers and directors but do not receive any compensation.

Products Under Development

     Quick-Med's strategy is to develop core technologies that can apply to multiple targets in the civilian and military health care markets. Quick-Med presently has two technologies that it is seeking to use in four markets:

Ilomostat

     Quick-Med has an exclusive license on a new bio-medical compound called Ilomostat. Ilomostat is a member of a class of compounds called Matrix Metallaproteinese Inhibitors or MMPIs. As discussed in articles listed above in Quick-Med Plan of Operations, scientific research by members of Quick-Med's team and other independent researchers have shown that MMPIs block the production of Matrix Metallaproteinese or, MMPs, in skin cells. They have also shown that MMPs are naturally occurring compounds that can cause detrimental effects in the skin when events trigger an over-production of MMPs in skin cells. Events that can trigger an over-production of MMPs include certain external chemical exposures, sun damage or even natural aging in which the levels of other compounds in skin cells, such as estrogen in women, decline.

     This core technology will be developed into two product lines: chemical warfare and skin care.

Chemical Warfare

     As exemplified by recent Anthrax incidents, chemical warfare is now a the leading threat posed by rogue military states or terrorists. Quick-Med is developing a post-injury chemical warfare agent for treatment of mustard gas and other chemical burns to be sold to the U.S. military and friendly states, as well as for civil defense. Related products to be developed will target the civilian chemical burn market in areas like industrial accidents and civilian or military exposures to hazardous materials.

     Quick-Med expects to complete research and development of the post-injury agent within the next 12 to 24 months. It expects final product specification, initial contract awards, manufacturing and distribution to be initiated within 18 to 24 months of that. Quick-Med will have exclusive rights to this potential product subject to its obligation under the CRADA to sell any product to the U.S. Army and is required to pay royalties to the MMP patent holder.

Skin Care

     Quick-Med believes that one of the largest health care markets is skin care, especially in the aging population where natural chemical processes like declining estrogen levels lead to skin deterioration. Quick-Med is developing an anti-wrinkle cosmetic cream with particular application to post-menopausal women as a healthier alternative to estrogen replacement. Related products will target the general marketplace for skin care products.

     Quick-Med expects to complete research and development of the cosmetic cream within the next 9 to 18 months. It expects to license the formulation to a manufacturing and distribution partner within 6 to 12 months after completion of research and development. Quick-Med has filed a patent application for the formulation of this product and will have exclusive rights to this product, subject to its obligation to pay royalties to the inventor.

Advanced Super Absorbent Polymers

     Quick-Med has filed a patent application for a second core technology for super absorbent polymers that are chemically engineered to create new products in the following target markets:

     Wound dressings

          Based upon a report by the Southern Technology Applications Center, or STAC, which forecasts an aging population, Quick-Med believes the market for severe or chronic wound dressings used in hospitals and outpatient facilities is large and growing rapidly. Yet the technology used in the current high margin products like the gauze bandage still found in most medicine cabinets lags far behind available science. Quick-Med is developing a proprietary modern bandage, which employs an advanced wound dressing that utilizes its super absorbent polymer technology to deliver medication while disinfecting and absorbing exudate.

     Quick-Med expects to complete research and development of the wound dressing within 9 to 18 months. Quick-Med has filed a patent application that is currently pending and will provide them with exclusive rights to use should a patent be granted. It expects to license the technology to a manufacturing and distribution partner within 6 to 12 months of that.

     Quick-Med is exploring other uses of this technology that would benefit from the antimicrobial properties, since the dressing can be included in many kinds of fabrics. Potential uses are surgical clothing, tablecloths. Shoes and masks.

     Protective clothing

     Based on the Department of Defense Nuclear Biological/Chemical Defense Annual Report to Congress Dated March 2000, the U.S. Army is expected to spend over $1 billion in the next ten years on a 1950's technology for protecting soldiers from chemical warfare attacks, which consists of heavy clothing laced with activated carbon that is difficult to wear and requires frequent replacement. Quick-Med is developing a new generation of fabric comprised of layers of high efficiency filtration fiber webs, some of which are treated with neutralizers for chemical warfare agents to replace existing technology for protecting soldiers. Related products will target markets for emergency response forces and hazardous material handlers.

     If sufficient funding is obtained, it expects to complete research and development of a protective fabric within 18 to 30 months after funding. In order to develop a commercial product, Quick-Med needs to find a manufacturing partner that meets U.S. Military requirements within 6 to 12 months of that. It expects shipments to the U.S. Military and first responder groups to begin in 2004. Quick-Med filed a provisional patent in October 2000 and filed the full application in October 2001. Quick-Med will have exclusive rights to this product.

     Assuming this reconfirmation offering and acquisition is completed, Quick-Med's business will be our sole business.

                                LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us.

                         ABOVE AVERAGE INVESTMENTS, LTD.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         3.1*         Articles of Incorporation
         3.2*         Amendment to Articles of Incorporation
         3.3*         Bylaws
         4.1*         Specimen Informational Statement
         10.1.1**     Merger Agreement
         10.1.2**     Amendment to Merger Agreement
         10.1.2**     Escrow Agreement

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated October 1999, and incorporated by reference.

**Incorporated by reference to the Company's Form SB-2, filed July 14, 2000 (File No. 333-41672), and amendments thereto.

Reports on Form 8-K

A Form 8-K (File No. 000-27545) was filed on September 7, 2001 reporting a change in accountants under Item 4.

                         ABOVE AVERAGE INVESTMENTS, LTD.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ABOVE AVERAGE INVESTMENTS, LTD.

Date: December 18, 2001                 By: /s/ Devinder Randhawa
                                            ------------------------------------
                                            Devinder Randhawa, President

                                        By: /s/ Bob Hemmerling
                                            ------------------------------------
                                            Bob Hemmerling, Secretary