Form 10QSB/A
period 2001-03-31
ABOVE AVERAGE INVESTMENTS LTD
filed 2001-12-21
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                  FORM 10-QSB/A
                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended March 31, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from..........to...........
               Commission file number 000-27545


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

Item 2.  Management's Discussion and Analysis.................................8

Part II

Item 6.  Exhibits and Reports on Form 8-K....................................16

Signatures...................................................................17

                      FINANCIAL STATEMENT TABLE OF CONTENTS

Condensed Financial Statements:

Condensed Balance Sheet (unaudited) as of March 31, 2001......................3

Condensed Statements of Operations (unaudited) for the three months ended March 31, 2001 and 2000, nine months ended
March 31, 2001 and 2000 and from April 21, 1997 (inception)
through March 31, 2001........................................................4

Condensed Statements of Cash Flows (unaudited)
for the nine months ended March 31, 2001 and 2000 and from
April 21, 1997 (inception)through March 31, 2001..............................5

Notes to Condensed Financial Statements.....................................6-7

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)
================================================================================
Part I
Item 1. Financial Statements

                                     ASSETS

                                                                  March 31, 2001
                                                                  --------------
Restricted cash                                                      $       -
Prepaid acquisition costs                                            $  10,030
                                                                     ---------
              Total assets                                           $  10,030
                                                                     =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accrued liabilities                                               $  73,201
   Liability to repurchase stock                                        25,000
                                                                     ---------
              Total current liabilities                              $  98,201

Common stock subject to redemption; 2,500,000 shares                   125,000
Stock subscriptions receivable                                        (125,000)
                                                                     ---------
              Total                                                          -
                                                                     ---------
Stockholders' deficit:
   Common stock, $0.0001 par value, 100,000,000 shares
     authorized; 500,000 shares issued and outstanding                      50
   Additional paid-in capital                                            2,324
   Deficit accumulated during the development stage                    (90,545)
                                                                     ---------
              Total stockholders' deficit                              (88,171)
                                                                     ---------
              Total liabilities and stockholders' deficit            $  10,030
                                                                     =========

            See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
====================================================================================================================================

                                                           Three Months Ended             Nine Months Ended        April 21, 1997
                                                                March 31,                      March 31,         (inception) through
                                                       ---------------------------    --------------------------      March 31,
                                                            2001          2000            2001          2000            2001
                                                       ------------    -----------    -----------    -----------    ------------

Costs and expenses:
    Legal fees                                          $    10,398    $     2,236    $    55,521    $     6,622    $    64,151
    Accounting fees                                           3,545            250          9,150          2,106         13,006
    Printing                                                      -          2,865          6,804          5,026         12,758
    Licenses and fees                                            59              -            154             85            580
    Stock-based compensation for
      organizational costs                                        -              -              -              -             50
                                                        -----------    -----------    -----------    -----------    -----------

Loss from operations                                        (14,002)        (5,351)       (71,629)       (13,839)       (90,545)
                                                        -----------    -----------    -----------    -----------    -----------

Benefit (provision) for income taxes                              -              -              -              -              -
                                                        -----------    -----------    -----------    -----------    -----------

Net loss                                                $   (14,002)   $    (5,351)   $   (71,629)   $   (13,839)   $   (90,545)
                                                        ===========    ===========    ===========    ===========    ===========


Net loss per share - basic and diluted                  $     (0.01)   $     (0.01)   $     (0.05)   $     (0.03)
                                                        ===========    ===========    ===========    ===========
Weighted average number of shares -
  basic and diluted                                       3,000,000        500,000      1,518,519        500,000
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

                                                                           Nine Months Ended     April 21, 1997
                                                                               March 31,       (inception) through
                                                                        -----------------------     March 31,
                                                                           2001          2000         2001
                                                                        -----------   ----------  -----------
Net cash provided by operating activities:
   Net loss                                                              $ (71,629)   $ (13,839)   $ (90,545)
   Non-cash transactions:
       Stock-based compensation for
         organizational costs                                                    -            -           50
   Third party expenses paid by affiliate on
     behalf of the Company, recorded as
     additional paid-in capital                                             12,253       12,344       27,324
   Changes in operating assets and liabilities:
       Prepaid acquisition costs                                           (10,030)           -      (10,030)
       Accounts payable and accrued liabilities                             69,406        1,495       73,201
                                                                         ---------    ---------    ---------

Net cash used in operating activities                                            -            -            -
                                                                         ---------    ---------    ---------

Net cash provided (used) by investing activities                                 -            -            -
                                                                         ---------    ---------    ---------

Net cash provided (used) by financing activities                                 -            -            -
                                                                         ---------    ---------    ---------

Net increase in cash and equivalents                                             -            -            -

Cash at beginning of period                                                      -            -            -
                                                                         ---------    ---------    ---------

Cash at end of period                                                    $       -    $       -    $       -
                                                                         =========    =========    =========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
       Interest                                                          $       -    $       -    $       -
                                                                         =========    =========    =========
       Income taxes                                                      $       -    $       -    $       -
                                                                         =========    =========    =========
Non-cash financing activities:
   500,000 shares common stock issued for services                       $       -    $       -    $      50
                                                                         =========    =========    =========
   Liability to repurchase stock and decrease in
   additional paid in capital                                            $  25,000    $       -    $  25,000
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

In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to provide a fair presentation of the operating results for the interim periods presented have been made. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the for the year ended June 30, 2000. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

NOTE 2 - SHARE CAPITAL
----------------------

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

If the Company does not complete an acquisition meeting the specified criteria within 18 months of the effective date of its initial public offering, all of the deposited funds in the escrow account must be returned to investors. (See note 3)

The 500,000 shares issued and outstanding prior to the shares sold in the offering completed in December 2000 will be purchased by Quick-Med Technologies, Inc ("QMT") as part of the merger for $0.05 per share. These shares will be cancelled when the merger is consummated. The Company has recorded a $25,000 liability for the payment of these shares.

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

The funds have been held on deposit in the trust account of Martin & Adams, PLLC, a Washington, D.C. law firm which held the funds on behalf of Euro Atlantic Capital Corporation ("Euro"), the organization that is facilitating the merger of our company and Quick-Med. Euro received no commissions or other compensation for raising these funds, and is one of the investors in the offering. Euro acted as Quick-Med's agent in locating a blank check company in order to execute a reverse merger and become a public company. When this discrepancy was brought to the attention of our management, the law firm was immediately notified to transfer the funds. The funds were transferred to City National Bank on September 10, 2001, and received into the escrow account on September 12, 2001. (See note 2)

NOTE 4 - MERGER AGREEMENT
-------------------------

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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended March 31, 2001, the Company incurred $14,002 in expenses. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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

Item 6. Exhibits and Reports on 8-K

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

                                        ABOVE AVERAGE INVESTMENTS, LTD.

Date: December 18, 2001                 By: /s/ Devinder Randhawa
                                            ---------------------
                                            Devinder Randhawa, President

                                        By: /s/ Bob Hemmerling
                                            ---------------------
                                            Bob Hemmerling, Secretary