Form 10KSB40
period 2001-06-30
ABOVE AVERAGE INVESTMENTS LTD
filed 2002-01-04
CIK 1088206

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended June 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from _____________ to _____________

                        Commission file number: 000-27545


                         Above Average Investments, Ltd.
                 (Name of small business issuer in its charter)

          NEVADA                                             98-0204736
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                         Identification No.)

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   3,000,000

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

Forward Looking Statements

         Because we desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by or on our behalf. We disclaim any obligation to update forward looking statements. Readers should also understand that under Section 27A(b)(2)(D) of the `33 Act, and Section 21E(b)(2)(D) of the `34 Act, the "safe harbor" provisions of the PSLRA do not apply to statements made in connection with our offering.

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         There was no trading market for our common stock as of June 30, 2001 and there has been no trading market to date. Management has not undertaken any discussions with any prospective market maker concerning the participation in the aftermarket for the Company's securities and management does not intend to initiate any discussions until we have consummated a merger or acquisition. We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

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

Item 6. Management's Discussion & Analysis.

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

Escrow Account Discrepancy

         In September 2001, our auditors discovered that the $125,000 raised in the Rule 419 offering that closed on November 28, 2000 had not been deposited in the escrow account at City National Bank. Therefore, these funds were not in our possession and should not have been included on the balance sheets of our December 31, 2000 and March 31, 2001 reports on Form 10-QSB. These reports were amended and filed to report and correct this discrepancy in our financial statements for these periods.

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

Item 7. Financial Statements.



                         ABOVE AVERAGE INVESTMENTS, LTD.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2001 AND 2000

                                TABLE OF CONTENTS



Financial Statements:

       Independent Auditors Report..........................................F-2

       Balance Sheets as of June 30, 2001 and 2000..........................F-3

       Statements of Operations for the years ended June 30, 2001 and 2000 and for the period from April 21, 1997 (inception)
         through June 30, 2001..............................................F-4

       Statements of Changes in Stockholders' Equity (Deficit) for
         the years ended June 30, 2001 and 2000 and for the period
         from April 21, 1997 (inception) through June 30,
         2001...............................................................F-5

       Statements of Cash Flows for the years ended June 20, 2001 and 2000 and for the period from April 21, 1997 (inception)
         through June 30, 2001..............................................F-6

       Notes to Financial Statements............................F-7 through F-12

                       DASZKAL BOLTON MANELA DEVLIN & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

       2401 N.W. BOCA RATON BOULEVARD, SUITE 100 BOCA RATON, FLORIDA 33431
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236

JEFFREY A. BOLTON, CPA, P.A.                    MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                    OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA, P.A.


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Above Average Investments, Ltd.


We have audited the accompanying balance sheets of Above Average Investments, Ltd. (a Development Stage Company) as of June 30, 2001, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended and for the period from April 21, 1997 (inception) through June 30, 2001. We did not audit the period from April 21, 1997 (inception) through June 30, 2000, which statements reflect a cumulative loss totaling $18,915. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the cumulative amounts for the period ending June 30, 1997 through June 30, 2000, is based solely on the reports of the other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Above Average Investments, Ltd. as of June 30, 2001, and the results of its operations and its cash flows for the year then ended and for the period from April 21, 1997 (inception) through June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses in the development stage. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the footnotes accompanying the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ DASZKAL BOLTON MANELA DEVLIN & CO.
Boca Raton, Florida
November 28, 2001

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
BALANCE SHEETS
JUNE 30, 2001 AND 2000

================================================================================
                                     ASSETS

                                                              2001        2000
                                                            --------    --------

Prepaid acquisition costs                                   $ 10,030    $     -
                                                            --------    --------

              Total assets                                  $ 10,030    $     -
                                                            ========    ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities                $129,065    $ 3,795
    Liability to repurchase stock                             25,000          -
                                                            --------          -

              Total current liabilities                      154,065      3,795
                                                            --------    -------

Common stock subject to redemption; 2,500,000 shares         125,000          -
Stock subscriptions receivable                              (125,000)         -
                                                            --------    -------
              Total                                                -          -
                                                            --------    -------

Stockholders' deficit:
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized; 500,000 shares issued and outstanding           50         50
    Additional paid-in capital                                 2,365     15,070
    Accumulated deficit                                     (146,450)   (18,915)
                                                            --------    -------
              Total stockholders' deficit                   (144,035)    (3,795)
                                                            --------    -------

              Total liabilities and stockholders' deficit   $ 10,030    $     -
                                                            ========    =======


                 See accompanying notes to financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                         April 21, 1997
                                                                   Year Ended              (inception)
                                                                    June 30,                 through
                                                           --------------------------        June 30,
                                                              2001            2000            2001
                                                           ----------      ----------      -----------
Costs and expenses:
    Legal fees                                             $  94,584       $   8,629         103,213
    Accounting fees                                           25,970           2,233          29,826
    Printing                                                   6,804           5,954          12,758
    Licenses and fees                                            177             341             603
    Stock-based compensation for organizational costs           --              --                50
                                                           ---------       ---------       ---------

Loss from operations                                        (127,535)        (17,157)       (146,450)
                                                           ---------       ---------       ---------

Net loss                                                   $(127,535)      $ (17,157)      $(146,450)
                                                           =========       =========       =========


Net loss per share - basic and diluted                     $   (0.26)      $   (0.03)
                                                           =========       =========
Weighted average number of shares - basic and diluted        500,000         500,000
                                                           =========       =========


                See accompanying notes to financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                                                                               Deficit
                                                                                              Accumulated
                                      Preferred Stock          Common Stock      Additional     During
                                    -------------------    --------------------    Paid-in    Development
                                     Shares     Amount      Shares      Amount     Capital       Stage        Total
                                    --------   --------    --------    --------   ---------   -----------   ----------

Beginning balance, April 21, 1997         -     $  --          --     $    --     $    --      $    --      $    --

Common stock issued in exchange
 for organization costs                   -        --       500,000          50        --           --             50

Net loss for the period ended
 June 30, 1997                            -        --          --          --          --            (50)         (50)
                                     ------     -------   ---------   ---------   ---------    ---------    ---------

Balance, June 30, 1997                    -        --       500,000          50        --            (50)        --

Net loss for the year ended
 June 30, 1998                            -        --          --          --          --           --           --
                                     ------     -------   ---------   ---------   ---------    ---------    ---------

Balance, June 30, 1998                    -        --       500,000          50        --            (50)        --

Third party expenses paid by an
 affiliate on behalf of the Company       -        --          --          --            85         --             85

Net loss for the year ended
 June 30, 1999                            -        --          --          --          --         (1,708)      (1,708)
                                     ------     -------   ---------   ---------   ---------    ---------    ---------

Balance, June 30, 1999                    -        --       500,000          50          85       (1,758)      (1,623)

Third party expense paid by an
 affiliate on behalf of the Company       -        --          --          --        14,985         --         14,985

Net loss for the year ended
 June 30, 2000                            -        --          --          --          --        (17,157)     (17,157)
                                     ------     -------   ---------   ---------   ---------    ---------    ---------

Balance, June 30, 2000                    -        --       500,000          50      15,070      (18,915)      (3,795)

Third party expenses paid by an
 affiliate on behalf of the Company       -        --          --          --        12,295         --         12,295

Common stock to be repurchased            -        --          --          --       (25,000)        --        (25,000)

Net loss for the year ended
 June 30, 2001                            -        --          --          --          --       (127,535)    (127,535)
                                    -------     -------   ---------   ---------   ---------    ---------    ---------

Balance, June 30, 2001                    -     $  --       500,000   $      50   $   2,365    $(146,450)   $(144,035)
                                    =======     =======   =========   =========   =========    =========    =========

                 See accompanying notes to financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                                                                         April 21, 1997
                                                                     Year Ended           (inception)
                                                                      June 30,             through
                                                             --------------------------    June 30,
                                                                 2001           2000         2001
                                                             ------------   ------------  -----------

       Net cash provided by operating activities:
          Net loss                                            $(127,535)     $ (17,157)    $(146,450)
          Non-cash transactions:
              Stock-based compensation for
                organizational costs                               --             --              50
               Third party expenses paid by affiliate on
                behalf of  the Company, recorded as
                additional paid-in capital                       12,295         14,985        27,365
          Changes in operating assets and liabilities:
              Prepaid acquisition costs                         (10,030)          --         (10,030)
              Accounts payable and accrued liabilities          125,270          2,172       129,065
                                                              ---------      ---------     ---------
       Net cash used in operating activities                       --             --            --
                                                              ---------      ---------     ---------

       Net cash used in financing activities                       --             --            --
                                                              ---------      ---------     ---------

       Net cash from investing activities                          --             --            --
                                                              ---------      ---------     ---------

       Net increase in cash and equivalents                        --             --            --

       Cash at beginning of period                                 --             --            --
                                                              ---------      ---------     ---------

       Cash at end of period                                  $    --        $    --       $    --
                                                              =========      =========     =========

       Supplemental disclosure of cash flow information:
          Cash paid during the period for:
              Interest                                        $    --        $    --       $    --
                                                              =========      =========     =========
              Income taxes                                    $    --        $    --       $    --
                                                              =========      =========     =========

       Non-cash financing activities:
          500,000 shares common stock issued for services     $    --        $    --       $      50
                                                              =========      =========     =========
          Liability to repurchase stock and decrease in
            additional paid in capital                        $  25,000      $    --       $  25,000
                                                              =========      =========     =========

                 See accompanying notes to financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - BASIS OF PRESENTATION

Above Average Investments, Ltd. (the "Company") was incorporated under the laws of Nevada on April 21, 1997 to engage in any lawful corporate undertaking. The Company entered into the development stage in accordance with Statements of Financial Accounting Standards (SFAS) no. 7 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The Company has been in the development stage since inception and has no significant operations to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company will successfully complete a merger with an operating company. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.


NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception and no revenue. There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the amounts and classification of liabilities that may result from the outcome of this uncertainty.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company has no cash equivalents at June 30, 2001 and 2000.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Earnings Per Share

Earnings per share are computed based on the weighted average number of common shares as if they were outstanding. Basic and diluted earnings per share are the same for the years ended 2001 and 2000.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,  continued

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," was issues in October 1995. This accounting standard permits the use of either a fair value based method or the method defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock-based compensation arrangements. Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and earnings per share that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25. For stock issued to officers the fair value approximates the intrinsic value. Therefore, no pro forma disclosures are presented.

Fair Value of Financial Instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has determined, based on available market information and appropriate valuation methodologies, the fair value of its financial instruments approximates carrying value. The carrying amounts of cash, accounts payables, and other accrued liabilities approximate fair value due to the short-term maturity of the instruments.

Recently Issued Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement No. 142). Statement No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Identifiable intangible assets will continue to be amortized over their estimated useful lives. The requirements of Statement No. 142 are effective for fiscal years beginning after December 15, 2001.

In June 2001, the FASB also approved for issuance Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations. The Statement establishes accounting requirements for obligations associated with tangible long-lived assets.

The adoption of Statements No. 141, 142 and 143 are not expected to have a material effect on the Company's financial position or results of operations.

The Company will continue to review these new accounting pronouncements over time to determine if any additional disclosures are necessary based on evolving circumstances.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at an affiliate's address. This address is Suite 104, 1456 St. Paul Street, Kelowa, B.C., Canada, V1Y 2E6. At this time the Company has no need for an office.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the years ended June 30, 2001 and 2000, the affiliate paid $12,295 and $14,985 in expenses on behalf of the Company. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.


NOTE 5 - INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities. The tax amounts have been calculated using the 34% and 19.04% federal income tax rates for the years ended June 30, 2001 and 2000, respectively.

The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. The tax amounts have been calculated using the 34% and 19.04% federal income tax rates.


                                                     Year Ended June 30,
                                              ----------------------------------
                                                    2001              2000
                                              ----------------   ---------------

U.S. statutory federal rate                         34.00%            15.00%
State income tax rate, net of federal benefit        0.00%             4.04%
Net operating loss for which no tax benefit
  is currently available                           -34.00%           -19.04%
                                              ----------------   ---------------
                                                     0.00%             0.00%
                                              ================   ===============

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 5 - INCOME TAXES, continued

Reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                      Year Ended June 30,
                                                --------------------------------
                                                     2001               2000
                                                ---------------    -------------
Benefit computed at the statutory rates
  (34% and 19.04%, respectively)                   $ (43,362)        $ (3,266)
Reinstatement/change in deferred tax
  asset valuation allowance                           43,362            3,266
                                                    --------          -------
Tax provision (benefit)                            $      -          $     -
                                                    ========          =======

The components of the deferred tax assets were as follows at June 30:

                                                      Year Ended June 30,
                                                --------------------------------
                                                     2001               2000
                                                ---------------    -------------
Deferred tax assets:
     Net operating loss carryforward               $  12,577         $  3,266
     Start-up costs                                   30,785               -
                                                    --------               -
         Total deferred tax assets                    43,362            3,266
                                                    --------          -------

Deferred tax liabilities:
     Other                                                -                -
                                                    --------          -------
         Total deferred tax liabilities                   -                -
                                                    --------          -------
         Net deferred tax asset                       43,362            3,266
                                                    --------          -------

Valuation allowance:
     Beginning of year                                (3,266)              -
     Increase during the year                        (40,096)          (3,266)
                                                    --------          -------
         Ending balance                              (43,362)          (3,266)
                                                    --------          -------
         Net deferred taxes                        $      -          $     -
                                                    ========          =======

As of June 30, 2001, the Company's net operating loss carry forward of approximately $36,990 will expire from 2019 through 2020.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company initially authorized 25,000 shares of $1.00 par value common stock. On August 3, 1999 the Board of Directors approved an increase in authorized shares to 100,000,000 and changed the par value to $0.0001. On April 22, 1997 the Company issued 500,00 shares of common stock for services valued at $0.0001 per share. The shares were valued nominally at $50 as there was no market price for the Company's common stock as of the date of issuance.

On August 19, 1999 the Company filed amended articles with the state of Nevada to change the authorized shares of common stock originally approved by the Board of Directors on April 21, 1997 from 25,000, no par value to 100,000,000, $0.0001 par value. Nevada Revised Statutes Section 78.385 (C) treats this amendment as if it was filed on April 21, 1997, therefore, giving the Company enough shares for the original issuance of 500,000 shares of common stock.

In December 2000, the Company completed an initial public offering of 2,500,000 common shares at $0.05 per share for cash proceeds of $125,000. Beginning in September 2001, the proceeds of the offering and the common stock issued pursuant thereto are being held in an escrow account, and shall remain in the escrow account until an acquisition meeting specific criteria is completed, and before the deposited funds and deposited securities can be released to the Company and the investors, respectively, the Company is required to update its registration statement with post-effective amendment, and within five business days after the effective date thereof, the Company is required to furnish the investors with the prospectus produced thereby containing the terms of a reconfirmation offer and information regarding the proposed acquisition candidate and its business. Investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to reconfirm their investment and remain an investor or, alternatively, require the return of their investment. Each investor shall have 20 business days from the date of this prospectus to reconfirm their investment. Any investor not making any decision within the 20-business-day period will automatically have their investment returned (see note 7).

If the Company does not complete an acquisition meeting the specified criteria within 18 months of the effective date of its initial public offering, all of the deposited funds in the escrow account must be returned to investors.

The 500,000 shares issued and outstanding prior to the shares sold in the offering completed in December 2000 will be purchased by the Company as part of the merger for $0.05 per share. These shares will be cancelled when the merger is consummated. The Company has recorded a $25,000 liability for the payment for these shares.


NOTE 7 - ESCROW ACCOUNT DISCREPANCY

In September 2001, our auditors discovered that the $125,000 raised in the Rule 419 offering that closed on November 28, 2000 had not been deposited in the escrow account at City National Bank. Therefore, these funds were not in our possession and should not have been included on the balance sheets of our December 31, 2000 and March 31, 2001 reports on Form 10-QSB. Amendments to these reports have been prepared and filed with the SEC.

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

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 8 - MERGER AGREEMENT

During March 2001, the Company entered into an agreement with Quick-Med Technologies, Inc. (QMT), a Delaware corporation, and its shareholders to acquire all of the issued and outstanding shares of capital stock of QMT in exchange for 10,260,000 shares of the Company's capital stock. For accounting purposes, the public shell merger will be treated as a recapitalization of QMT. The value of the net assets of the Company after the public shell merger is the same as their historical book value.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There are no changes in or disagreements with accountants to be disclosed pursuant to Item 304 of Regulation S-B.

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

Item 10. Executive Compensation.

         None of our officers and/or directors have received any compensation for their respective services rendered unto us. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the we have generated revenues from operations after consummation of a merger or acquisition. As of the date of this report, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

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

         It is possible that persons associated with management may refer a prospective merger or acquisition candidate to us. In the event we consummate a transaction with any entity referred by associates of management, it is possible that the associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by us as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if compensation is in the form of cash, payment will be tendered by the acquisition or merger candidate, because we have insufficient cash available. The amount of any finder's fee cannot be determined as of the date of this report, but is expected to be comparable to consideration normally paid in like transactions, which range up to ten (10%) percent of the transaction price. No member of management will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement our business plan.

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
                         Directors as a
                         Group (2 persons)

         None of our other shareholders hold 5% or more of our outstanding common stock.

Item 12. Certain Relationships and Related Transactions.

         There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K.

                                    Exhibits

3.1*        Amendment to Articles of Incorporation
3.2*        Bylaws
3.3*        Specimen Informational Statement
4.1.1*      Form of Lock-up Agreement Executed by the Company's Shareholders
10.1.1**    Merger Agreement
10.1.2**    Amendment to Merger Agreement
10.1.2**    Escrow Agreement

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, file no. 000-27545, dated October 4, 1999, and incorporated herein by this reference.

**Incorporated by reference to the Company's Form SB-2, filed July 14, 2000 (File No. 333-41672), and amendments thereto.

Reports on Form 8-K

None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Above Average Investments, Ltd.





By     /s/ Devinder Randhawa
     ----------------------------
     Devinder Randhawa, President


Date:  January 2, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Devinder Randhawa
     ----------------------------
     Devinder Randhawa, President


Date: January 2, 2002



By      /s/ Bob Hemmerling
     ----------------------------
     Bob Hemmerling, Secretary
       and Director


Date: January 2, 2002