Form 10QSB
period 2001-09-30
ABOVE AVERAGE INVESTMENTS LTD
filed 2002-01-04
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                               For the quarterly period ended September 30, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                               For the transition period from........to.........
                               Commission file number 000-27545


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

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2001:

                  3,000,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes     No X
                                                  ----   ---

         This document consists of 18 pages, excluding exhibits.
                        The Exhibit Index is on page 17.

                         ABOVE AVERAGE INVESTMENTS, LTD.



Item 1.  Financial Statements................................................3

Item 2.  Management's Discussion and Analysis................................9

Item 6.  Exhibits and Reports on Form 8-K...................................17

Signatures..................................................................18

                      FINANCIAL STATEMENT TABLE OF CONTENTS


 Condensed Financial Statements:

     Condensed Balance Sheet (unaudited) as of September 30, 2001............4

     Condensed Statements of Operations (unaudited) for the three months ended September 30, 2001 and 2000 and from
     April 21, 1997 (inception) through September 30, 2001 ..................5

     Condensed Statements of Cash Flows (unaudited) for the three months ended September 30, 2001 and 2000 and from
     April 21, 1997 (inception) through September 30, 2001...................6

Notes to Condensed Financial Statements................................... 7-8

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)
================================================================================

                                ASSETS
                                                              September 30, 2001
                                                              ------------------

 Assets:
     Restricted cash                                                $ 125,000
     Prepaid acquisition costs                                         10,030
     Prepaid financing costs                                           26,505
                                                                    ---------
               Total assets                                         $ 161,535
                                                                    =========


                LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
     Accrued liabilities                                            $ 201,853
     Liability to repurchase stock                                     25,000
                                                                    ---------
               Total current liabilities                              226,853
                                                                    ---------

 Common stock subject to redemption; 2,500,000 shares                 125,000
                                                                    ---------

 Stockholders' deficit:
     Common stock, $0.0001 par value, 100,000,000 shares
       authorized; 500,000 shares issued and outstanding                   50
     Additional paid-in capital                                        11,340
     Deficit accumulated during the development stage                (201,708)
                                                                    ----------
               Total stockholders' deficit                           (190,318)
                                                                    ----------

               Total liabilities and stockholders' deficit          $ 161,535
                                                                    =========


            See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
=====================================================================================================
                                                             Three Months Ended        April 21, 1997
                                                                September 30,           (inception)
                                                         ---------------------------      through
                                                             2001           2000         June 30,
                                                         ------------   ------------   --------------

Costs and expenses:
     Legal fees                                           $   32,511      $   4,072      $ 135,724
     Accounting fees                                          22,747          1,500         52,573
     Printing                                                   --            6,804         12,758
     Licenses and fees                                          --             --              603
     Stock-based compensation for organizational costs          --             --               50
                                                           ---------      ---------      ---------

Loss from operations                                         (55,258)       (12,376)      (201,708)
                                                           ---------      ---------      ---------

Benefit (provision) for income taxes                            --             --             --
                                                           ---------      ---------      ---------

Net loss                                                  $  (55,258)     $ (12,376)     $(201,708)
                                                           =========      =========      =========


Net loss per share - basic and diluted                    $    (0.06)     $   (0.02)
                                                           =========      =========
Weighted average number of shares - basic and diluted      1,000,000        500,000
                                                           =========      =========


            See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
=================================================================================================
                                                            Three Months Ended     April 21, 1997
                                                               September 30,         (inception)
                                                        --------------------------     through
                                                            2001         2000         June 30,
                                                        ------------  ------------  ------------

Net cash provided by operating activities:
     Net loss                                            $ (55,258)    $ (12,376)    $(201,708)
     Non-cash transactions:
          Stock-based compensation for
             organizational costs                             --            --              50
          Third party expenses paid by affiliate on
             behalf of the Company, recorded as
             additional paid-in capital                      8,975        13,523        36,340
     Changes in operating assets and liabilities:
         Prepaid acquisition costs                            --            --         (10,030)
         Prepaid financing costs                           (26,505)         --         (26,505)
         Accounts payable and accrued liabilities           72,788        (1,147)      201,853
                                                         ---------     ---------     ---------
Net cash provided by (used in) operating activities           --            --            --
                                                         ---------     ---------     ---------

Net cash provided by (used in) financing activities           --            --            --
                                                         ---------     ---------     ---------

Net cash provided by (used in) investing activities           --            --            --
                                                         ---------     ---------     ---------

Net increase in cash and equivalents                          --            --            --

Cash at beginning of period                                   --            --            --
                                                         ---------     ---------     ---------

Cash at end of period                                    $    --       $    --       $    --
                                                         =========     =========     =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
         Interest                                        $    --       $    --       $    --
                                                         =========     =========     =========
         Income taxes                                    $    --       $    --       $    --
                                                         =========     =========     =========

Non-cash financing activities:
     500,000 shares common stock issued for services     $    --       $    --       $      50
                                                         =========     =========     =========
     Liability to repurchase stock and decrease in
             additional paid in capital                  $    --       $    --       $  25,000
                                                         =========     =========     =========

       See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Above Average Investments, Ltd. (the "Company") have been prepared in accordance with the accounting policies in its audited financial statement for the year ended June 30, 2001 as filed with the Securities and Exchange Commission in its Form 10-SB and should be read in conjunction with the financial statements and footnotes thereto. The Company is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to provide a fair presentation of the operating results for the interim periods presented have been made. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended June 30, 2001. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

Since its inception, the Company has been dependent upon certain related parties to provide continued funding and capital resources to fund its negative cash flow from operations. The Company's auditors have included a paragraph in their audit report in the Company's annual financial statements for the year ended June 30, 2001, which expresses concern about the Company's ability to continue as a going concern unless it can secure continued funding.


NOTE 2 -SHARE CAPITAL

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

NOTE 3 - ESCROW ACCOUNT DISCREPANCY

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

NOTE 3 - ESCROW ACCOUNT DISCREPANCY, continued

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


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended September 30, 2001, the Company incurred $55,258 in expenses. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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

Quick-Med's Business Model

         Quick-Med's goal is to develop core technologies with multiple applications in targeted areas showing what it perceives to be wide gaps between available science and application. To accelerate research and development Quick-Med has retained qualified researchers who can prototype, test and help to rapidly commercialize attractive products in targeted areas.

         When it develops new technologies, Quick-Med will seek patent protection in all major end geographic markets and it will seek exclusive ownership of the associated patent rights. Exclusive rights may maximize Quick-Med's ability to profitably commercialize the technology. If Quick-Med personnel are not the exclusive inventors of the technology, which means that Quick-Med is not the sole owner of patent rights then there will be other inventors who, according to patent law, are also able to exploit their rights under the patent. While Quick-Med can still seek to commercialize the technology under such a non-exclusive patent, its ability to do so is reduced since it could face competition from one of the other inventors named on the patent, or an entity to whom the other inventors might have assigned their rights. In cases where there are such other inventors, Quick-Med will seek a license agreement with the other inventors or their assignees so that Quick-Med has exclusive rights to commercialize the technology. To date, Quick-Med has licensed the rights to 13 patents on an exclusive basis and has filed three patent applications for its own inventions, none of which have been granted as of the date of this report.

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

Management Team

         Quick-Med's management team is composed of bankers, scientists, attorneys, retired military generals and business professionals, all with 15 to 35 years of experience in their respective fields, and have attained senior levels in their corporate, scientific or military careers.

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

Advanced Super Absorbent Polymers

         Quick-Med has filed a patent application for a second core technology for super absorbent polymers that are chemically engineered to create new products in the following target markets:

         Wound dressings

         Based upon a report by STAC, which forecasts an aging population, Quick-Med believes the market for severe or chronic wound dressings used in hospitals and outpatient facilities is large and growing rapidly. Yet the technology used in the current high margin products like the gauze bandage still found in most medicine cabinets lags far behind available science. Quick-Med is developing a proprietary modern bandage, which employs an advanced wound dressing that utilizes its super absorbent polymer technology to deliver medication while disinfecting and absorbing exudate.

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


                                           ABOVE AVERAGE INVESTMENTS, LTD.

Date: January 2, 2002                      By: /s/ Devinder Randhawa
                                               ---------------------------------
                                               Devinder Randhawa, President

                                           By: /s/ Bob Hemmerling
                                               ---------------------------------
                                               Bob Hemmerling, Secretary