Form 10QSB
period 2001-12-31
ABOVE AVERAGE INVESTMENTS LTD
filed 2002-02-22
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                                For the quarterly period ended December 31, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                                For the transition period from.......to........
                                Commission file number 000-27545


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2001:

                  3,000,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes___  No_X_

This document consists of 19 pages, excluding exhibits. The Exhibit Index is on page 18.

                         ABOVE AVERAGE INVESTMENTS, LTD.



Item 1.  Financial Statements..................................................3

Item 2.  Management's Discussion and Analysis.................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................17

Signatures....................................................................18

                      FINANCIAL STATEMENT TABLE OF CONTENTS


Condensed Financial Statements:

      Condensed Balance Sheet (unaudited) as of December 31, 2001..............4

      Condensed Statements of Operations (unaudited) for the three months ended December 31, 2001 and 2000 and from
      April 21, 1997 (inception) through December 31, 2001.....................5

      Condensed Statements of Cash Flows (unaudited) for the three months ended December 31, 2001 and 2000 and from
      April 21, 1997 (inception) through December 31, 2001.....................6

Notes to Condensed Financial Statements......................................7-9

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                                                   December 31,
                                                                       2001
Assets:

    Restricted cash                                                  $ 125,806
    Prepaid acquisition costs                                           10,030
    Prepaid financing costs                                             26,505
                                                                     ---------
              Total assets                                           $ 162,341
                                                                     =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

    Accrued liabilities                                              $ 220,607
    Liability to repurchase stock                                       25,000
                                                                     ---------
              Total current liabilities                                245,607
                                                                     ---------

Common stock subject to redemption; 2,500,000 shares                   125,000

Stockholders' deficit:
    Common stock, $0.0001 par value, 100,000,000 shares
      authorized; 500,000 shares issued and outstanding                     50
    Additional paid-in capital                                          23,840
    Deficit accumulated during the development stage                  (232,156)
                                                                     ---------
              Total stockholders' deficit                             (208,266)
                                                                     ---------

              Total liabilities and stockholders' deficit            $ 162,341
                                                                     =========

           See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
(CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                                               April 21, 1997
                                                                                                                (inception)
                                                   Three Months Ended                Six Months Ended             through
                                                      December 31,                     December 31,             December 31,
                                              --------------------------       ---------------------------
                                                 2001            2000             2001             2000             2001
                                              ----------      ----------       ----------       ----------       ----------
Costs and expenses:
   Legal fees                                 $  (18,087)     $  (41,051)      $  (50,598)      $  (45,123)      $ (153,811)
   Accounting fees                               (13,167)         (4,105)         (35,914)          (5,605)         (65,740)
   Printing                                            -               -                -           (6,804)         (12,758)
   Licenses and fees                                   -             (95)               -              (95)            (603)
   Stock-based compensation for
     organizational costs                              -                                                                (50)
   Interest income                                   806               -              806                -              806
                                              ----------      ----------       ----------       ----------       ----------
Loss from operations                             (30,448)        (45,251)         (85,706)         (57,627)        (232,156)
                                              ----------      ----------       ----------       ----------       ----------

Benefit (provision) for income taxes                   -               -                -                -                -
                                              ----------      ----------       ----------       ----------       ----------

Net profit (loss)                             $  (30,448)     $  (45,251)      $  (85,706)      $  (57,627)      $ (232,156)
                                              ==========      ==========       ==========       ==========       ==========


Net loss per share - basic and diluted        $    (0.01)     $    (0.09)      $    (0.04)      $    (0.12)
                                              ==========      ==========       ==========       ==========
Weighted average number of shares -
  basic and diluted                            3,000,000         500,000        1,994,565          500,000
                                              ==========      ==========       ==========       ==========


           See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------
                                                                                              April 21, 1997
                                                                                                (inception)
                                                                   Six Months Ended              through
                                                                     December 31,              December 31,
                                                                 2001             2000             2001
                                                              ----------       ----------       ----------
Net cash used in operating activities:
   Net loss                                                      (85,706)      $  (57,627)      $ (232,156)
   Non-cash transactions:
       Interest added to restricted cash                            (806)                             (806)
       Stock-based compensation for
         organizational costs                                          -                -               50
        Third party expenses paid by affiliate on
         behalf of the Company, recorded as
         additional paid-in capital                               21,475           12,195           48,840
   Changes in operating assets and liabilities:
       Prepaid acquisition costs                                                  (10,030)         (10,030)
       Prepaid financing costs                                   (26,505)                          (26,505)
       Accounts payable and accrued liabilities                   91,542           55,462          220,607
                                                              ----------       ----------       ----------
Net cash used in operating activities                                  -                -                -
                                                              ----------       ----------       ----------

Net cash provided by financing activities                              -                -                -
                                                              ----------       ----------       ----------

Net cash from investing activities                                     -                -                -
                                                              ----------       ----------       ----------

Net increase in cash and equivalents                                   -                -                -

Cash at beginning of period                                            -                -                -
                                                              ----------       ----------       ----------

Cash at end of period                                         $        -       $        -       $        -
                                                              ==========       ==========       ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                               $        -       $        -       $        -
                                                              ==========       ==========       ==========
       Income taxes                                           $        -       $        -       $        -
                                                              ==========       ==========       ==========
Non-cash financing activities:
   500,000 shares issued for services                         $        -       $        -       $       50
                                                              ==========       ==========       ==========
   Liability to repurchase stock and decrease
   in additional paid in capital                              $        -       $        -       $   25,000
                                                              ==========       ==========       ==========

           See accompanying notes to condensed financial statements.

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Above Average Investments, Ltd. (the "Company") have been prepared in accordance with the accounting policies in its audited financial statement for the year ended June 30, 2001 as filed January 2, 2002 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statements of Financial Accounting Standard ("SFAS") No. 7 on April 21, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to provide a fair presentation of the operating results for the interim periods presented have been made. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the for the year ended June 30, 2001. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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


NOTE 2 -SHARE CAPITAL

In December 2000, the Company completed an initial public offering of 2,500,000 common shares at $0.05 per share for cash proceeds of $125,000. Beginning in September 2001, the proceeds of the offering and the common stock issued pursuant thereto are being held in an escrow account, and shall remain in the escrow account until an acquisition meeting specific criteria is completed, and before the deposited funds and deposited securities can be released to the Company and the investors, respectively, the Company is required to update its registration statement with post-effective amendment, and within five business days after the effective date thereof, the Comany is required to furnish the investors with the prospectus produced thereby containing the terms of a reconfirmation offer and information regarding the proposed acquisition candidate and its business. Investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to reconfirm their investment and remain an investor or, alternatively, require the return of their investment. Each investor shall have 20 business days from the date of this prospectus to reconfirm their investment. Any investor not making any decision within the 20-business-day period will automatically have their investment returned.

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

In September 2001, our auditors discovered that the $125,000 raised in the Rule 419 offering that closed on November 28, 2000 had not been deposited in the escrow account at City National Bank. Therefore, these funds were not in our possession and should not have been included on the balance sheets of our December 31, 2000 and March 31, 2001 reports on Form 10-QSB. Amendments to these reports are being prepared.

The funds have been held on deposit in the trust account of Martin & Adams, PLLC, a Washington, D.C. law firm which held the funds on behalf of Euro Atlantic Capital Corporation ("Euro"), the organization that is facilitating the merger of our company and Quick-Med. Euro received no commissions or other compensation for raising these funds, and is one of the investors in the offering. Euro acted as Quick-Med's agent in locating a blank check company in order to execute a reverse merger and become a public company. When this discrepancy was brought to the attention of our management, the law firm was immediately notified to transfer the funds. The funds were transferred to City National Bank on September 10, 2001, and received into the escrow account on September 12, 2001. (See note 2)


NOTE 4 -MERGER AGREEMENT

During March 2001, the Company entered into an agreement with QMT and its shareholders to acquire all of the issued and outstanding shares of capital stock of QMT in exchange for 10,260,000 shares of the Company's capital stock. For accounting purposes, the public shell merger will be treated as a recapitalization of QMT. The value of the net assets of the Company after the public shell merger is the same as their historical book value.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

ABOVE AVERAGE INVESTMENTS, LTD.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the six months ended December 31, 2001, the Company incurred $85,706 in expenses ($30,448 for the three months ended December 31, 2001). The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Above Average Investments, Ltd.

         We were organized as a Nevada corporation on April 21, 1997 for the purpose of creating a corporate vehicle to seek, investigate and, if the investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to employ our funding in their business or to seek the perceived advantages of a publicly-held corporation. In December 2000, we completed an initial public offering for 2,500,000 shares of our common stock for $.05 per share under a Registration Statement that became effective with the Securities and Exchange Commission on September 19, 2000. Quick-Med Technologies, Inc.'s primary business is the research and development of biomedical products for antibacterial applications. Quick-Med has no sales or revenues to date.

         In the interim, we have filed post-effective amendments in conjunction with the issuance of this prospectus, which, when declared effective, we intend to utilize to facilitate the reconfirmation offering. Until we consummate a merger, we will continue to be a blank check company. If we are unable to consummate the merger with Quick-Med, management intends to continue to seek a qualified entity. However, we cannot assure you that management will continue to provide the financial support required to allow us to maintain our status as a reporting company. If market conditions warrant, management may decide to suspend filing periodic reports, and possibly dissolve the company.

Negotiations between us and Quick-Med

         In November 2000, we commenced negotiations to acquire Quick-Med Technologies, Inc. Quick-Med's primary business is the research and development of biomedical products for antibacterial applications. Quick-Med indicated that it was interested in seeking the perceived advantages of a publicly-held corporation and requested information from us. In turn, we requested and received background information on Quick-Med including certain financial information. Once such information was exchanged, the parties began to negotiate the structure of the transaction. We indicated that we were interested in acquiring all of the outstanding capital stock of Quick-Med. Quick-Med indicated that this structure would be acceptable provided that Quick-Med's current shareholders received enough shares of common stock to represent at least 80% of our outstanding shares of common stock. In March 2001, we executed an agreement with Quick-Med and its shareholders to acquire all of Quick-Med's issued and outstanding shares in exchange for 10,000,000 shares of our common stock. In July 2001, the agreement was amended to increase the number of shares to be exchanged to 10,260,000, and to provide for the purchase of our originally issued 500,000 shares at $0.05 per share.

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

Reconfirmation Offering Conducted in Compliance with Rule 419

         We are a blank check company and, consequently, this reconfirmation offering is being conducted in compliance with Rule 419. The investors have certain rights and will receive the substantive protection provided by the rule. To that end, the securities purchased by investors and the funds received in our initial public offering are deposited and held in an escrow account established under Rule 419, and will remain in the escrow account until an acquisition meeting specific criteria is completed. Before the acquisition can be completed and before the deposited funds and deposited securities can be released to us and the investors, respectively, we are required to update the registration statement with a post-effective amendment, and within five business days after the effective date, we are required to furnish the investors with the prospectus containing the terms of a reconfirmation offer and information about the proposed acquisition candidate and its business, including audited financial statements. According to Rule 419, investors must have no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to reconfirm their investment and remain an investor or, alternately, require the return of their investment. Each investor has 20 business days from the date of the prospectus to reconfirm his/her investment. Any investor who does not decide within the 20 business day period will automatically have his/her investment promptly returned.

         The rule further provides that if we do not complete an acquisition meeting the specified criteria within 18 months of the effective date of the initial public offering, all of the deposited funds in the escrow account must be promptly returned to investors.

Terms of the Reorganization Agreement

         The terms of the merger are stated in the Reorganization Agreement dated March 19, 2001. We will consummate the merger when, among other things, we receive acceptance of the reconfirmation offer by at least 80% of the investors. If the merger is consummated, Quick-Med will be merged into Above Average, with Above Average as the surviving entity. We will change our name to Quick-Med Technologies, Inc. When we consummate the merger:

         (i) each shareholder who holds shares of our common stock registered under a registration statement declared effective by the SEC on September 19, 2000 prior to the merger and who accepts the reconfirmation offer will continue to hold his or her share certificate(s) representing our registered common stock; and

         (ii) each stockholder of registered common stock who rejects the reconfirmation offer will be paid his or her pro rata share of the amount in the escrow account of $.05 per share. At the effective date of the merger, Quick-Med's outstanding shares will be canceled. We will issue 10,260,000 shares of our common stock to Quick-Med's shareholders at the effective date, and our current shareholders will own 2,500,000 shares, representing 18.4% of the surviving entity, on a fully-diluted basis. The 500,000 originally issued shares are being purchased as part of the merger at the public offering price.

Recent Developments

         Our board, based upon its evaluation, recommends that the investors elect to accept the reconfirmation offering. The merger agreement was approved by the directors and shareholders of Quick-Med by written consent dated March 19, 2001. The merger agreement was confirmed by the unanimous consent of the directors on March 19, 2001. The agreement was amended, upon unanimous consent of our directors, in July of 2001.

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

         Quick-Med is exploring other uses of this technology that would benefit from the antimicrobial properties, since the dressing can be included in many kinds of fabrics. Potential uses are surgical clothing, tablecloths, shoes and masks.

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


                                      ABOVE AVERAGE INVESTMENTS, LTD.


Date: February 14, 2002               By: /s/ Devinder Randhawa
                                         ----------------------
                                         Devinder Randhawa, President

                                      By: /s/ Bob Hemmerling
                                         -------------------
                                         Bob Hemmerling, Secretary