Form 10QSB
period 2002-03-31
QUICK MED TECHNOLOGIES INC
filed 2002-05-20
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

     Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________.

                         Commission file number 0-27545

                          QUICK-MED TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Nevada                                               98-0204736
-------------------------------                              -------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                  3427 SW 42nd Way, Gainesville, Florida 32608
                  --------------------------------------------
                    (Address of Principal Executive offices)

                                 (352) 379-0611
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                 401 NE 25th Terrace, Boca Raton, Florida 3431.
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes____________    No____________

Number of shares of common stock outstanding as of May 15, 2002: 12,760,000

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

     Item 1.  Financial Statements .........................................  3

         Condensed Consolidated Balance Sheet as of March 31, 2002 .........  3

         Condensed Consolidated Statements of Operations for the
         three-month periods ended March 31, 2002 and 2001 .................  4

         Statement of Stockholders' Equity for the three months ended
         March 31, 2002 ....................................................  5

         Statements of Cash Flows for the three months ended March 31,
         2002 and 2001 .....................................................  6

         Notes to Financial Statements .....................................  7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................  9

PART II  OTHER INFORMATION

     Item 1.  Legal Proceedings ............................................ 14

     Item 2.  Changes in Securities ........................................ 14

     Item 3.  Defaults Upon Senior Securities .............................. 14

     Item 4.  Submission of Matters to a Vote of Security Holders .......... 14

     Item 5.  Other Information ............................................ 14

     Item 6.  Exhibits and Reports on Form 8-K ............................. 15

SIGNATURES ................................................................. 15

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements


QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
-------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                                                 March 31, 2002
                                                                 --------------

Assets:
   Cash                                                          $       52,993
                                                                 --------------

Property and equipment, net                                               3,035
                                                                 --------------

Other assets:
   Deposits                                                               1,117
   Intangible assets, net                                               356,765
                                                                 --------------
             Total other assets                                         357,882
                                                                 --------------

             Total assets                                        $      413,910
                                                                 ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Accounts payable                                              $      362,312
   Accrued expenses                                                      43,322
   Liability to repurchase stock                                         25,000
   License payable                                                      160,000
   Loan payable                                                         250,000
   Note payable-officer/director                                        615,000
   Shareholder loans payable                                              9,300
   Due to affiliate/shareholder                                          26,191
                                                                 --------------
             Total current liabilities                                1,491,125
                                                                 --------------

Stockholders' deficit:
   Common stock, $0.0001 par value; 100,000,000 shares
    authorized; 13,260,000 shares issued and outstanding                  1,326
   Additional paid-in capital                                         2,129,986
   Outstanding stock options                                              8,550
   Accumulated deficit                                               (3,217,077)
                                                                 --------------
             Total stockholders' deficit                             (1,077,215)
                                                                 --------------

             Total liabilities and stockholders' deficit         $      413,910
                                                                 ==============


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------------


                                                             Three Months Ended
                                                                  March 31,
                                                        ----------------------------
                                                            2002            2001
                                                        ------------    ------------

Sales                                                   $         --    $         --

Cost of sales                                                     --              --
                                                        ------------    ------------

Gross profit                                                      --              --

Expenses:
   General and administrative expenses                       111,591         117,294
   Research and development                                   53,462          20,570
   Depreciation and amortization                               9,865           9,382
                                                        ------------    ------------
             Total expenses                                  174,918         147,246
                                                        ------------    ------------

Loss from operations                                        (174,918)       (147,246)
                                                        ------------    ------------

Other income and (expense):
   Interest expense                                          (13,085)         (3,700)
                                                        ------------    ------------

Loss before income taxes                                    (188,003)       (150,946)
                                                        ------------    ------------

Provision (benefit) for income taxes                              --              --
                                                        ------------    ------------

Net loss                                                $   (188,003)   $   (150,946)
                                                        ============    ============


Net loss per share - basic and diluted                  $      (0.02)   $      (0.01)
                                                        ============    ============

Weighted average number of shares - basic and diluted     11,360,000      10,069,333
                                                        ============    ============


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------


                                              Common Stock          Additional
                                        -------------------------     Paid-In      Accumulated    Outstanding
                                           Shares        Amount       Capital        Deficit     Stock Options     Total
                                        -----------   -----------   -----------    -----------    -----------   -----------

Balance, December 31, 2001               10,260,000   $     1,026   $ 2,266,548    $(3,029,074)   $     8,550   $  (752,950)

Net liabilities acquired in merger        3,000,000           300      (136,562)            --             --      (136,262)

Net loss - March 31, 2002 (unaudited)            --            --            --       (188,003)            --      (188,003)
                                        -----------   -----------   -----------    -----------    -----------   -----------

Balance, March 31, 2002 (unaudited)      13,260,000   $     1,326   $ 2,129,986    $(3,217,077)   $     8,550   $(1,077,215)
                                        ===========   ===========   ===========    ===========    ===========   ===========


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------


                                                               Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                                2002         2001
                                                             ---------    ---------

Cash flows from operating activities:
   Net loss                                                  $(188,003)   $(150,946)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation and amortization                             9,866        9,381
       Changes in assets and liabilities, net of effects
         of merger:
           (Increase) decrease in deposits                        (270)          --
           Increase (decrease) in:
              Accounts payable                                 (52,934)      24,762
              Accrued expenses                                  12,672      (11,183)
              Due to affiliate                                      --       (5,518)
                                                             ---------    ---------
Net cash used by operating activities                         (218,669)    (133,504)
                                                             ---------    ---------

Cash flows from investing activities:
   Purchase of equipment                                        (1,552)          --
   Patents                                                      (1,786)          --
                                                             ---------    ---------
Net cash used by investing activities                           (3,338)          --
                                                             ---------    ---------

Cash flows from financing activities:
   Net assets assumed on merger                                125,000           --
   Short-term borrowings                                       150,000      155,000
                                                             ---------    ---------
Net cash provided by financing activities                      275,000      155,000
                                                             ---------    ---------

Net increase in cash and equivalents                            52,993       21,496

Cash at beginning of period                                         --        5,113
                                                             ---------    ---------

Cash at end of period                                        $  52,993    $  26,609
                                                             =========    =========

Supplemental disclosure of cash flow information:
-------------------------------------------------
   Cash paid during the period for:
      Interest                                               $      --    $      --
                                                             =========    =========
      Income taxes                                           $      --    $      --
                                                             =========    =========

Non-cash disclosure of investing and financing activities:
----------------------------------------------------------
   Conversion of debt to equity                              $      --    $ 260,000
                                                             =========    =========


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2001, found in the Company's Form 8-K/A filed with the Securities and Exchange Commission on May 14, 2002.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.


NOTE 2 - EARNINGS PER SHARE
---------------------------

Basic net earnings (loss) per common share are computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.


NOTE 3 -MERGER AGREEMENT
------------------------

On March 19, 2001 Above Average Investments Ltd. (AAI), a public blank check company, entered into a merger agreement with Quick-Med Technologies, Inc.
(QMT), a Delaware corporation to acquire all of the issued and outstanding shares of capital stock of QMT in exchange for 10,260,000 shares of AAI's capital stock. For accounting purposes the public shell merger is treated as a recapitalization of QMT. The value of the net assets of the Company after the public shell merger is the same as their historical book value.

On February 25, 2002, AAI and QMT shareholders reconfirmed their investment and closed on the original merger agreement. Therefore AAI issued 10,260,000 shares of its common stock in exchange for all the issued and outstanding stock of QMT. Prior to the closing, under the merger agreement, AAI had a total of 3,000,000 shares issued and outstanding, of which 500,000 shares were repurchased and cancelled on April 8, 2002. A liability of $25,000 is set up on QMT's books to repurchase these shares.

As a result of these transactions, the merged Company now has 13,260,000 issued and outstanding shares of common stock of which 10,260,000 shares, or approximately 80%, are owned by persons who were previously shareholders of QMT. Persons who were previously shareholders of AAI own a total of 2,500,000 shares (as of April 8, 2002) or approximately 20% of the issued and outstanding common stock.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3 -MERGER AGREEMENT, continued
-----------------------------------

Prior to the closing of the merger agreement, the shareholders of AAI adopted Restated and Amended Articles of Incorporation changing the name of AAI to Quick-Med Technologies, Inc.


NOTE 4 - LOAN PAYABLE
---------------------

The Company has a note with Euro Atlantic Capital Corp. ("Euro"), a merchant banker, for $150,000. Pursuant to the interim financing agreement entered in November 2001, Euro agreed to provide up to $500,000 of bridge financing at $50,000 per month for up to ten months, commencing in February 2002. As of March 31, 2002, the Company borrowed an additional $100,000 from Euro under this agreement. The commitment will expire at such time as the Company receives $2,000,000 of equity funding. The bridge financing is due February 7, 2003 or upon the first equity funding and carries a 6% annual interest rate and is guaranteed by the Company's Chairman. If the Company is unable to repay the bridge financing, Euro may convert the notes into voting convertible preferred stock. The conversion ratio will be determined using the Company's book value on the date of conversion of the note. A default on the note may also result in Euro assuming control of the Company.

NOTE 5 - NOTE PAYABLE-OFFICER/DIRECTOR
--------------------------------------

In January 2002, the Company's short-term note payable to a principal shareholder was converted into a line of credit of up to $750,000, and an interest rate of 6%. The principal shareholder has the option to convert the principal amount, together with accrued interest at any time in whole or in part into the company's common stock at a rate equal to $1.00 per share, subject to adjustment in case of stock splits and other recapitalization. In January the Company received $50,000 from the principal shareholder as part of that agreement. As of March 31, 2002, the shareholder has not converted any amounts into common stock.


NOTE 6 - CHANGE OF YEAR END
---------------------------

In March 2002, the Board of Directors approved the Company's change of year-end from December 31 to June 30, starting June 30, 2002.


NOTE 7 - OPTIONS
----------------

In March 2002, the Company granted approximately 900,000 options to key personnel. The exercise price of the options is 75% of the average trading price of the Company's stock during the first 30 days after commencement of the stock trading on the over the counter market.


NOTE 8 - GOING CONCERN
----------------------

The accompanying condensed financial statements have been prepared assuming that the organization will continue as a going concern. The organization has negative cash flows from operations and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the remainder of 2002, the Company will rely on funds provided by the note payable and line of credit. The Company expects that its common stock will begin trading during the second quarter of 2002 and that once trading it will be able to raise additional equity capital from third parties. The Company will also secure strategic partnerships or other joint ventures to either conduct its research or fund a portion of the expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Forward-Looking Statements. When used in this report, press releases and elsewhere by our management, we describe important factors, among others, that could cause actual results to differ from those indicated in forward-looking statements made in this document. Certain of our statements contain some forward-looking statements made in this document. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular these include statements relating to our anticipated operating results and our anticipated cash flow and to future actions, future performance or results of current and anticipate sales and marketing efforts, expenses, the outcome of contingencies, and other financial results. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this document and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Among the factors that could cause actual results to differ materially include the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of funding, unanticipated changes in the U.S. and international economies, business conditions and growth in e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Certain of these factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Actual future results may vary materially. We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the SEC.

         Going Concern. The accompanying condensed financial statements have been prepared assuming that the organization will continue as a going concern. The organization has negative cash flows from operations and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         For the remainder of 2002, the Company will rely on funds provided by the note payable and line of credit. The Company expects that its common stock will begin trading during the second quarter of 2002 and that once trading it will be able to raise additional equity capital from third parties. The Company will also secure strategic partnerships or other joint ventures to either conduct its research or fund a portion of the expenses.

Overview

         Quick-Med intends to fund the research efforts necessary to develop the planned products, administer the patent process, subcontract the manufacture of its products and, in many cases, enter joint ventures with other companies to move products to the marketplace. Quick-Med itself does not intend to manufacture and distribute final products. Quick-Med intends to focus its attention on the value-added activities of developing and commercializing new core technologies. Scientific experts in relevant fields will be identified and retained through consulting contracts. Senior management will be identified to ensure broad experience in all aspects of the business. Cash Expenditures have been kept relatively low because Quick-Med has been compensating non-executive management and the scientific team mostly in equity, and not in cash salaries and benefits. To date, Quick-Med has required only one full time employee, its president. and chief operating officer.

         Quick-Med's vision is to rapidly deliver products in targeted civilian and military health care markets where it can leverage its core technologies. Quick-Med's goal is to develop core technologies with multiple applications in targeted areas showing what it perceives to be wide gaps between available science and application. To accelerate research and development Quick-Med has retained qualified researchers who it believes can prototype, test and help to effectively commercialize attractive products in targeted areas.

Results of Operations

         The discussion and analysis set forth below is for the three months ended March 31, 2002. It should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report.

         Quick-Med had no sales for the three months ended March 31, 2002 and March 31, 2001 as its products are still in the development stage.

         Quick-Med reported an operating loss of ($174,819) for the three months ended March 31, 2002, and an operating loss of ($147,216) for the three months ended March 31, 2001. This change resulted primarily from the increase in total expenses in 2002 as operating levels increased and research and development accelerated. Research and development expense increased from $20,570 to $53,462 from the prior year. In both 2002 and 2001, Quick-Med also incurred various costs and expenses normally associated with a start-up business. In the 2002 period, most of the expenses were related to research and development of its primary proposed products and compensation for its researchers and management. Quick-Med expects that these costs will continue to increase as it product development efforts continue to increase.

Liquidity and Capital Resources

         At March 31, 2002, Quick-Med had a working capital deficit of ($1,438,132), primarily due to loans of $900,491, a license fee payable of $160,000 and accounts payable of $362,312. At March 31, 2002, Quick-Med had a stockholders' deficit of ($1,077,215).

         To date, Quick-Med has funded its activities principally from short term loans totaling approximately $910,000 from shareholders and an affiliated company and a $250,000 loan from a merchant banking firm. The funds have been loaned with 6% interest. In March 2001, the first $260,000 shareholder loan was converted into common stock at $1.00 per share. It is anticipated that Quick-Med will continue to depend on the receipt of investment capital or other financing to fund its continuing activities. In January 2002, Michael Granito, Quick-Med's chairman, who has loaned Quick-Med approximately $875,000, and Quick-Med entered into a revolving note agreement that provides for him to loan Quick-Med up to $750,000, including the outstanding $615,000. The agreement provides that the outstanding balance is convertible into common stock at $1.00 per share at Mr. Granito's option. The maturity date of the note is December 31, 2002. These funds will be available until Quick-Med is able to raise sufficient funds from third parties. To date, Quick-Med has been able to meet its obligations on a timely or delayed basis as funding has been made available on an as-needed basis. However, Quick-Med cannot assure you that Mr. Granito will continue to provide funding beyond the amount of the revolving note agreement.

         Quick-Med has received a commitment for up to $500,000 of bridge financing from Euro Atlantic Capital Corp., a merchant banking firm, payable $50,000 per month commencing February 2002. The first four installments have been received. Any funds borrowed are repayable on the earlier of February 7, 2003 or such time as Quick-Med obtains $2 million of equity funding, the sale of Quick-Med's assets or the receipt of funding from third-party sources. If Quick-Med is unable to obtain additional funding by February 7, 2003, the notes payable to Euro may be converted at Euro's discretion into voting convertible preferred stock. The conversion ratio will be determined using Quick-Med's book value on the date of conversion of the note. The note is guaranteed by Mr. Granito. Quick-Med is seeking additional equity financing. Quick-Med believes that it will obtain the equity financing prior to the maturity of the bridge financing, which will enable it to repay the note and to continue operations. We cannot assure you that Quick-Med will obtain this financing, or, if obtained, it will be on favorable terms. Failure to obtain financing might cause Quick-Med to materially alter its business plan or to cease operations. A default on the note, which may result in its conversion, may also result in Euro assuming control of Quick-Med. Quick-Med does not currently believe that the costs to be incurred in seeking financing will be material.

         Any short-term cash obligations in excess of the $50,000 per month bridge financing until an equity financing is completed may be funded by loans or advances from shareholders, including Mr. Granito.


                           Quick-Med Plan of Operation

Research and Development
------------------------

         Over the next 12 months Quick-Med intends to continue the development of its four main product groups. Assuming it raises sufficient funds, product development activities are expected to accelerate. Quick-Med has recently opened a small research facility in Gainesville, Florida near its University of Florida researchers, but will also continue its research and development with existing and new partners in order to conserve resources. For each potential product, Quick-Med will continue to monitor the appropriate time to enter into negotiations towards a license agreement with a joint venture partner. To the extent that Quick-Med enters into a joint venture agreement, it is anticipated that the partner will assume some or all of the development costs in exchange for a percentage of the profits for that product. These ventures will have the effect of decreasing cash flow over the near term and long term, but will help sustain Quick-Med's operations since it should be able to devote its limited resources to more projects than it could otherwise do without partners.

         Quick-Med anticipates hiring additional employees, and expects to retain scientific and product marketing consultants on a project basis over the next year. These consultants will be paid on a hourly, milestone or project basis in cash or equity. Quick-Med currently employs five scientific consultants on a part-time basis. Their consulting fees range from $5,000 per year to $54,000 per year in cash and 2,500 to 40,000 shares of stock. The agreements also provide for bonuses of up to $10,000 per year. In order to conserve its cash, Quick-Med intends to seek employees who are willing to receive a combination of cash and equity for compensation. Bonuses may be awarded for achievement of milestones such as entering into a license agreement or receipt of regulatory approval for a particular product.

Capital Expenditures and Requirements
-------------------------------------

         Quick-Med has spent approximately $200,000 over the last two years on the acquisition of patents and exclusive license agreements, and owes an additional $160,000, which is due when certain milestones are met.

         Over the next 12 months Quick-Med does not anticipate earning revenues from any of its products. Over the next 12 months, Quick-Med is not required to pay any royalties for its license to its primary MMP inhibitor. However, should Quick Med receive revenues pursuant to its license of its primary MMP inhibitor they will be required to pay a royalty to the licensor of 2.0% of the first $1.5 million of revenue, and 1.5% thereafter. Quick-Med anticipates over the next 12 months that it will spend approximately $750,000 on operations, all of which is expected to come from third party funding, which could include the bridge financing described in "Liquidity and Capital Resources" above, private placements, strategic partnerships or license agreements. It is anticipated that the majority of any funds raised will be used for research and development, patent prosecutions and licenses for proposed products. It is also possible that a licensing arrangement will be made with one or more strategic partners that will pay a license fee to Quick-Med or assume a portion of the research expenses.

         Quick-Med does not expect any significant additions to property, plant and equipment.

Skin Care
---------

         According to a market report by the Southern Technology Applications Center, or STAC. one of the largest health care markets is skin care, especially in the aging population where natural chemical processes like declining estrogen levels lead to skin deterioration. Quick-Med is developing an anti-wrinkle cosmetic cream with particular application to post-menopausal women as a healthier alternative to estrogen replacement.

         The goal of this project is to develop a cosmetic product that visibly reduces the signs of skin aging by reducing the appearance of lines and wrinkles, increasing skin firmness while it softens and smoothes the skin. The main feature of the cosmetic product currently under development is a formulation containing a combination of a patented matrix metalloproteinase or MMP inhibitor and a plant extract containing a phytoestrogen in an emollient cream. Previous scientific research published in leading medical journals referred to later has demonstrated that the activity of MMPs increases in the skin with age, especially in postmenopausal women, and that topical application of estrogen reduces the level of MMP activity in the skin of women and increases the amount of skin collagen. Combining a phytoestrogen-containing plant extract with the MMP inhibitor is anticipated to produce a synergistic benefit on the extracellular matrix of the skin.

         For the anti-aging cream, Quick-Med will continue product formulations and completed its first clinical trials in late 2001. Additional trials are expected once additional formulations are completed and funding is obtained. Testing may be conducted by Quick-Med or in collaboration with a university or pharmaceutical or cosmetic company. This product is not currently expected to require FDA approval. If further trials are successful and funding is obtained, a product may be commercialized in 2003.

Chemical Warfare
----------------

         As exemplified by the recent Anthrax incidents, chemical warfare is now a leading threat posed by rogue military states or terrorists. Quick-Med is developing a post-injury chemical warfare agent for treatment of mustard gas and other chemical burns to be sold to the U.S. military and friendly states, as well as for civil defense. Related products will target the civilian chemical burn market in areas like industrial accidents and civilian or military exposures to hazardous materials.

         For the sulfur mustard product, Quick-Med will continue its development pursuant to the Cooperative Research and Development Agreement, or CRADA, with U.S. Army Medical Research Institute of Chemical Defense. The CRADA provides that all of the research is done by the Army in consultation with Quick-Med. If development and trial studies are successful and regulatory approvals obtained, a product may be ready for commercialization by the end of 2003.

Wound dressings
---------------

         With an aging population, the market for severe or chronic wound dressings used in hospitals and outpatient facilities is substantial. Quick-Med is developing a proprietary modern bandage, which employs an advanced wound dressing that utilizes its super absorbent polymer technology to kill bacteria and fungi at the same time as absorbing exudate, which is fluid released from a wound.

         For the wound-care bandage, Quick-Med will continue its product development at its own and outside laboratories with the intent of seeking to commercialize this potential product in collaboration with a major medical device manufacturer. Preliminary discussions have commenced with potential partners. If development and clinical trials are successful and regulatory approvals obtained, a product may be ready for commercialization by 2005. Little emphasis will be placed on this project until adequate funding or a partner is obtained.

Critical Accounting Policies and Estimates
------------------------------------------

         The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Quick-Med believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Our treatment of intangible assets require us to estimate the value of such assets and to continually assess whether such assets are impaired. Further, due to the fact that a significant portion of the compensation paid to employees and consultants has consisted of stock and options, and that our stock is not publicly traded, we have been required to estimate the value of such stock at various different dates.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At a shareholder meeting held on February 25, 2002, the shareholders of Above Average Investments Ltd. unanimously approved the acquisition of Quick-Med Technologies, Inc. by merger and changing its name to Quick-Med Technologies, Inc.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

         A Report on Form 8-K was filed as of February 25, 2002 reporting the completion of the acquisition of Quick-Med Technologies, Inc. by Above Average Investments, Ltd. and the changing of the Company's name to Quick-Med Technologies, Inc.

         A Report on Form 8-K as of March 24, 2002 reporting a change in the Company's fiscal year.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2002                     Quick-Med Technologies, Inc.


                                       By: /s/ DAVID LERNER
                                           -------------------------
                                           David Lerner, President