Form 10KSB
period 2002-06-30
QUICK MED TECHNOLOGIES INC
filed 2002-10-15
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from January 1, 2002 to June 30, 2002


                        Commission file number 333-41672

                          Quick-Med Technologies, Inc.
                 ----------------------------------------------
                 (Name of Small Business issuer in its charter)


            Nevada                                              65-0797243
-------------------------------                           ----------------------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                            Identification Number)

 3427 SW 42nd Way Gainesville, Florida                                  32608
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

         Issuer's Telephone Number, Including Area Code: (352) 379-0611
                                                         --------------

                                 --------------
        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the issuer's common stock, $.0001 par value, held by non-affiliates on September 15, 2002 was approximately $14,611,000.

On September 15, 2002, there were 12,767,500 shares of the issuer's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          QUICK-MED TECHNOLOGIES, INC.

                                                                            PAGE

PART I
Item 1.      Description of Business........................................  1
Item 2.      Description of Property........................................ 13
Item 3.      Legal Proceedings.............................................. 14
Item 4.      Submission of Matters to a Vote of Security Holders............ 14

PART II
Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters............................................ 15
Item 6.      Management's Discussion and Analysis of Financial Condition
             and Plan of  Operation......................................... 16
Item 7.      Financial Statements    ....................................... 27
Item 8.      Changes in and Disagreements on Accounting and Financial
             Disclosure .................................................... 27

PART III
Item 9.      Directors, Executive Officers, Promoters and Control Persons,
             Compliance with Section 16(a) of the Exchange Act.............. 28
Item 10.     Executive Compensation......................................... 31
Item 11.     Security Ownership of Certain Beneficial Owners and
             Management..................................................... 34
Item 12.     Certain Relationships and Related Transactions................. 35

PART IV
Item 13.     Exhibits and Reports of Form 8-K............................... 35

SIGNATURES.................................................................. 37

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Introduction
         Above Average Investments was incorporated on April 21, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, Above Average never commenced any other operational activities. In November 2000, Above Average completed an initial public offering of 2,500,000 shares of common stock at a price of $.05 per share using a Registration Statement that became effective with the SEC on September 19, 2000. In March 2001, Above Average executed an agreement with Quick-Med to acquire all of Quick-Med's issued and outstanding shares of capital stock in exchange for 10,260,000 shares of our common stock. The merger was completed in February 2002 and our name was changed to Quick-Med Technologies, Inc.

         Quick-Med intends to fund the research efforts necessary to develop the planned products, administer the patent process, subcontract the manufacture of its products and, in many cases, enter joint ventures with other companies to move products to the marketplace. Quick-Med itself does not intend to manufacture and distribute final products. Quick-Med intends to focus its attention on the value-added activities of developing and commercializing new core technologies. Scientific experts in relevant fields will be identified and retained through consulting contracts. Senior management will be identified to ensure broad experience in all aspects of the business. Cash expenses have been kept relatively low because Quick-Med has been compensating non-executive management and the scientific team mostly in equity, and not in cash salaries and benefits. Quick-Med's vision is to rapidly deliver products in targeted civilian and military health care markets where it can leverage its core technologies.

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

         When it develops new technologies, Quick-Med will seek patent protection in all major geographic end markets and it will seek exclusive ownership of the associated patent rights. Exclusive rights may maximize Quick-Med's ability to profitably commercialize the technology. If Quick-Med personnel are not the exclusive inventors of the technology, which means that Quick-Med is not the sole owner of patent rights, then there will be other inventors who, according to patent law, are also able to exploit their rights under the patent. While Quick-Med can still seek to commercialize the technology under such a non-exclusive patent, its ability to do so is reduced since it could face competition from one of the other inventors named on the patent, or an entity to whom the other inventors might have assigned their rights. In cases where there are such other inventors, Quick-Med will seek a license agreement with the other inventors or their assignees so that Quick-Med has exclusive rights to commercialize the technology. To date, Quick-Med has licensed the rights to nine patents on an exclusive basis and has filed patent applications on four additional technology areas, in collaboration with the University of Florida, none of which have been granted.

         Quick-Med does not intend to distribute its products to it's anticipated end-markets. Quick-Med expects to develop the technology to the point of developing a prototype, determining the potential for market acceptance and then finding a strategic partner or purchaser of the potential product. It seeks to choose partners to reduce risk and accelerate growth in manufacturing or distribution. For products where the ultimate end user or buyer is a civilian entity, Quick-Med intends to license its technology to a branded distributor and receive a royalty on end-market sales.

         Manufacturing will also be outsourced, in many cases to the same company distributing the product. For products where the user is a military or civil defense entity, Quick-Med will sell the product itself to the user but will outsource manufacturing to firms with military approval. In this case revenues can be earned directly from sales.

         Quick-Med believes that there can be significant benefits to strategic partnerships with larger corporations. Larger corporations may have capital, manufacturing resources, access to markets, and strong consumer brands. Quick-Med seeks to gain the capacity and channels to deliver its technology and Quick-Med believes that the larger companies need to add new products to their lines, which can allow it to develop successful relationships.

         Quick-Med currently conducts its research with contract research organizations. In 2001 it opened a research facility with one of these contract research organizations in Gainesville, Florida near its University of Florida researchers. Research and development is also being conducted with the US Army pursuant to a Cooperative Research and Development Agreement (CRADA).

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

         Some of Quick-Med's proposed products will require regulatory approval before they can be sold. Quick-Med has not yet commenced the regulatory approval process on any of its products or made any filings with government agencies other than its patent applications. Quick-Med cannot predict when regulatory filings will be made and when the process will be completed.

Management Team
         Quick-Med's management team is composed of bankers, scientists, attorneys, retired military generals and business professionals, all with 16 to 35 years of experience in their respective fields, and have attained senior levels in their corporate, scientific or military careers.

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

Products Under Development
         Quick-Med's strategy is to develop core technologies that can apply to multiple targets in the civilian and military health care markets. Quick-Med presently has two technologies that it is seeking to apply in several markets:

                                    Ilomostat
         Quick-Med has an exclusive license on a new bio-medical compound called Ilomostat. Ilomostat is a member of a class of compounds called Matrix Metallaproteinese Inhibitors or MMPIs. Scientific research by members of Quick-Med's team and other independent researchers have shown that MMPIs block the activity of Matrix Metallaproteinese or, MMPs, in skin cells. They have also shown that MMPs are naturally occurring compounds that can cause detrimental effects in the skin when events trigger an over-production of MMPs in skin cells. Events that can trigger an over-production of MMPs include certain external chemical exposures, sun damage or even natural aging in which the levels of other compounds in skin cells, such as estrogen in women, decline. See the following articles published in medical journals for results on research related to MMPs. Dr. Gregory Schultz, one of the authors, is a director, officer and consultant of Quick-Med.

         G.S. Ashcroft, M.A. Horan, R.W. Tarnuzzer, G.S. Schultz, M.A. Horan, and M.W.J. Ferguson. Estrogen Accelerates Cutaneous Wound Healing Associated with and Increase in TGF- 1. Nature Medicine 3:1209-1215, 1997.

         G.S. Ashcroft, S.E. Herrick, R.W. Tarnuzzer, G.S. Schultz, M.A. Horan, and M.W.J. Ferguson. Age-Related Changes in the Temporal and Spatial Regulation of Matrix Metalloproteinases (MMP) Protein and mRNA Profiles in Normal Skin and Acute Cutaneous Wounds of Healthy Humans. Cell Tissue Res 290:581-591, 1997.

         G.S. Ashcroft, S.E. Herrick, R.W. Tarnuzzer, M.A. Horan, G. Schultz, and M.W.J. Ferguson. Human Aging Impairs Injury-Induced in Vivo Expression of Tissue Inhibitors of Matrix Metalloproteinases (TIMP)-1 and -2 Proteins and mRNA. J Pathol 183:169-176, 1997.

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

         Quick-Med expects to complete research and development of the post-injury agent by the end of fiscal 2004. It expects final product specification, initial contract awards, manufacturing and distribution to be initiated within 18 to 24 months of the completion of the research and development stage. Quick-Med will have exclusive rights to this potential product subject to its obligation under the CRADA to sell any product to the U.S. Army and is required to pay royalties to the MMP patent holder.

Skin Care

         Quick-Med believes that one of the largest health care markets is skin care, especially in the aging population where natural chemical processes like declining estrogen levels lead to skin deterioration. Quick-Med is developing a wrinkle cosmetic cream with particular application to post-menopausal women. Related products will target the general marketplace for skin care products.

         In August 2002, Quick-Med entered into a product development and distribution agreement with The Collaborative Group, Ltd., a leading specialty chemical company supplying the cosmetics industry with functional ingredients and advanced formulations for their products. The agreement with Collaborative Group calls for the companies to jointly develop advanced formulations of Ilomastat as an active ingredient in a range of cosmetic and topical personal care products. Collaborative Group then has five-year worldwide distribution rights.

         Quick-Med expects to complete research and development of the cosmetic cream during 2003. It expects to license the formulation to a manufacturing and distribution partner within 6 to 12 months after the completion of research and development. Quick-Med has filed a patent application for the formulation of this product and will have exclusive rights to this product, subject to its obligation to pay royalties to the inventor.

         NIMBUS(TM) (Novel Intrisically Microbicidal Utility Substrate)

         Quick-Med, in association with the University of Florida, has filed patent applications for a second core technology for advanced polymers that are chemically engineered to have anti-microbial, super absorbent, hemostatic properties, creating new products in target markets.

o Medical--wound dressings, hospital garments, surgical drapes and apparel, catheters, urinary drainage systems, blood collection containers, and facemasks.

o Military--field protective garments for germ and chemical warfare, advanced wound dressings.

o Industrial--wood preservation, pesticides, protective clothing, wipes, food handling, filters, paper, and packing materials.

o Consumer--cosmetics, bandages, feminine hygiene, baby care, wipes, adult incontinence, wipes, bedding, footwear, clothing, linens, food storage containers, paper towels, napkins, and facemasks.

         Wound dressings

         Based upon a report by STAC, which forecasts an aging population, Quick-Med believes the market for severe or chronic wound dressings used in hospitals and outpatient facilities is large and growing rapidly. Yet the technology used in the current high margin products like the gauze bandage still found in most medicine cabinets lags far behind available science. Quick-Med is developing a proprietary base material for use in an advanced wound dressing that utilizes its super absorbent polymer technology to deliver medication while disinfecting and absorbing exudate.

         Quick-Med expects to complete research and development of the wound dressing during fiscal 2004. Quick-Med has filed a patent application that is currently pending which will provide exclusive rights should a patent be granted. It expects to license the technology to a manufacturing and distribution partner within 6 to 12 months of the completion of the research and development stage.

         Quick-Med is exploring other uses of this technology that would benefit from the antimicrobial properties, since the material can be included in many other applications. Potential uses are surgical clothing, tablecloths, shoes, bedding, lumber and masks.

Current Status of the Projects
------------------------------

         The goals and current status of the research and development projects are:

MMPI:

         Wrinkle Treatment Cosmetic Product

         The goal of this project is to develop a cosmetic product that visibly reduces the signs of skin aging by reducing the appearance of lines and wrinkles, increasing skin firmness while it softens and smoothes the skin. The main feature of the cosmetic will be a formulation containing a combination of a patented matrix metalloproteinase or MMP inhibitor and a plant extract containing a phytoestrogen in an emollient cream. Previous scientific research published in leading medical journals cited above has demonstrated that the activity of MMPs dramatically increases in the skin with age, especially in postmenopausal women. Combining a phytoestrogen-containing plant extract with the MMP inhibitor is anticipated to produce a strong additive, if not synergistic, benefit on the extracellular matrix of the skin.

         A patent application on the skin care formulation has been filed with the U. S. Patent and Trademark Office. Current development involves optimizing the composition of the formulation. Efforts are underway with expert consultants in the fields of cream and hydrogel formulations, phytoestrogens, MMP inhibitors, consumer preferences and marketing research.

         Animal and human testing of a potential product began in the summer of 2001. Assuming development is successful, Quick-Med intends to commercialize this potential product in collaboration with a major cosmetic manufacturer and retailing company. The compounds it intends to use in this product will be safe to humans. In addition, it will not use concentrations of materials that will require regulation as a drug by the FDA. It will use concentrations and make effectiveness claims that allow the product to be classified as a cosmetic and not a drug. This implies a less time consuming and less costly testing protocols than for a drug and does not require FDA approval. It expects the testing to take 9-18 months after commencement and to require not more than $250,000 in development costs.

         Treatment of Sulfur Mustard Injuries of the Skin and Eye

         The goal of this project is to develop a drug formulation that will reduce tissue damage following exposure to vesicating or blistering chemical agents. Even prior to the September 11, 2001 terrorist attacks, the U.S. Army determined that changing political conditions in the world have placed U.S. troops and civilians at significant risk for exposure to chemical warfare agents, especially the vesicating agent sulfur mustard. Previous research of sulfur mustard injuries to the eye, skin, and lungs indicates that chronically elevated levels of proteases cause much of the tissue damage in tissues exposure to sulfur mustard. Quick-Med has an exclusive license for a synthetic MMP Inhibitor that has been proven in clinical studies conducted by Glycomed, Inc. to reduce damage in ocular tissues of patients with infections and in animals following severe chemical injury to the eye. These studies are described in "Galardin Reduced Corneal Perforations in Clinical Trials," press release by Glycomed, Inc., December 22, 1994. G.S. Schultz, S. Strelow, G.S. Stern, N. Chegini, M.B. Grant, R.E. Galardy, D. Grabelny, J.J. Rowsey, C. Stonecipher, and
V. Parmley. Inhibition of Cornea Ulceration After Severe Alkali Injury by a Synthetic Metalloproteinase Inhibitor. Invest Ophthalmol Vis Sci 33:3325-3331, 1992.

         A Cooperative Research and Development Agreement, or CRADA, was signed in 2000 with the U.S. Army Medical Research Institute of Chemical Defense to develop the MMP inhibitor for treatment of sulfur mustard injuries to the eye and skin. Initial tests of Ilomostat, one of the MMP inhibitors, for treatment of sulfur mustard injuries in mouse skin have produced encouraging results. Animal tests are underway evaluating Ilomostat for treatment of sulfur mustard injury in rabbit eyes. Under the terms of the CRADA, the U.S. Military will design, pay for and conduct all tests, handling of hazardous materials and compliance with environmental regulations. The U.S. Military will also be responsible for product acceptance testing and associated regulatory approvals. While the term of the CRADA extends for five years, it is expected that product development and testing will require 12 to 24 months. Additional testing may be done in a university setting.

         Assuming development is successful, Quick-Med will attempt to commercialize this potential product, which will be achieved in collaboration with a major drug company. In addition, Quick-Med may attempt to commercialize the product for treatment of household and industrial chemical burns. Preliminary discussions have commenced with potential partners.

NIMBUS

         Wound Dressing Project

         The goal of this project is to develop a bandage suitable for application on severe wounds received in both military and civilian activities. The main feature of the dressing is an highly effective antimicrobial capable of substantially reducing pathogen load over extensive intervals or until permanent wound care can be administered.

         The agent chosen is not susceptible to the shortcomings of antibiotics because it is:

     o   Broadly effective against bacteria, fungi and viruses
     o Capable of deactivating bacterial species that are resistant to antibiotics
     o   Non-allergenic and non-extractable from the wound dressing

         This goal has been substantially achieved by the invention of a polymer that can be grafted or attached to a variety of materials that have the properties essential for use in a bandage.

         Microbiological lab testing by Quick-Med has confirmed the effectiveness of the polymer grafted to cellulose in deactivating at levels of 99.99% or more of bacteria, fungus or virus type isolates which are associated with more than 75% of commonly occurring wound infections. Future phases of the project are intended to add a super absorbent polymer as well as a blood coagulating agent to the dressing.

         Assuming development is successful, Quick-Med will attempt to commercialize this potential product in collaboration with a major medical device manufacturer.

         Antimicrobially Treated Bedding, Clothing, Surgical Clothing

         Quick-Med has tested its NIMBUS technology in a number of consumer applications, including the treatment of clothing, bedding and similar consumer items. Quick-Med is exploring opportunities in this market sector after having demonstrated significant abilities of this technology to kill microbes on contact.

         Antimicrobially Treated Lumber
         ------------------------------

         Quick-Med has initiated testing of lumber treated with its NIMBUS technology to determine whether the technology can assist in replacing lumber treatments currently in commercial use such as arsenic that have potential toxic effects. Initial test results are positive, and Quick-Med has initiated trials with significant potential partners in the lumber treatment industry to explore possible co-development of NIMBUS treated lumber products to prevent termite and wood-rot damage.

Potential Markets for Quick-Med Products
         Quick-Med's strategy is to provide premium products in military and civilian health care markets where it can leverage its core technologies with multiple applications. Quick-Med has focused on markets where the performance of current products can be substantially improved through more modern technology and where there is low price sensitivity by the ultimate consumer.

---------------------------------------------------------------------------------------------------------------------
                                                                               QMT Accessible          Range for
    Technology                     Markets                 Total Sales          Submarkets**            Revenue
                                                          (in millions)        (in millions)           Capture***
---------------------------------------------------------------------------------------------------------------------
                     Chemical and Biological Defense          **500                    50                 0-50%
  Ilomastat:         (US Only. Excludes civil defense)

---------------------------------------------------------------------------------------------------------------------
                     Chemical and Biological Defense            500                    50                 0-50%
                     (US civil defense and rest of the
                     world)

---------------------------------------------------------------------------------------------------------------------
                     Cosmetics                               17,000                 2,500                 0-1%

---------------------------------------------------------------------------------------------------------------------
                     Chronic wounds, psoriasis, etc.          2,500                   500                 0-2%

---------------------------------------------------------------------------------------------------------------------
                     Bandages                                   300                    60                 0-3%
  Nimbus:

---------------------------------------------------------------------------------------------------------------------
                     Wood preservation                        5,000                 1,000                 0-2%

---------------------------------------------------------------------------------------------------------------------
                     Personal Care (baby care, adult          4,500                   100                 0-1%
                     incontinence, feminine care, etc.)

---------------------------------------------------------------------------------------------------------------------
                     Apparel (sox, underwear)                 6,000                    75                 0-5%

---------------------------------------------------------------------------------------------------------------------
                     Food preservation                           75                     5                 0-5%

---------------------------------------------------------------------------------------------------------------------

         *   Source: RF Caffrey Market Profiles report. Estimated amounts at wholesale
         **  QMT estimated based on product segment characteristics
         *** QMT estimated based on buyer characteristics

---------------------------------------------------------------------------------------------------------------------

         The U.S. government has allocated $10 billion alone for the Defense Preparedness Program, in addition to significant programs currently administered by the U.S. Army Chemical and Biological Medical Research Command that have allocated $4 billion over the next four years for research and development of defenses against chemical or biological warfare. Based on the initial scientific evidence for its compound Ilomostat, Quick-Med has entered a Cooperative Research and Development Agreement with the Department of Defense to develop a post-injury agent for mustard gas and similar chemical agents. These agreements are beneficial to Quick-Med because they not only provide funding and military assistance in developing the product, they also indicate interest and financial commitment to the project by the military.

         The wound care market is a major priority, as Quick-Med believes it is a growing market with potential in both the military and civilian areas. It is currently served by largely low-tech products. For example, the gauze bandage remains the primary over-the-counter and emergency room product with little change in 50 years.

         Quick-Med believes there is a new, emerging, worldwide market for premium wound care products that combine instant coagulation, bactericidal, and biodegradable features in dressings for serious wounds. It expects that demand will be driven by quality preferences as well as by cost savings in the case of dressings whose medical properties permit less frequent application and more rapid healing time.

         At present, there are no products on the market satisfying this need, as these products are still in the research and development stage. The Department of The Army's Institute of Surgical Research indicates that at least two companies have work-in-progress for products for this market, including the American Red Cross. The American Red Cross received an Army grant because the Army places a high priority on saving soldiers' lives on the battlefield.

         Quick-Med also intends to focus on the feminine hygiene, pediatric diaper, and adult incontinency markets as its business develops. This unique technology is expected to add beneficial medical capabilities to the standard feminine napkins, pediatric diapers, and adult incontinence products, whose total annual sales is approximately $15 billion according to the Southern Technology Applications Center at the University of Florida.

         Another important market for Quick-Med is the cosmetic skin care products for aging and wrinkle treatment, particularly for post-menopausal women. Due to the aging of the "baby boom" population, this market is generally expected to grow significantly over the next five to ten years. With Ilomostat, given its known beneficial effects, Quick-Med believes it has an opportunity to introduce more effective products to this market, particularly for post-menopausal women.

         In summary, the core technologies can lead to products in several multi-billion dollar markets where consumers are not particularly cost-conscious and where significant demand exists for premium products that deliver enhanced performance.

         Patents and Exclusive Licenses

         Quick-Med's strategy is to obtain original patents or exclusive composition and use licenses to practice patents relating to core technologies and their use in targeted applications. These patents or licenses provide the legal basis for Quick-Med to develop and in the future to commercialize its products. If Quick-Med files a patent application, then it will generally have exclusive rights to the product.

         If a promising invention has been discovered but proper testing results have not been obtained, a provisional application may be filed. A provisional patent is a filing that demonstrates an intention to patent a certain technology. The inventor is given up to one year to apply for a permanent patent. If the patent applied for is approved, the date that is assigned is the original filing date of the provisional patent.

         Quick-Med does not own any patents. It has filed the patent applications listed below and has also licensed granted patents also listed below.

Quick-Med's Patent Applications
-------------------------------

         Quick-Med has filed and owns the rights to four original patent applications for:

         A super absorbent polymer antimicrobial wound dressing for use in the wound care product;

         An advanced non-estrogen topical cream for the cosmetic wrinkle treatment skin care product;

         NIMBUS treated lumber; and

         Compositions for treating skin and eyes exposed to mustard gas.

         Wound Dressings. In June 2001, Quick-Med filed a patent application relating to the wound dressing project, which if granted, would expire in December 2019. Related applications have been filed since that date to expand the scope of the patent filings. Also, corresponding international applications were filed.

         Presently, Quick-Med owns an undivided one-half interest in these patent applications. University of Florida Research Foundation owns the other one-half undivided interest. Quick-Med is negotiating with the University for exclusive rights to these applications and expects to enter into a license agreement with the University of Florida in the near future. If these negotiations are not successful, then the University will have the right to use these patents.

         Wrinkle Treatment Cosmetic Cream. The Wrinkle Treatment Cosmetic Cream application was filed on June 29, 2001. The application was filed in the names of David Lerner and Gregory S. Schultz, directors of Quick-Med.

         Mustard Gas. The Mustard Gas application was filed on September 25, 2001. The application was filed in the names of David Lerner and Gregory S. Schultz, directors of Quick-Med, and has been assigned to Quick Med.

         Lumber Treatment. This application of the NIMBUS technology was filed on April 22, 2002 and is wholly owned by Quick-Med .

Quick-Med's Licensed Patents

         The following is a list of patents licensed by Quick-Med for the MMPI compound family from the inventors and are being used for both the skin care and chemical warfare projects:

U.S. Patents
------------

               Expiration
No.               Date         Description
---            ----------      -----------

5,183,900       11/21/10       Matrix metalloprotease inhibitors
5,189,178       11/21/10       Matrix metalloprotease inhibitors
5,239,078       11/21/10       Matrix metalloprotease inhibitors
5,268,384       12/07/10       Inhibition of angiogenesis by synthetic matrix
                               metalloprotease inhibitors
5,270,326       11/21/07       Treatment for tissue ulceration
5,696,147       12/09/14       Inhibition of angiogenesis by synthetic matrix
                               metalloprotease inhibitors
5,773,438       06/30/15       Synthetic matrix metalloprotease inhibitors and
                               use thereof
5,892,112       04/06/16       Process for preparing synthetic matrix
                               metalloprotease inhibitors

Related International Patents:

No.                     Expiration Date
---                     ---------------

2736285 (Japan)         November 21, 2011
4501333 (Japan)         November 21, 2011
652016 (Australia)      November 21, 2011
1971367 (Japan)         November 21, 2011
EPO558681 (Europe)      November 21, 2011

         The European patent designates Germany, Spain, France, United Kingdom and Italy as the countries in which patent protection is effective. All of these patents relate to the U.S. patents described above.

License Agreements

         Quick-Med entered in to a license agreement in September 2000 with Richard Galardy and Damian Grobelny, the inventors, for the patented compounds for MMP Inhibitors listed above. This license agreement transfers to Quick-Med the technology for all topical applications that is the subject of issued U.S.A. and worldwide patents listed above as well as some world wide pending patent applications, which were started by the original inventors. The license agreement also gives Quick-Med the right to defend, maintain and enforce each patent in its country of issuance. Although the license agreement grants exclusive worldwide rights to Quick-Med , one or more of the patents may have lapsed, expired, or may no longer be in force. The license agreement remains in force on a country-by-country basis for the life of the last-to-expire patent licensed to Quick-Med under the license agreement, which is April 6, 2016. For some of the patents licensed, since the inventors are not the sole inventors, the University of Florida Research Foundation may have rights to grant a license or assign rights to others who may develop similar products.

         This agreement covers the method for a new technology in treating chemical wounds to the eyes and skin for both military and civilian uses, and for treating intrinsic skin aging and deterioration. Quick-Med has paid the inventors $200,000 in cash and 160,000 shares of common stock and is required to make future payments based on meeting developmental milestones. Quick-Med may have to pay up to $160,000 over the next 12 months in royalties and milestone payments.

         Quick-Med has obtained non-exclusive patent rights in cases where partial funding or research support for the invention was provided by the U.S. Government or a university. In November 2000, Quick-Med entered into a Cooperative Research and Development Agreement or CRADA with the U.S. Army Medical Research Institute of Chemical Defense to focus on treatment of sulfur mustard injuries to the eye and the skin with protease inhibitors. The background for the collaboration comes from published results in animal models and clinical trials using Ilomostat for treatment of severe and moderate corneal ulcers produced by chemical injury or bacterial infection and psoriasis. The goal of the CRADA is to develop a product for use in treating these injuries that the military will purchase.

         In the case of university support, most universities maintain the policy that patents resulting from work by or with faculty members are at least partially owned by the university. This affects Quick-Med because several of the company's current scientists are University of Florida faculty. Quick-Med is negotiating an arrangement with the University of Florida under which Quick-Med will have exclusive rights to commercialize the affected inventions.

Agreements with Consultants and Employees
         All of Quick-Med's employees and consultants have signed agreements that assign to Quick-Med all intellectual property rights to any inventions or other proprietary information in any area in which that person is working with Quick-Med. None of these agreements provide for the payment of any royalties. Dr. Gregory Schultz, who is on the faculty of the University of Florida Medical School, is the only consultant who currently has any rights in any intellectual property that may be shared with Quick-Med. Dr. Schultz may be paid a royalty by the University out of royalties that may be paid by Quick-Med to the University. The agreements with the other three researchers affiliated with the University of Florida are structured so that the University does not have any rights in the research conducted or funded by Quick-Med.

Research and Development Spending
         In the past two fiscal years Quick-Med has incurred research and development expenses. For the year ended December 31, 2001, research and development expense was $170,935. For the period ended June 30, 2002 research and development expense was $120,658.

Government Regulation
         The research and development, manufacture, and marketing of human pharmaceutical and diagnostic products and devices are subject to regulation primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, research and development activities and the testing, manufacturing, safety, handling, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of the products that Quick-Med is developing.

         Noncompliance with applicable requirements can result in refusal to approve product licensing or revocation of approvals previously granted. Noncompliance can also result in fines, criminal prosecution, recall or seizure of products, total or partial suspension of production, or refusal to enter into additional contracts with Quick-Med.

         The FDA approval process for bio-medical devices has historically been costly and time consuming. Recently, the FDA has shortened the approval process for medical devices to approximately six months from the normal 18 months required for drug products. Under current law, each medical product manufacturing establishment must be registered with, and be determined to be adequate by the FDA before the product is approved.

         Quick-Med has not filed for regulatory approval of any potential product as none of its products have reached the development stage requiring a filing. Any regulatory approvals that Quick-Med receives for a product may be subject to limitations on the indicated uses for which the product may be marketed. After Quick-Med obtains marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. If previously unknown problems with the product or with the manufacturer or facility are discovered, restrictions on the product or manufacturer may result, including an order to withdraw the product from the market. If Quick-Med fails to comply with applicable requirements, it may be fined, suspended or subject to withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

         Quick-Med has a three part strategy to ensure it complies with government regulations and minimizing the time required for regulatory approval of its products:

         Quick-Med has retained Covington & Burling, a law firm specializing in regulatory affairs activities affecting the pharmaceutical, cosmetic, and medical device industries. This firm will assist Quick-Med with the following regulatory activities when required:

Regulatory Strategy and Liaison with FDA

     o   Non-clinical and clinical program assessment/development

     o   Non-clinical and clinical protocol review/monitoring of studies

     o   Regulatory affairs management/guidance

Product Development and Launch Strategy

     o   Validation of methods/processes

     o   Product development strategies/assessment

     o   Product Compliance

     o   Label and labeling compliance

         For two of its planned products, Quick-Med anticipates working in cooperation with the U.S. Military under Cooperative Research and Development Agreements. If so, military tests of product safety and efficacy will satisfy U.S. regulatory requirements.

         Quick-Med intends to only develop working arrangements with individuals and organizations that already have satisfactory records in government regulatory compliance or approvals.

Employees

         Quick-Med currently employs David Lerner on a full-time basis as president, Gerard Bencen as Executive Vice-President. It also employs two full-time chemists, one part time chemist and one part-time microbiologist, and five part-time scientific consultants and two part-time administrative independent contractors.

ITEM 2.  DESCRIPTION OF PROPERTY

         We own no properties and at this time and have no agreements to acquire any properties.

         Quick-Med occupies 500 square feet at 401 N.E. 25th Terrace, Boca Raton, Florida. Space is provided to us at $575 per month by David S. Lerner, Quick-Med's president.

         Quick-Med has leased 2,430 square feet of laboratory space in Gainesville, Florida pursuant to a two-year lease with payments of $1,044 per month. Quick-Med spent approximately $12,000 for leasehold improvements and equipment for the lab.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material litigation, nor are we aware of any potential material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock began trading on September 4, 2002 on the OTC Bulletin Board under the symbol QMDT.

Dividends

         QMT has not paid any cash dividends on its common stock since its inception. QMT presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on QMT's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Sales of Unregistered Securities

         In February 2002, we issued 10,260,000 shares of common stock to 17 individuals pursuant to the acquisition of Quick-Med Technologies, Inc..

         In April 2002, we issued an aggregate of 7,500 shares of common stock to two persons for services provided prior to that date.

         In January 2002, Michael Granito, our chairman, executed a convertible line of credit agreement where he agreed to fund up to $750,000. All amounts due are convertible at $1.00 per share. Approximately $725,000 has been borrowed through September 30, 2002.

         Euroatlantic Capital has been providing $50,000 per month of financing since February 2002. If the borrowings are not repaid, then the outstanding amounts may be converted into preferred stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

         The following discussion should be read in conjunction with QMT's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, QMT cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of QMT, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond QMT's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, QMT. QMT disclaims any obligation to update forward looking statements.

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

Critical Accounting Policies and Estimates

         The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Quick-Med believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Our accounting for stock compensation requires us to estimate the value of the shares issued and the value of intangible assets require us to continually assess whether such assets are impaired.

Results Of Operations

Period Ended June 30, 2002 compared to the period ended June 30, 2001

         Quick-Med had no sales for the six months ended June 30, 2002 and June 30, 2001 as its products are still in the development stage.

         Quick-Med reported an operating loss of ($903,833) for the six months ended June 30, 2002 and ($365,528) for the six months ended June 30, 2001. This change resulted primarily from a non-cash expense of $445,276 for issuance of stock options in lieu of cash compensation to management and the increase in total expenses in 2002 as operating levels increased and research and development accelerated. General and administrative expense increased $28,670 from $260,663 to $289,333. Research and development increased $44,424 from $76,234 to $120,658. In both 2001 and 2000, Quick-Med also incurred various costs and expenses normally associated with a start-up business. In both periods, most of the expenses were related to research and development of its primary proposed products. Quick-Med expects that costs will continue to increase as it product development efforts continue to increase and additional employees are hired to staff the research lab.

         Interest expense for the six months ended June 30, 2002 was $28,040 compared to $9,061 for the six months ended June 30, 2001 as borrowings increased.

         Net loss for the six months ended June 30, 2002 was ($903,833) or ($.07) per share compared to ($365,528) for the six months ended June 30, 2001 or ($.04) per share.

Year Ended December 31, 2001 compared to year ended December 31, 2000

         Quick-Med had no sales for the years ended December 31, 2001 and December 31, 2000 as its products are still in the development stage.

         Quick-Med reported an operating loss of ($2,503,364) for the year ended December 31, 2001 and ($313,903) for the year ended December 31, 2000. This change resulted primarily from the increase in total expenses in 2001 as operating levels increased and research and development accelerated. In both 2001 and 2000, Quick-Med also incurred various costs and expenses normally associated with a start-up business. In the 2001 period, most of the expenses were related to research and development of its primary proposed products. Quick-Med expects that costs will continue to increase as it product development efforts continue to increase.

Liquidity and Capital Resources

         At June 30, 2002, Quick-Med had a working capital deficit of ($1,694,665), primarily due to loans of $1,100,491, a license fee payable of $160,000 and accounts payable of $387,453. At June 30, 2002, Quick-Med had a stockholders' deficit of ($1,341,049). A substantial portion of the deficit was due to non-cash stock compensation expense due to the note described below.

         Cash used by operating activities was $431,747 for the six months ended June 30, 2002. Net cash provided by financing activities was $325,000, primarily from loans of $350,000 and repurchase of $125,000 of common stock in the merger.

         To date, Quick-Med has funded its activities principally from short term loans totaling approximately $850,000 from a shareholder and an affiliated company and a $550,000 loan from a merchant banking firm ($400,000 at June 30, 2002). The funds have been loaned with 6% interest. In March 2001, the first $260,000 shareholder loan was converted into common stock at $1.00 per share. At June 30, 2002, shareholder and affiliate loans totaling $700,491 were outstanding. It is anticipated that Quick-Med will continue to depend on the receipt of investment capital or other financing to fund its continuing activities. In January 2002, Mr. Granito, who has loaned Quick-Med approximately $725,000, and Quick-Med entered into a revolving note agreement that provides for him to loan Quick-Med up to $750,000, including the outstanding $565,000. The agreement provides that the outstanding balance is convertible into common stock at $1.00 per share at Mr. Granito's option. The maturity date of the note is December 31, 2003. These funds will be available until Quick-Med is able to raise sufficient funds from third parties. To date, Quick-Med has been able to meet its obligations on a timely or delayed basis as funding has been made available on an as-needed basis. However, Quick-Med cannot assure you that Mr. Granito will continue to provide funding beyond the amount of the revolving note agreement.

         Quick-Med has received a commitment for up to $500,000 of bridge financing from Euro Atlantic Capital Corp., a merchant banking firm, payable $50,000 per month commencing February 2002 of which $417,000 has been received through September 30, 2002. As of October 11, 2002, Euro Atlantic has failed to deliver the $1 million of equity financing that was due on October 4, 2002. Quick-Med has delivered a notice of default to Euro but is continuing negotiations to restructure the agreement. Under the current agreement, funds borrowed from Euro are repayable on the earlier of February 7, 2003 or such time as Quick-Med obtains $2 million of equity funding, the sale of Quick-Med's assets or the receipt of funding from third-party sources. If Quick-Med is unable to obtain additional funding by February 7, 2003, the notes payable to Euro may be converted at Euro's discretion into voting convertible preferred stock. The conversion ratio will be determined using Quick-Med's book value on the date of the note. The note is guaranteed by Michael Granito, Quick-Med's chairman and a principal shareholder. Quick-Med is seeking additional equity financing. Quick-Med believes that it will obtain the equity financing prior to the maturity of the bridge financing, which will enable it to repay the note and to continue operations. We cannot assure you that Quick-Med will obtain this financing, or, if obtained, it will be on favorable terms. Failure to obtain financing might cause Quick-Med to materially alter its business plan or to cease operations. A default on the note, which may result in its conversion, may also result in Euro assuming control of Quick-Med. Quick-Med does not currently believe that the costs to be incurred in seeking financing will be material.

         Any short-term cash obligations in excess of the $50,000 per month bridge financing until an equity financing is completed may be funded by loans or advances from shareholders, including Mr. Granito.

Contractual Obligations And Commercial Commitments

         The following tables summarize our contractual obligations and commercial commitments as of June 30, 2002:

Significant Capital Obligations     Total       Within 1 Year     2-3 Years     4-5 Years     After 5 Years
-------------------------------     -----       -------------     ---------     ---------     -------------
Capital Leases                      $    --
Operating Leases                    $16,755     $13,404           $ 3,351       $    --       $    --

         We are committed under leases for our Gainesville office and lab. The lease expires in March 2004. We do not have any capital leases.

Recent Pronouncements

         In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. We do not believe the adoption of these standards will have a material impact on our financial statements.

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe the adoption of these standards will have a material impact on our financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We do not believe the adoption of these standards will have a material impact on our financial statements.

         Amendment of the FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of FASB No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of FASB 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue 94-3. SFAS 146 is to be applied prospectively

         The Company believes that the ongoing application of these Statements will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Plan of Operation

Research and Development
         Over the next 12 months Quick-Med intends to continue the development of its two main product groups. Assuming it raises sufficient funds, product development activities are expected to accelerate. Quick-Med has been expanding its research facility in Gainesville, Florida near its University of Florida researchers, but will continue its research and development with existing and new partners in order to conserve resources. For each potential product, Quick-Med will continue to monitor the appropriate time to enter into negotiations towards a license agreement with a joint venture partner such as with the Collaborative Group. To the extent that Quick-Med enters into a joint venture agreement, it is anticipated that the partner will assume some or all of the development costs in exchange for a percentage of the profits for that product. These ventures will have the effect of decreasing cash flow over the near term and long term, but will help sustain Quick-Med's operations since it should be able to devote its limited resources to more projects than it could otherwise do without partners.

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

Capital Expenditures and Requirements
         Quick-Med has spent approximately $200,000 over the last two years on the acquisition of patents and exclusive license agreements, and owes an additional $160,000, which is due when certain milestones are met.

         Over the next 12 months Quick-Med does not anticipate earning revenues from any of its products. Over the next 12 months, Quick-Med is not required to pay any royalties for its license to its primary MMP inhibitor. However, should Quick Med receive revenues pursuant to its license of its primary MMP inhibitor they will be required to pay a royalty to the licensor of 2.0% of the first $1.5 million of revenue, and 1.5% thereafter. Quick-Med anticipates over the next 12 months that it will spend approximately $2,000,000 on operations, all of which is expected to come from third party funding, private placements, strategic partnerships or license agreements. It is anticipated that the majority of any funds raised will be used for research and development, patent prosecutions and licenses for proposed products. It is also possible that a licensing arrangement will be made with one or more strategic partners that will pay a license fee to Quick-Med or assume a portion of the research expenses.

         Quick-Med does not expect any significant additions to property, plant and equipment.

Skin Care
         According to a market report by the Southern Technology Applications Center, or STAC, one of the largest health care markets is skin care, especially in the aging population where natural chemical processes like declining estrogen levels lead to skin deterioration. Quick-Med is developing a wrinkle treatment cosmetic cream with particular application to post-menopausal women.

         The goal of this project is to develop a cosmetic product that visibly reduces the signs of skin aging by reducing the appearance of lines and wrinkles, increasing skin firmness while it softens and smoothes the skin. The main feature of the cosmetic product currently under development is a formulation containing a combination of a patented matrix metalloproteinase or MMP inhibitor and a plant extract containing a phytoestrogen in an emollient cream. Previous scientific research published in leading medical journals referred to later has demonstrated that the activity of MMPs increases in the skin with age, especially in postmenopausal women, and that topical application of estrogen reduces the level of MMP activity in the skin of women and increases the amount of skin collagen. Combining a phytoestrogen-containing plant extract with the MMP inhibitor is anticipated to produce a synergistic benefit on the extracellular matrix of the skin. See the following articles published in medical journals for results on research related to MMPs. Dr. Gregory Schultz, one of the authors, is a director, officer and consultant of Quick-Med.

         G.S. Ashcroft, M.A. Horan, R.W. Tarnuzzer, G.S. Schultz, M.A. Horan, and M.W.J. Ferguson. Estrogen Accelerates Cutaneous Wound Healing Associated with and Increase in TGF- 1. Nature Medicine 3:1209-1215, 1997.

         G.S. Ashcroft, S.E. Herrick, R.W. Tarnuzzer, G.S. Schultz, M.A. Horan, and M.W.J. Ferguson. Age-Related Changes in the Temporal and Spatial Regulation of Matrix Metalloproteinases (MMP) Protein and mRNA Profiles in Normal Skin and Acute Cutaneous Wounds of Healthy Humans. Cell Tissue Res 290:581-591, 1997.

         G.S. Ashcroft, S.E. Herrick, R.W. Tarnuzzer, M.A. Horan, G. Schultz, and M.W.J. Ferguson. Human Aging Impairs Injury-Induced in Vivo Expression of Tissue Inhibitors of Matrix Metalloproteinases (TIMP)-1 and -2 Proteins and mRNA. J Pathol 183:169-176, 1997.

         In August 2002, Quick-Med entered into a product development and distribution agreement with The Collaborative Group to further develop this product. The agreement provides that Collaborative will provide product development, manufacturing and distribution services. Quick-Med is required to pay $125,000 in October 2002 and $108,333 at the end of the following three quarters. Collaborative will conduct its work pursuant to a workplan agreed to by the parties. If product development is successful, Collaborative has the right to exercise exclusive U.S. distribution rights and Quick-Med and Collaborative will share profits equally. Additional trials are expected once additional formulations are completed and funding is obtained. This product is not currently expected to require FDA approval. If further trials are successful, a product may be commercialized in 2003.

Chemical Warfare
         As exemplified by the recent Anthrax incidents, chemical warfare is now a leading threat posed by rogue military states or terrorists. Quick-Med is developing a post-injury chemical warfare agent for treatment of mustard gas and other chemical burns to be sold to the U.S. military and friendly states, as well as for civil defense. Related products will target the civilian chemical burn market in areas like industrial accidents and civilian or military exposures to hazardous materials.

         For the sulfur mustard product, Quick-Med will continue its development pursuant to the Cooperative Research and Development Agreement, or CRADA, with U.S. Army Medical Research Institute of Chemical Defense. The CRADA provides that research is done by the Army in consultation with Quick-Med. If development and trial studies are successful and regulatory approvals obtained, a product may be ready for commercialization by the end of 2003.

Wound dressings
         With an aging population, the market for severe or chronic wound dressings used in hospitals and outpatient facilities is substantial. Quick-Med is developing a proprietary modern bandage, which employs an advanced wound dressing that utilizes its super absorbent polymer technology to kill bacteria and fungi at the same time as absorbing exudate, which is fluid released from a wound.

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

Factors That May Affect Future Results

         You should carefully consider the following risks in evaluating QMT. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information set forth in this report, including our financial statements and the related notes.

         QMT cautions readers that certain important factors may affect QMT's actual results and could cause those results to differ significantly from any forward-looking statements made in this report or otherwise made by or on behalf of QMT.

         We have a negative net worth and will be unable to continue operations without raising additional capital or generating revenues from product sales or licensing. We are insolvent since we have not yet raised sufficient funds to operate our planned business. We incurred net losses of $2,503,364 in 2001 and $903,833 for the six months ended June 30, 2002. Quick-Med expects to incur operating losses for the next several years as it invests in product research and development, preclinical and clinical testing and regulatory compliance. Quick-Med will require substantial additional funding to complete the research and development of its product candidates, and, to market its products.

         Quick-Med may have to dedicate a substantial portion of any future cash flow to make interest and principal payments on its debt, which will reduce funds available for operations, capital expenditures and other purposes. If we do not have positive cash flow from operations on a timely basis, we may be unable to develop our products or to conduct our business in an effective or competitive manner.

         Quick-Med's accountants have issued a going concern opinion due to the lack of capital. Because of the uncertainties in its ability to satisfy its future capital needs, Quick-Med's auditors' report on its financial statements for the six months ended June 30, 2002 contains an explanatory paragraph about its ability to continue as a going concern.

         Because Quick-Med is a new business venture with no products in the market, you do not have any history on which to rely upon in determining whether to invest in Quick-Med. Quick-Med has limited experience and a short history of operations, and has no experience in marketing and selling any products. It has not generated any revenues from operations. None of its products have sought or received regulatory approval. Quick-Med cannot assure you that it will be able to complete designing and testing its products, that the products will be approved by the FDA or accepted in the marketplace, or that it will be able to sell them at a profit. Furthermore, as a young company, Quick-Med is especially vulnerable to the problems, delays, expenses, and difficulties encountered by any company in the development stage, because it does not have an operating history and experience to rely upon or an established infrastructure.

         Quick-Med has not proven any of its products' effectiveness and may not be able to do so in the future. Quick-Med has just started developing its primary products and will require substantial laboratory and clinical testing before it can market a product to consumers. This testing could take several years to complete.

         Quick-Med's proposed products may not be accepted in the market, adding to the time before it receives any revenue from product sales. Quick-Med plans to develop and market products to U.S. and foreign militaries and pharmaceutical and cosmetic companies for sale to civilian retail customers. Military sales will require detailed and rigorous research and development process that may be lengthy and uncertain in outcome. Although Quick-Med will not sell directly to civilian retail customers, these consumers must still accept its wound dressing or cosmetic products as beneficial and worthwhile. Patients, doctors and third-party payors must also accept Quick-Med-developed products as medically useful and cost-effective. Market acceptance will require substantial education about the benefits of its wound care products and other products. Quick-Med cannot assure you that the market will accept its products, even if approved for marketing, on a timely basis. If retail consumers, patients, the medical community, and third-party payors do not accept its products or acceptance takes a long time, then revenues and profits would be reduced.

         Quick-Med will require additional capital to be successful, which will potentially dilute the value of shares of then current shareholders. Quick-Med expects to continue to incur substantial losses for at least another two years. During this period, it does not expect to obtain significant revenues from operations but will need substantial funds, primarily for the following purposes:

         To continue product development of its proposed products;

         To conduct clinical trials of its wound dressing product and otherwise pursue regulatory approvals for this product; and

         To begin to develop new products based on its wound care technology, and to conduct the clinical tests necessary to develop and refine new products.

         To finance Quick-Med's operations to date, it has relied almost entirely on private offerings of common stock and loans from officers. The terms on which it obtains additional financing may dilute the existing shareholders investments, or otherwise adversely affect its position. It is also possible that Quick-Med will be unable to obtain the additional funding it needs as and when it needs it. If it were unable to obtain additional funding as and when needed, Quick-Med could be forced to delay the progress of its development efforts. These delays would hurt its ability to bring a product to market and obtain revenues, and could result in competitors developing products ahead of Quick-Med and/or in its being forced to relinquish rights to technologies, products or potential products.

         Quick-Med has recently received bridge financing that could result in a change of control if not paid. Quick-Med has received a commitment for up to $500,000 of bridge financing from a merchant banking firm, payable $50,000 per month commencing February 2002 of which $400,000 has been received through September 2002. Any funds borrowed are repayable on the earlier of February 7, 2003 or such time as Quick-Med obtains $2 million of equity funding, the sale of Quick-Med's assets or the receipt of funding from third-party sources. If Quick-Med is unable to obtain additional funding by February 7, 2003, the notes payable may be converted at Euro's discretion into voting convertible preferred stock. A default on the note after which the notes are converted also may result in this firm assuming control of Quick-Med.

         Quick-Med will depend upon others for marketing and distributing its products. Quick-Med has both military and civilian target markets. While some members of its management have experience in selling to military organizations, Quick-Med currently lacks marketing and sales experience and personnel, distribution channels and other infrastructure needed to successfully market and distribute a product in civilian markets. It intends to rely on collaborative arrangements with one or more other companies which possess strong marketing and distribution resources to perform these functions. Quick-Med only has an agreements with other companies for marketing or distributing one of its proposed products. It may be forced to enter into contracts to market and distribute its products that substantially limit the potential benefits to it from commercializing these products. Quick-Med will not have the same control over marketing and distribution that it would have if it conducted these functions itself.

         Quick-Med relies on key personnel who may leave on short notice. Because its business is mostly scientific, Quick-Med depends greatly on attracting and retaining management and scientific personnel. It has full-time executive, David S. Lerner, its President, and Gerard Bencen, its Executive Vice President of Operations and Intellectual Property. Its other officers are consultants who devote substantial time to other employers. Losing any of these individuals could have a material adverse effect on Quick-Med.

         Quick-Med depends on licenses it has obtained on patented technology, the loss of which would mean it could not develop or market many of its products. Quick-Med's rights to develop several of its proposed products comes primarily from one license agreement. In the event that this primary license agreement terminates for any reason, including failure to make royalty payments, challenges to the underlying patent or a breach, Quick-Med would lose its rights to manufacture and market its proposed wrinkle treatment skin care and mustard gas products. Quick-Med may also be required to license additional rights in order to market its products and may not be able to obtain these rights on favorable terms or at all.

         Quick-Med has multiple U.S. and international patent applications that may not be granted. Quick-Med cannot assure you that its applications will be granted or that its patent rights will provide it with significant protection against competitive products or otherwise be commercially viable. As a result Quick-Med may not be able to protect its proprietary information.

         Quick-Med may experience a significant delay in obtaining patent protection for its products due to a substantial backlog of pharmaceutical and biotechnology patent applications at the U.S. Patent and Trademark Office, commonly known as the PTO. Because patent applications in the U.S. have been maintained until recently in secrecy until patents issue, other competitors may have filed or maintained patent applications for technology used by Quick-Med or covered by pending applications without its being aware of these applications.

         A failure to maintain relationships with the University of Florida could cause Quick-Med to lose rights to intellectual property and access to some of its scientists. Quick-Med has sought a close and favorable relationship with the University of Florida. It is in negotiations to license exclusive rights to technologies relating to some of its main research areas from the University and two members of its research and development team are faculty members at the University. Quick-Med cannot assure you that disputes will not cause it to lose its relationship with the University.. The termination of this relationship could cause Quick-Med to lose exclusive rights to portions of its technology in development and prohibit it from working with University scientists. If no agreement is reached, then the University of Florida may have the right to use some of these patents in possible competition with Quick-Med.

         The regulatory approval process is costly and lengthy and Quick-Med may not be able to successfully obtain all required regulatory approvals, which would prohibit it from selling some or all of its planned products. The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the U.S. and other countries. Quick-Med must obtain regulatory approval for some of its product candidates before marketing or selling them. It is not possible to predict how long the FDA's or any other applicable federal, state or foreign regulatory authority or agency's approval process for any of its products will take or whether any approvals will be granted. Positive results in preclinical testing and/or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical product testing can take many years, and can require the expenditure of substantial resources. Any delay or failure to obtain approvals will adversely affect Quick-Med's ability to market its products and its ability to generate product revenue. Factors that can impact the approval process include:

         Delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product to meet a regulatory agency's requirements for safety, efficacy and quality; and

         Regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.

         Quick-Med's clinical trials could take longer to complete and cost more than it expects, which would require raising additional funds and lengthen the time before Quick-Med could realize any revenue. Quick-Med will need to conduct a complete study of each of its product candidates. These studies are costly, time consuming and unpredictable. Any unanticipated costs or delays in its clinical studies could cause Quick-Med to expend substantial funds unexpectedly or delay or modify its plans significantly, either of which would harm its business, financial condition and results of operations. The factors that could contribute to these costs, delays or modifications include:

     o The cost of conducting human clinical trials for any potential product. These costs can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the development and financial support from corporation partners; and

     o Intense competition in the pharmaceutical market, which may make it difficult for it to obtain sufficient patient populations or clinician support to conduct its clinical trials as planned.

         Quick-Med does not have product liability insurance and may not be able to get any on reasonable terms. Its business exposes it to product liability claims inherent in the testing and marketing of medical products. It currently carries no product liability insurance, but intends to acquire insurance prior to selling any of its products for commercial use. Quick-Med cannot assure you that it will be able to get or keep adequate liability insurance at a reasonable cost. Its inability to get or keep insurance at an acceptable cost could prevent or inhibit the commercial development of its products. A liability claim, even one without merit, could result in major legal expenses.

         The hazardous material Quick-Med will use in part of its research and development could result in significant liabilities. Quick-Med will use hazardous materials in some of its research and development activities. In most instances these materials are only handled by the U.S. military in conducting tests jointly on behalf of Quick-Med and the military. In some other instances, these materials may be handled within the private sector. While it believes that it will be in substantial compliance with federal, state and local laws and regulations governing the use of these materials, accidental injury or contamination may occur. An accident or contamination could result in substantial liabilities, which could exceed its financial resources. The cost of compliance with environmental and safety laws and regulations may also increase in the future, which could adversely effect revenues.

         There is a limited public market for our common stock, which means you may experience difficulty in selling your shares. At the present time, there is a limited public market for our securities, which commenced trading on the OTC Bulletin Board in September 2002. In any event, due to the low price of the securities, many brokerage firms may choose not to engage in market making activities or effect transactions in such securities. Purchasers of the securities may have difficulties in reselling them and many banks may not grant loans utilizing our securities as collateral. Our securities are not eligible for listing on the Nasdaq Stock Market and may not be in the future.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are located after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions held for QMT's directors, executive officers and significant employees.

         Quick-Med's directors and officers are as follows:

Name                                Age      Position
----                                ---      --------

Michael R. Granito, Ph.D.           50       Chairman

David S. Lerner                     49       President and Director

Paul G. Cerjan, Lt. Gen./Ret.       64       Director

George E. Friel, Maj. Gen./Ret.     60       Director

Gerald M. Olderman, Ph.D.           69       Vice-President, Commercial Research
                                             and Development and Director

Gregory S. Schultz, Ph.D.           52       Director

Michael D. Karsch                   42       General Counsel, Secretary and
                                             Director

Peter Barton Hutt                   67       Director

Gerard Bencen                       42       Executive Vice President,
                                             Intellectual Property and Director
                                             of Lab Operations


         Michael D. Granito, Ph.D. was appointed to his position with Quick-Med in July 2000. Since 1979, he has been a Managing Director for J.P. Morgan Fleming Investment Management in New York. His primary responsibility has been as head of Capital Market Research overseeing quantitative research and development for investment services. Mr. Granito earned a doctorate in Finance, and graduated with triple major in accounting, finance, and economics from The Wharton School of The University of Pennsylvania. He also served as an Adjunct Professor of Finance at Yale University and New York University and author of a book and 14 papers on finance and foreign exchange topics.

         David S. Lerner was appointed to his position upon incorporation of Quick-Med in December 1997. Since late 1995 he has been engaged on a full-time basis in the formation and development of Quick-Med. Prior to Quick-Med, Mr. Lerner has 20 years experience in international and domestic manufacturing, marketing, sales, and business development. He has had business activities in Asia, Europe, South America, and Mexico; and successfully handled export financing activities, including letter of credit and manufacturing arrangements. Mr. Lerner has also dealt with major retailers like Sears, K-Mart, and WalMart and developed markets for private label and nationally-branded products through large mass retailers and department stores. Mr. Lerner earned a B.A. from Queens College at the City University of New York.

         Lt. Gen. Paul G. Cerjan (Ret.) - U.S. Army Lieutenant General, was appointed his position in July 2000. From December 1997 to September 2000, Mr. Cerjan was president of Regent University in Virginia Beach, Virginia. From August 1994 to October 1997, he served as director tactical systems for Lockheed Martin (NYSE:LMT) in Arlington, Virginia. He was in the U.S. Army from 1960 to 1994, rising to the rank of Lieutenant General. Mr. Cerjan served as project manager for the design and construction of a small city for 26,000 people valued at $1.3 billion, managed 22 separate organizations in Europe with 70,000 people; supervised all aspects of community life in Europe for 300,000 Americans and served as CEO for a university organization educating the most senior leadership of the Department of Defense. Mr. Cerjan has an M.S. in Construction Management from Oklahoma State University; a B.S. in Engineering from United States Military Academy at West Point, and is a registered professional engineer in Virginia.

         Maj. Gen. George E. Friel (Ret.) - U.S. Army Major General, was appointed to his position in July 2000. Since September 1998, he has been self-employed as a consultant to various organizations in the defense industry. He was in the U.S. Army from 1967 to 1998, rising to the rank of Major General. Mr. Friel was the Commanding General of the U.S. Army Chemical and Biological Defense Command, at the Aberdeen Proving Ground in Maryland, Deputy Chief of Staff for Chemical and Biological Matters of the Army Material Command, Alexandria, Virginia from 1992 to 1998, and was responsible for a $1 billion contract for protective military clothing. He served as Commanding General, 59th Ordinance Brigade, Pinnasens, Germany; Chief, Nuclear Chemical Division, U.S. Army Europe; and Commander, Miesau Army Depot in Germany. Mr. Friel was also responsible for $600 million budget for Nuclear Biological and Chemical Defense Command for six years and directed over 1,100 scientists and engineers including 150 Ph.D.s. Mr. Friel has also served as Chairman of the boards of The Nuclear, Biological, and Chemical Defense Enterprise at the Edgewood Arsenal, and The Army Material Command, Acquisition and Procurement Enterprise. He earned a B.S. from University of Nebraska and M.B.A. from Northwest Missouri State University and is a graduate of the U.S. Army Chemical School Basic and Advanced Courses. He is also a director of Engineered Support Systems, Inc.

         Gerald M. Olderman, Ph.D. was appointed to his position in July 2000. Since November 1996, he has been a Vice-President and Associate of R.F. Caffrey & Associates, a management consultant to medical device companies and suppliers. From November 1991 to November 1996, he served a Director and Head of Research and Development for C.R. Bard, Inc.'s Cardiopulmonary Division, manufacturer of health care products. He has 35 years in the health care industry, 31 years in technical management, and 25 years as the head of research and development activities for Fortune 500 companies. He organized a new product development process for the cardiopulmonary division of C.R. Bard Co. in which 19 new medical devices were developed, including an intra-aortic balloon and pump and a centrifugal heart by-pass pump. From 1985 to 1991, as vice president for domestic and international research and development for Baxter Healthcare Corp., (NYSE:BAX), Dr. Olderman directed technical programs for surgical, medical, home health care, and industrial market segments including programs for wound management. From 1978 to 1985, as vice president for research and development for the Convertors Division of American Hospital Supply prior to its acquisition by Baxter, he led product development and made material changes in a program that helped to increase market share from 30% to 45% of a $750 million market. He also handled quality assurance, business planning and market research. From 1972 to 1978, as vice president for research and development and director of Surgikos, Inc., a subsidiary of Johnson & Johnson, (NYSE:JNJ), he built technical organization to support the company's goals and entered the additional market of extracorporeal products. He led the development of products for the surgical line including package development, clinical research, regulatory compliance and quality assurance. From 1961 to 1964, he served as a Senior Scientist in the Hospital Division of J & J, assigned to wound care dressings and absorbent products. Dr. Olderman received a B.S. in Chemistry from Rensselaer Polytechnic Institute in Troy, New York in 1958. He also earned an M.S. in Physical Chemistry in 1972, and a Ph.D. in Physical Chemistry in 1973 from Seton Hall University in South Orange, New Jersey.

         Gregory S. Schultz, Ph.D. was appointed to his position in July 2000. Since July 1989 he has served as a Professor of Obstetrics/Gynecology in the College of Medicine and researcher at the University of Florida in Gainesville. From 1986 to 1988, Dr. Schultz served as principal investigator for U.S. Army Medical Research Contracts. Dr. Schultz previously was an Associate Professor of Ophthalmology and Associate Professor of Biochemistry at University of Louisville School of Medicine. Dr. Schultz earned a doctorate in biochemistry from Oklahoma State University and a postdoctoral fellowship in cell biology at Yale University. His specialty is the development of growth factors for the wound healing process. Growth factors are those elements that speed the healing processes. He also serves as Quick-Med's principal investigator and has been a principal investigator on 20 research grants since 1980.

         Michael D. Karsch was appointed Director, General Counsel and Secretary in July 2000. Since November 2001, Mr. Karsch has been a partner with Sachs, Sax & Klein, P.A., a Boca Raton, Florida law firm. From May to November 2001, Mr. Karsch was a Managing Director of MCG Partners, Inc., a merchant banking firm. From June 2000 to April 2001, Mr. Karsch was a Vice President and General Counsel of MerchantOnline.com, Inc., a provider of secure online transactions. In October 2001, MerchantOnline filed for bankruptcy under Chapter 11 of the US Bankruptcy Code. From June 1998 to June 2000, he was a partner for Broad & Cassel, a Boca Raton, Florida law firm. From May 1997 to May 1998, he was a partner with the law firm of Bernstein & Wasserman in Boca Raton, Florida. From June 1996 to March 1997, he served as general counsel for U.S. Diagnostic, Inc., a health care management company in West Palm Beach, Florida. From August 1990 to June 1996, he was a partner with the law firm of Bachner, Talley, Polevoy and Misher in New York. From 1986 to 1990, he was an associate with the law firm of Skadden, Arps, Slate, Meagher & Flom in New York. He earned a B.S., graduating cum laude from The Wharton School of the University of Pennsylvania in 1982, and earned a J.D. from the University of Pennsylvania Law School in 1985.

         Peter Barton Hutt was elected a Director in April 2002. Since 1975 he has been a partner of Covington & Burling, a Washington, DC based law firm, where he specializes in food and drug law and trade association law. He is a member of the Institute of Medicine of the National Academy of Sciences, and has served on the IOM Executive Committee. Mr. Hutt serves on a wide variety of academic and scientific advisory boards and on the boards of directors of CV Theraputics, Inc. and several private companies. Mr. Hutt has served on the IOM Roundtable for the Development of Drugs and Vaccines Against AIDS, the Advisory Committee to the Director of the National Institutes of Health, the National Academy of Sciences Committee on Research Training in the Biomedical and Behavioral Sciences, the NIH Advisory Committee to Review the Guidelines for Recombinant DNA Research, the National Committee to Review Current Procedures for Approval of New Drugs for Cancer and AIDS established by the President's Cancer Panel of the National Cancer Institute at the request of former President Bush, and five (5) Office of Technology Assessment advisory panels. Mr. Hutt has twice been a councilor of the Society for Risk Analysis and is presently Legal Counsel to the Society as well as the American College of Toxicology. From 1971 to 1975, he was Chief Counsel for the Food and Drug Administration. He earned a B.A., magna cum laude from Yale University in , a LL.B. from Harvard University in 1959 and an LL.M. from New York University in 1960.

         Gerard Bencen was appointed Executive Vice President, Intellectual Property and Director of Lab Operations in May 2002. From June 2001 to May 2002 he was General Counsel to Regeneration Technologies. Mr. Bencen is a patent attorney and has worked with intellectual property issues since 1989. He was formerly a patent attorney and patent agent for Merck & Company, Inc., and other companies, and was previously a staff biochemist at Merck. He has also run his own private practice from June 1997 to June 2001.

         The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing board are filled by majority vote of the remaining directors. Our officers serve at the will of the board. There are no family relationships between any executive officer and director.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         To QMT's knowledge, based solely on a review of the copies of such reports furnished to QMT and on representations that no other reports were required, all reports were timely filed during fiscal 2002 as required under
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

         David S. Lerner is currently paid at an annual rate of $128,441 per year, Michael D. Karsch is currently paid at an annual rate of $24,000 per year, Gerard Bencen is currently paid at an annual rate of $125,000 per year and Gregory Schultz is paid $15,000 per year. Quick-Med's other officers have agreed to act without cash compensation until authorized by the board, which is not expected to occur until Quick-Med has generated revenues from operations or has obtained sufficient capital. The officers or directors are not otherwise accruing any compensation under any agreement with Quick-Med. The officers and directors have been granted stock options for past services, as set forth below.

Summary Compensation Table

                              Annual Compensation                  Long Term Compensation
                              -------------------                  ----------------------
Name                 Year        Title           Salary         Restricted      Securities
----                 ----        -----           ------         Stock           Underlying
                                                                Awards          Options/SARs
                                                                    ($)              (#)

David S. Lerner      2002      President      $ 69,767 (1)
                     2001                     $128,441 (1)          --             125,000
                     2000                     $ 45,000              --             250,000

(1) Includes $3,441 for life and health insurance in 2001 and $1,445 in 2002 and $5,822 for reimbursement of automobile expenses in 2002.

         No cash compensation was paid prior to 2000. No retirement, pension or insurance programs or other similar programs have been adopted for Quick-Med's employees. A stock option plan has been approved by Quick-Med's board, and 1,140,000 options to purchase common stock have been granted to officers, directors and consultants under the plan in 2002. All 2002 options have an exercise price equal to 75% of the closing bid price for the first 30 days of trading in the common stock, which commenced September 6, 2002, with the exception of Peter Barton Hutt, whose options are at 25% of such price. A total of 840,000 options were issued in 1999, 2000 and 2001.

Compensation of Directors

         We do not currently pay any cash compensation to our directors. The only compensation has been options. During the period ended June 30, 2002, the following options were granted to directors:

                  Name                       Options
                  ----                       -------
                  David Lerner               125,000
                  Michael Granito            200,000
                  Paul Cerjan                 40,000
                  George Friel               100,000
                  Peter Barton Hutt          150,000
                  Michael Karsch              75,000
                  Jerry Olderman             200,000
                  Greg Schultz               100,000

         The exercise price of all options except for Mr. Hutt is equal to 75% of the average closing bid for the first 30 days of trading. The exercise price of Mr. Hutt's options is equal to 25% of the average closing bid for the first 30 days of trading

Option/SAR Grants in Last Fiscal Year

Name              Number of         Percent of           Exercise Or Base      Expiration Date
                  Securities        Total Options/       Price
                  Underlying        SARs Granted To      ($/Sh)
                  Options/SARs      Employees In
                  Granted (#)       Fiscal Year

David Lerner      125,000           12.6%                (1)                   1/15/07

(1) Exercise price is equal to 75% of the average closing bid for the first 30 days of trading.


Aggregated Option/SAR Exercises In Last Fiscal Year And FY-End Option/SAR Values

---------------------------------------------------------------------------------------------
 Name                Shares              Value           Number Of             Value Of
                     Acquired On         Realized        Securities            Unexercised
                     Exercise (#)        ($)             Underlying            In-The-Money
                                                         Unexercised           Options/SARs
                                                         Options/SARs          At FY-End ($)
                                                         At FY-End (#)         Exercisable/
                                                         Exercisable/          Unexercisable
                                                         Unexercisable
---------------------------------------------------------------------------------------------
 David Lerner             0                  0           291,666/83,334            $0/$0
---------------------------------------------------------------------------------------------

Employment contracts and termination of employment and change in control arrangements.

         In May 2002, we entered into an employment letter with Gerard Bencen to serve as Executive Vice President in charge of Intellectual Property and Gainesville Operations. His annual compensation is $125,000 and 100,000 options with an exercise price equal to 75% of the average closing bid for the first 30 days of trading. An additional 50,000 options will be granted on the first and second anniversary of his employment. If his employment is terminated without cause, Mr. Bencen will receive a severance payment equal to three months salary and an additional month for each year of service.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables disclose information concerning ownership of common stock by officers, directors and holders of 5% or more of our common stock. Our currently outstanding shares of common stock, for purposes of these calculations, are calculated based on information available as of September 15, 2002 and include both currently outstanding securities and securities which a named person has a right to acquire within 60 days following the date of this report.

                Directors, Officers and 5% Stockholders         Shares Beneficially Owned
               -----------------------------------------       ---------------------------
                                                                  Number          Percent
                                                                  ------          -------
               David Lerner                                    4,329,666 (1)       33.5%

               Michael Granito, Ph.D.                          3,269,167 (2)       25.0%

               Ret. Lt. Gen. Paul Cerjan                         703,333 (3)        5.3%

               Ret. Maj. Gen. George Friel                       453,333 (4)        3.2%

               Gerald M. Olderman, Ph.D.                         486,667 (5)        3.2%

               Gregory Schultz, Ph.D.                            723,333 (6)        5.3%

               Michael Karsch                                    175,000 (7)        1.1%

               Peter Barton Hutt                                 150,000 (8)

               Euro Atlantic Capital Corporation (9)             700,000            5.5%
               777 East Atlantic Avenue, Suite Z170
               Del Ray Beach, FL 33483

               All Quick-Med directors and officers as a      10,290,499           76.4%
               group (7 persons)

         (1) Includes 291,666 shares issuable upon the exercise of options exercisable within 60 days.

         (2) Includes 81,667 shares issuable upon the exercise of options exercisable within 60 days.

         (3) Includes 28,333 shares issuable upon the exercise of options exercisable within 60 days.

         (4) Includes 48,333 shares issuable upon the exercise of options exercisable within 60 days.

         (5) Includes 81,667 shares issuable upon the exercise of options exercisable within 60 days.

         (6) Includes 48,333 shares issuable upon the exercise of options exercisable within 60 days.

         (7) Includes 40,000 shares issuable upon the exercise of options exercisable within 60 days.

         (8) Includes 50,000 shares issuable upon the exercise of options exercisable within 60 days

         (9) Euro Atlantic Capital Corporation, is owned by Reginald Gilmore, Kenneth Faulkner and Andrew Phillips.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At December 31, 2000 and 2001 and June 30, 2002, Quick-Med had a note payable of $23,710 for funds advanced from Think Tank Associates, Inc., a company owned by our President, David S. Lerner. The note bears interest at 6.0% and the maturity date has been extended to December 31, 2002.

         At December 31, 2000, Quick-Med had another note payable of $150,000 for funds advanced from Michael R. Granito, our Chairman. The note was short term and bore interest at 6.0%. An additional $110,000 was advanced through March 2001. In March 2001, these loans were converted into 260,000 shares of Quick-Med common stock at an effective conversion rate of $1.00 per share. From April 2001 through January 2002, Mr. Granito advanced an additional $565,000 to Quick-Med, all of which is currently outstanding. In January 2002, Mr. Granito, who has loaned Quick-Med approximately $825,000, and Quick-Med entered into a revolving note agreement that provides for him to loan Quick-Med up to $750,000, including the outstanding $565,000. The agreement provides that the outstanding balance is convertible into common stock at $1.00 per share at Mr. Granito's option. These funds will be available until Quick-Med is able to raise sufficient funds from third parties. The agreement also extended the maturity date to December 31, 2002.

         Messrs. Lerner and Granito are deemed to be the promoters of Quick-Med. Mr. Lerner received 4,273,000 shares and Mr. Granito 2,930,000 shares for founding Quick-Med. There have not been any other transactions with promoters.

         Other than the relationships with the University of Florida, no officer or director has any relationship with any company or entity that will be working on developing Quick-Med's technology or patents.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit Number    Description
--------------    -----------

2.1 Merger Agreement dated March 19, 2001 between Above Average Investments Ltd. and Quick-Med Technologies, Inc. (1)
2.2               Amendment to Merger Agreement (1)
3.1               Articles of Incorporation (1)
3.2               Bylaws (1)
10.1              Quick-Med's MMP License Agreement (1)
10.2              Quick-Med Stock Option Plan (1)
10.3 Cooperative Research and Development Agreement with the US Army Medical Research Institute of Chemical Defense (1)
10.4              Financing Agreement with Euro Atlantic Capital Corporation (1)
10.5              Consulting Agreement-Gregory Schultz (1)
10.5.1            Consulting Agreement-Christopher T. Batich (1)
10.5.2            Consulting Agreement-Bruce Mast (1)

10.5.3            Consulting Agreement-William Toreki (1)
10.6              Note issued to Michael Granito by Quick-Med (1)
10.7              Employment Agreement with Gerard Bencen (1)
10.8              Research and Development Agreement with Collaborative (1)
99.3              Assignment of Patent for Wound Care (1)
99.4              Assignment of Patent for Mustard Gas (1)
99.5              Assignment of Patent for Anti-wrinkle cream (1)
99.6              Certifications


         (1) Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

(b)  Reports on Form 8-K

A Report on Form 8-K was filed as of February 25, 2002 reporting the completion of the acquisition of Quick-Med Technologies, Inc. by Above Average Investments, Ltd. and the changing of the Company's name to Quick-Med Technologies, Inc.

A Report on Form 8-K as of March 24, 2002 reporting a change in the Company's fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUICK MED TECHNOLOGIES, INC.

Date: October 14, 2002                 By: /s/ DAVID LERNER
                                           -------------------------------------
                                           David Lerner, President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                  Title                                 Date
       ---------                                  -----                                 ----

/s/ DAVID LERNER              President and Director (Acting Chief                October 14, 2002
----------------------        Financial and Accounting Officer)
David Lerner

/s/ MICHAEL R. GRANITO        Chairman of the Board                               October 14, 2002
----------------------
Michael R. Granito

/s/ PAUL G. CERJAN            Vice-President, Worldwide Military Affairs          October 14, 2002
----------------------        and Director
Paul G. Cerjan

/s/ GREGORY S. SCHULTZ        Vice President, Clinical Laboratory Research        October 14, 2002
----------------------        and Development and Director
Gregory S. Schultz

/s/ GEORGE E. FRIEL           Vice President, Military Research &                 October 14, 2002
----------------------        Development and Director
George E. Friel

/s/ GERALD M. OLDERMAN        Vice-President, Commercial Research and             October 14, 2002
----------------------        Development and Director
Gerald M. Olderman

/s/ MICHAEL D. KARSCH         Director, General Counsel and Secretary             October 14, 2002
----------------------
Michael D. Karsch

/s/ PETER BARTON HUTT         Director                                            October 14, 2002
----------------------
Peter Barton Hutt

                                TABLE OF CONTENTS
                                -----------------


Independent Auditor's Report...................................................1


Financial Statements:

 Balance Sheets as of June 30, 2002 and December 31, 2001......................2

 Statements of Operations for the six months ended June 30, 2002 and 2001
  (unaudited) and for the years ended December 31, 2001 and 2000...............3

 Statements of Changes in Stockholders' Deficit for the six months ended
  June 30, 2002 and 2001 (unaudited) and for the years ended
  December 31, 2001 and 2000...................................................4

 Statements of Cash Flows for the six months ended June 30, 2002 and 2001
  (unaudited) and for the years ended December 31, 2001 and 2000.............5-6


Notes to Financial Statements...............................................7-16

Michael I. Daszkal, CPA, P.A.                     2401 N.W. Boca Raton Boulevard
Jeffrey A. Bolton., CPA, P.A.                               Boca Raton, FL 33431
Timothy R. Devlin, CPA, P.A.                                     t: 561.367.1040
Michael S, Kridel, CPA, P.A.                                     f: 561.750.3236
Marjorie A, Horwin, CPA, P.A.                              www.daszkalbolton.com

           [graphic omitted]       DaszkalBolton LLP
                              ----------------------------
                              CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Quick-Med Technologies, Inc.


We have audited the accompanying balance sheets of Quick-Med Technologies, Inc. as of June 30, 2002 and December 31, 2001, and the related statements of operations, changes in stockholders' deficit and cash flows for the six months ended June 30, 2002 and for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2002 and December 31, 2001, and the results of its operations and its cash flows for the six months ended June 30, 2002 and for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the six months ended June 30, 2002 and for the years ended December 31, 2001 and 2000, and has a net capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ DASZKAL BOLTON LLP
                                       -----------------------------------------

Boca Raton, Florida
September 16, 2002

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AT JUNE 30, 2002 AND DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                                            June 30,      December 31,
                                                                              2002            2001
                                                                          ------------    ------------
Current assets:
   Cash                                                                   $     11,556    $          -
                                                                          ------------    ------------

Property and equipment, net                                                      2,738           1,807
                                                                          ------------    ------------
Other assets:
   Deposits                                                                      1,117             847
   Intangible asset, net                                                       349,761         364,521
                                                                          ------------    ------------
          Total other assets                                                   350,878         365,368
                                                                          ------------    ------------
          Total assets                                                    $    365,172    $    367,175
                                                                          ============    ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Accounts payable                                                       $    387,453    $    178,984
   Accrued expenses                                                             21,122          12,837
   Accrued interest on note payable - officer/director                          37,155          17,813
   License payable                                                             160,000         160,000
   Loan payable - Euro Atlantic Capital                                        400,000         150,000
   Note payable - officer/director                                             665,000         565,000
   Shareholder loans payable                                                     9,300           9,300
   Due to affiliate/shareholder                                                 26,191          26,191
                                                                          ------------    ------------
          Total current liabilities                                          1,706,221       1,120,125
                                                                          ------------    ------------
Stockholders' deficit:
   Common stock, $0.0001 par value; 100,000,000
     authorized shares; 12,767,500 and 10,260,000
     shares issued and outstanding at June 30, 2002
     and December 31, 2001, respectively                                         1,277           1,026
   Additional paid-in capital                                                2,524,781       2,266,548
   Outstanding stock options                                                    65,800           8,550
   Accumulated deficit                                                      (3,932,907)     (3,029,074)
                                                                          ------------    ------------
          Total stockholders' deficit                                       (1,341,049)       (752,950)
                                                                          ------------    ------------
          Total liabilities and stockholders' deficit                     $    365,172    $    367,175
                                                                          ============    ============

                See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
-----------------------------------------------------------------------------------------------------

                                                           (UNAUDITED)
                                             Six Months     Six Months
                                               Ended          Ended       Year Ended     Year Ended
                                              June 30,       June 30,     December 31,   December 31,
                                                2002           2001           2001           2000
                                            ------------   ------------   ------------   ------------
Sales                                       $          -   $          -   $          -   $          -

Cost of sales                                          -              -              -              -
                                            ------------   ------------   ------------   ------------

Gross profit                                           -              -              -              -

Expenses:
  General and administrative expenses            289,333        260,663        438,001        249,882
  Research and development                       120,658         76,234        170,935         42,000
  Depreciation and amortization                   20,526         19,570         39,459         16,444
  Stock-based compensation                       445,276              -      1,827,000              -
                                            ------------   ------------   ------------   ------------
Total expenses                                   875,793        356,467      2,475,395        308,326
                                            ------------   ------------   ------------   ------------

Loss from operations                            (875,793)      (356,467)    (2,475,395)      (308,326)
                                            ------------   ------------   ------------   ------------
Other income (expense):
  Interest expense                               (28,040)        (9,061)       (27,969)        (5,577)
                                            ------------   ------------   ------------   ------------

Loss before income taxes                        (903,833)      (365,528)    (2,503,364)      (313,903)
                                            ------------   ------------   ------------   ------------

Provision (benefit) for income taxes                   -              -              -              -
                                            ------------   ------------   ------------   ------------

Net loss                                    $   (903,833)  $   (365,528)  $ (2,503,364)  $   (313,903)
                                            ============   ============   ============   ============


Net loss per share (basic and diluted)      $      (0.07)  $      (0.04)  $      (0.25)  $      (0.03)
                                            ============   ============   ============   ============

Weighted average common
  shares outstanding                          12,118,223     10,000,000     10,207,288      9,783,426
                                            ============   ============   ============   ============

                See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2002
AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------------------------

                                                  Common Stock            Additional
                                           ---------------------------      Paid-In      Accumulated   Outstanding
                                              Shares         Amount         Capital        Deficit    Stock Options       Total
                                           ------------   ------------   ------------   ------------  -------------   ------------
Balance, December 31, 1999                    9,605,500   $        960   $    154,289   $   (211,807)  $          -   $    (56,558)
Stock issued for services                       230,000             23         11,477              -              -         11,500
Stock issued for license agreement              160,000             16          7,984              -              -          8,000
Stock issued for cash                             4,500              1          2,998              -              -          2,999
Stock options granted for license
 and consulting                                       -              -              -              -          8,550          8,550
Net loss, December 31, 2000                           -              -              -       (313,903)             -       (313,903)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2000                   10,000,000          1,000        176,748       (525,710)         8,550       (339,412)
Stock-based compensation                              -              -      1,827,000              -              -      1,827,000
Stock issued in debt conversion                 260,000             26        262,800              -              -        262,826
Net loss, December 31, 2001                           -              -              -     (2,503,364)             -     (2,503,364)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2001                   10,260,000          1,026      2,266,548     (3,029,074)         8,550       (752,950)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Stock issued for services                         7,500              1         29,999              -              -         30,000
Stock-based compensation                              -              -        358,026              -              -        358,026
Stock acquired on merger                      3,000,000            300       (111,562)             -              -       (111,262)
Stock repurchased and retired on merger        (500,000)           (50)       (24,950)             -              -        (25,000)
Liabilities paid by Euro Atlantic Capital             -              -          6,720              -              -          6,720
Stock options granted for services                    -              -              -              -         57,250         57,250
Net loss, June 30, 2002                               -              -              -       (903,833)             -       (903,833)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2002                       12,767,500   $      1,277   $  2,524,781   $ (3,932,907)  $     65,800   $ (1,341,049)
                                           ============   ============   ============   ============   ============   ============

                See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
---------------------------------------------------------------------------------------------------------------

                                                                      (UNAUDITED)
                                                       Six Months      Six Months
                                                         Ended           Ended      Year Ended     Year Ended
                                                        June 30,        June 30,    December 31,   December 31,
                                                          2002            2001          2001           2000
                                                      ------------   ------------   ------------   ------------
Cash flows from operating activities:
   Net loss                                           $   (903,833)  $   (365,528)  $ (2,503,364)  $   (313,903)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                         20,526         19,569         39,459         16,444
      Common stock issued for services                      30,000              -              -         11,500
      Stock options granted for services                    57,250              -              -            550
      Stock-based compensation                             358,026              -      1,827,000              -
      Liabilities paid by a shareholder                      6,720              -              -              -
   Changes in assets and liabilities net
    of effects from merger:
      (Increase) decrease in deposits                         (270)         6,020          5,173         (6,020)
      Increase (decrease) in:
         Accounts payable                                  (27,794)        84,740        104,796         57,538
         Accrued expenses                                    8,286            (39)       (32,178)        24,705
         Accrued interest                                   19,342              -         14,814          2,998
         Due to affiliate                                        -         (5,610)           857          4,473
                                                      ------------   ------------   ------------   ------------
Net cash used by operating activities                     (431,747)      (260,848)      (543,443)      (201,715)
                                                      ------------   ------------   ------------   ------------
Cash flows from investing activities:
   License payable                                               -              -       (100,000)      (100,000)
   Purchase of fixed assets                                 (2,374)             -              -              -
   Cash acquired in merger                                 125,000              -              -              -
   Patents                                                  (4,323)       (18,936)       (36,670)        (5,651)
                                                      ------------   ------------   ------------   ------------
Net cash used by investing activities                      118,303        (18,936)      (136,670)      (105,651)
                                                      ------------   ------------   ------------   ------------
Cash flows from financing activities:
   Issuance of common stock, net                                 -              -              -          3,000
   Repurchase common stock on merger                       (25,000)             -              -              -
   Increase in notes payable                               250,000              -              -        150,000
   Increase in notes payable - officer/director            100,000        290,000        675,000        150,000
   Increase in notes payable - officer/director                  -              -              -          9,300
                                                      ------------   ------------   ------------   ------------
Net cash provided by financing activities                  325,000        290,000        675,000        312,300
                                                      ------------   ------------   ------------   ------------

Net increase (decrease) in cash                             11,556         10,216         (5,113)         4,934
Cash at beginning of period                                      -          5,113          5,113            179
                                                      ------------   ------------   ------------   ------------
Cash at end of period                                 $     11,556   $     15,329   $          -   $      5,113
                                                      ============   ============   ============   ============

                See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
---------------------------------------------------------------------------------------------------------------

                                                                     (UNAUDITED)
                                                       Six Months     Six Months
                                                         Ended          Ended       Year Ended     Year Ended
                                                        June 30,       June 30,     December 31,   December 31,
                                                          2002           2001           2001           2000
                                                      ------------   ------------   ------------   ------------
Supplementary Information:
--------------------------

   Cash paid for:
      Interest                                        $          -   $          -   $          -   $          -
                                                      ============   ============   ============   ============
      Income taxes                                    $          -   $          -   $          -   $          -
                                                      ============   ============   ============   ============
   Non-cash disclosures of investing and
    financing activities:
      License fee and related payable                 $          -   $    260,000   $          -   $    260,000
                                                      ============   ============   ============   ============
      Common stock issued for license                 $          -   $      8,000   $          -   $      8,000
                                                      ============   ============   ============   ============
      Stock options granted to consultant             $     57,250   $      8,550   $          -   $      8,550
                                                      ============   ============   ============   ============
      Conversion of debt to equity                    $          -   $          -   $    262,826   $          -
                                                      ============   ============   ============   ============

                See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

Above Average Investments was incorporated on April 21, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, Above Average never commenced any other operational activities. In November 2000, Above Average completed an initial public offering of 2,500,000 shares of common stock at a price of $.05 per share using a Registration Statement that became effective with the SEC on September 19, 2000. In March 2001, Above Average executed an agreement with Quick-Med to acquire all of Quick-Med's issued and outstanding shares of capital stock in exchange for 10,260,000 shares of our common stock. The merger was completed in February 2002 and our name was changed to Quick-Med Technologies, Inc.

The Company specializes in the research and development of biomedical products and devices for antibacterial applications. The Company conducts research efforts or collaborates with third parties as necessary to develop products and administer the patent process. The Company does not expect to produce nor directly market its products. Instead, it intends to rely on outside organizations for those activities.

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

In March 2002, the Board of Directors approved the Company's change of year-end from December 31 to June 30.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash Equivalents
----------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2002 and December 31, 2001.

Use of Estimates
----------------

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock Compensation
------------------

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards, under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25. The Company accounts for stock options granted to consultants under SFAS 123.

Intangible Assets
-----------------

The cost of obtaining license agreements along with the costs to defend the patents underlying the license agreements are capitalized and are amortized using the straight-line method over the estimated useful lives of the underlying patents. The costs of obtaining and maintaining new patents are capitalized and amortized using the straight-line method over the estimated useful lives of the patents. The cost of patents in process is not amortized until the patent is issued.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method over the expected useful lives of the assets.

Earnings Per Share
------------------

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

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

New Accounting Pronouncements
-----------------------------

In July 2001, FASB issued SFAS 143, Accounting for Asset Retirement obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB approved the issuance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 requires the use of one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The requirements of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of the FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of FASB No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of FASB 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces Issue 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The Company believes that the ongoing application of these Statements will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The Company's financial instruments are accounts payable and notes payable. The approximate fair value of the accounts payable is based on its short-term nature. The recorded value of the notes payable approximates its fair value based on its short-term nature and the interest approximates the market rate.


NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at June 30, 2002 and December 31, 2001:

                                                   June 30,      December 31,
                                                     2002            2001
                                                 -----------     -----------

         Computer equipment                      $     6,418     $     4,044
         Less: accumulated depreciation               (3,680)         (2,237)
                                                 -----------     -----------
             Net property and equipment          $     2,738     $     1,807
                                                 ===========     ===========

Depreciation expense for the periods ended June 30, 2002 and December 31, 2001 was $1,443 and $1,294, respectively.


NOTE 5 - INTANGIBLE ASSETS
--------------------------

License Agreement
-----------------

The license agreement with two inventors for the worldwide rights to the MMP inhibitors and uses thereof, commenced on September 13, 2000. The license agreement transfers to the Company the technology that is the subject of issued patents as well as pending patent applications, which were filed by the original inventors. The licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents or the license agreement. The U.S. patents expire beginning November 2007 through November 2016 and the international patents expire on November 21, 2011. Accumulated amortization for the periods ended June 30, 2002 and December 31, 2001 was $72,883 and $53,800 respectively.

The Company assesses whether its intangible assets are impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated as the estimated fair value of the assets.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS, continued
-------------------------------------

Under the terms of the license agreement, the Company paid $200,000 and granted 160,000 shares of common stock valued at $0.05 per share and granted 160,000 stock options. The stock options are valued at the estimated minimum value in accordance with SFAS 123 of $8,000. In order to maintain the exclusive rights to the licenses, the agreements require total payments of $260,000 by September 2003 if certain milestones regarding the proof-of-concept and development of a prototype are completed. If a milestone is not met by the third anniversary of the agreement, the Company shall pay each inventor $25,000 per year until all such milestones are completed. The Company has determined that the likelihood of meeting the milestones is greater than not, and the Company recorded the license payable of $260,000. At June 30, 2002, the balance due under the license agreement is $160,000.

As additional compensation to the licensors, the Company will pay a royalty on the Company's net sales of licensed products. The royalty rate is 2% on the first $1,500,000 of applicable quarterly revenue and 1.5% of sales above $1,500,000. For each sublicense the Company grants, the licensors will be paid 3% of the up-front licensing fee, limited to $100,000. The University of Florida Research Foundation ("University") may have some rights with respect to the use of patents and the Company is in the process of negotiating with the University the extent of these rights.

New Patents
-----------

During 2002, the Company filed three new patent applications relating to three new projects: combination cosmetic cream, NIMBUS treatment of lumber, and antimicrobial and antiproteolytic wound dressing and method. The capitalized costs to date of these three new patent applications are $1,996. The termination dates for patents resulting from these applications are March 27, 2022, April 22, 2022, and July 31, 2022 respectively.

During 2001, the Company filed three new patent applications relating to three projects: wound dressings, anti aging and vesicant wounds. The capitalized costs to date of these three patent applications are $38,997. This amount will be amortized over the estimated useful lives of the new patents upon granting of the patents. The termination dates for the patents resulting from these applications are December 8, 2019, June 29, 2021 and September 25, 2022.

                                    June 30, 2002               December 31, 2001
                             ---------------------------   ---------------------------
                                Gross       Accumulated       Gross       Accumulated
                                Amount      Amortization      Amount      Amortization
                             ------------   ------------   ------------   ------------
Amortized Intangible Assets
---------------------------

    License agreement        $    381,651   $    (72,883)  $    381,651   $    (53,800)
    Patents in process             40,993              -         36,670              -
                             ------------   ------------   ------------   ------------
Total                        $    422,644   $    (72,883)  $    418,321   $    (53,800)
                             ============   ============   ============   ============

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS, continued
-------------------------------------

                                                  June 30, 2002                December 31, 2001
                                            ---------------------------   ---------------------------
                                               Gross       Accumulated       Gross       Accumulated
Aggregate Amortization Expense                 Amount      Amortization      Amount      Amortization
------------------------------              ------------   ------------   ------------   ------------
For the six months ended June 30, 2002      $     19,083
                                            ============
For the year ended December 31, 2001                                      $     38,165
                                                                          ============

Estimated Amortization Expense                 Amount
------------------------------              ------------

For the year ended June 30, 2003            $     38,165
                                            ============
For the year ended June 30, 2004            $     38,165
                                            ============
For the year ended June 30, 2005            $     38,165
                                            ============
For the year ended June 30, 2006            $     38,165
                                            ============
For the year ended June 30, 2007            $     38,165
                                            ============

Patents in process will be amortized when the patents are issued. As of June 30, 2002, management cannot estimate when that date will be. Therefore, the estimates above do not include amortization for patents in process.


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

On November 25, 2001 the Company granted the option to convert all of the notes payable - officer/director and affiliate loans payable plus accrued interest into common stock at $1.00 per share, subject to adjustments in case of stock splits and other recapitalization. As of December 31, 2001, the amount of the notes payable to the chairman and the affiliate of $565,000 and $26,191 respectively, plus accrued interest, totaled approximately $609,000 and were convertible into approximately 609,000 common shares. The Company recognized $1,827,000 in compensation expense during 2001 as a result of the granting of the conversion privilege. At June 30, 2002 the amount of the notes payable to the chairman and the affiliate of $665,000 and $26,191 respectively, plus accrued interest, totaled $728,346 and are convertible into approximately 728,000 common shares.

In January 2002, the Company's short term note payable to the chairman was converted into a line of credit of up to $750,000 at an interest rate of 6% due July 1, 2003. During 2002, the Company received $100,000 from the chairman as part of that agreement. The Company recognized $358,026 in additional compensation expense during the six months ended June 30, 2002 as a result of the conversion privilege. As of June 30, 2002, no conversions into common stock have taken place.

On February 28, 2001, the Company agreed to convert original notes totaling $260,000 (not part of the new loan of $665,000) plus accrued interest of $2,826, into 260,000 shares of common stock. The principal shareholder and the Company agreed to a negotiated value of approximately $1 for one share conversion ratio.

At June 30, 2002 and December 31, 2001, the Company had a note payable of $26,191, for funds advanced from an affiliated company through common ownership. The note bears interest at 6% and will mature on December 31, 2002.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

At June 30, 2002 and December 31, 2001, the Company had a note payable to a relative of the President in the amount of $9,300. The note bears interest at 6.0% and has a maturity date of December 31, 2002.

At June 30, 2002 and December 31, 2001 and 2000, the Company paid $3,450, $6,375 and $2,250 respectively in rent to the President for the sub-lease of office space. The sub-lease is for a period of one year and expires in July 2003.


NOTE 7 - STOCKHOLDERS' DEFICIT
------------------------------

As a result of the merger with Above Average Investments, Ltd on February 25, 2002, the Company's authorized common stock increased to 100,000,000 from an original 15,000,000 shares.

2002
----

In April 2002, the Company issued 7,500 shares of common stock for consulting services. The Company recorded $30,000 ($4.00 per share) in compensation expense.

2001
----

In March 2001, the Company converted a $260,000 loan and $2,826 of accrued interest to an officer/director into 260,000 shares of common stock.

2000
----

During the year ended December 31, 2000, the Company issued 230,000 shares of common stock for consulting and legal services. The Company recorded $11,500 ($0.05 per share) in compensation expense.

On September 12, 2000, the Company issued 160,000 common shares in connection with the acquisition of the license agreement. These shares were valued at $0.05 per share.

During 2000, the Company sold 4,500 shares of its common stock for cash of $3,000 ($0.67 per share).


NOTE 8 - COMMITTMENTS
---------------------

The Company leases office space in Gainesville, Florida. The lease expires on March 14, 2004. Rent expense for the periods ended June 30, 2002 and December 31, 2001 was $6,051 and $3,389, respectively.

The following is a schedule of minimum future payments on the operating leases as of June 30, 2002:

                For The Years Ending June 30,
               -------------------------------
                            2003                      $     13,404
                            2004                             3,351
                            2005                                 -
                         Thereafter                              -
                                                      ------------
                           Total                      $     16,755
                                                      ============

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS
----------------------

The Company adopted a qualified equity incentive plan on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. During 2002 1,140,000 unqualified options were granted under the Plan. The exercise price for 990,000 and 150,000 of the options are 75% and 25%, respectively, of the average trading price of the Company's stock during the first 30 days after commencement of the stock trading on the Over the Counter ("OTC") Market. The vesting provisions for 100,000 of the options are immediate and the remainder of the 1,040,000 options are vested one third on January 15, 2002, one third on January 15, 2003, and one third on January 15, 2004. All the options expire five years after the grant date.

The Company has elected to account for the stock options granted to employees under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No.25, the difference between the option price and the fair value of the shares creates an additional stock option compensation expense which will be recorded in the income statement the next two fiscal years. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." During 2002, 50,000 options were granted to a consultant vesting over a three-year period. Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements. No options were granted to consultants in 2001 and 2000.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net loss for the periods ended June 30, 2002, December 31, 2001 and 2000 would have been increased by $1,436,050, $-0 and $-0-, respectively.

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

                      Risk-free interest rate            4.75%
                      Expected life (years)              5
                      Expected volatility                50%
                      Expected dividends                 None

A summary of options for the six months ended June 30, 2002 is shown below:

                                                       June 30, 2002
                                            -----------------------------------
                                                Number         Weighted-Average
                                               of Shares        Exercise Price
                                            ---------------     ---------------

Outstanding at beginning of period                  840,000     $          2.24
Granted                                           1,140,000                3.00
Exercised                                                 -                   -
Forfeited                                                 -                   -
                                            ---------------     ---------------
Outstanding at end of period                      1,980,000     $          2.68
                                            ---------------     ===============
Exercisable at end of period                      1,286,667
                                            ---------------
Available for issuance at June 30, 2002
  under the incentive Plan                        1,860,000
                                            ===============

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS, continued
---------------------------------

A summary of options for the years ended December 31, 2001 and 2000 is shown below:

                                                     December 31, 2001                      December 31, 2000
                                            -----------------------------------     -----------------------------------
                                                Number          Weighted-Average        Number          Weighted-Average
                                               of Shares         Exercise Price        of Shares         Exercise Price
                                            ---------------     ---------------     ---------------     ---------------
Outstanding at beginning of period                  840,000     $          2.24             625,000     $          2.00
Granted                                                   -                   -             215,000                2.93
Exercised                                                 -                   -                   -                   -
Forfeited                                                 -                   -                   -                   -
                                            ---------------     ---------------     ---------------     ---------------
Outstanding at end of period                        840,000     $          2.24             840,000     $          2.24
                                            ---------------     ===============     ---------------     ===============
Exercisable at end of period                        840,000                                 840,000
                                            ---------------                         ---------------
Available for issuance at end of period             840,000                                 840,000
                                            ===============                         ===============

At June 30, 2002, December 31, 2001 and December 31, 2000, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                            December 31,
                                                June 30,        -----------------------------------
                                                  2002                2001                2000
                                            ---------------     ---------------     ---------------
Net loss
    As reported                             $      (903,833)    $    (2,503,364)    $      (313,903)
                                            ===============     ===============     ===============
    Pro forma                                    (2,339,883)    $    (2,503,364)    $      (313,903)
                                            ===============     ===============     ===============
Loss per share
    As reported                             $         (0.07)    $         (0.25)    $         (0.03)
                                            ===============     ===============     ===============
    Pro forma                               $         (0.19)    $         (0.25)    $         (0.03)
                                            ===============     ===============     ===============


NOTE 10 - INCOME TAXES
----------------------

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

For income tax purposes, the Company has elected to capitalize start-up costs incurred during 1999 and 2000 totaling $357,989. The start-up costs will be amortized over sixty (60) months beginning in 2001. An analysis of the components of the (loss) before income taxes and the related income tax (benefit) is presented in the following tables. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES, continued
---------------------------------

The (provision) benefit for income taxes consists of the following:

                                                                        December 31,
                                                    June 30,    ---------------------------
                                                     2002           2001            2000
                                                 ------------   ------------   ------------
Current                                          $          -   $          -   $          -
Deferred                                                    -              -              -
                                                 ------------   ------------   ------------
                                                 $          -   $          -   $          -
                                                 ============   ============   ============


Deferred tax assets for June 30, 2002, December 31, 2001 and 2000 consist of the following:

                                                                        December 31,
                                                    June 30,    ---------------------------
                                                     2002           2001            2000
                                                 ------------   ------------   ------------
Deferred tax asset:
    Depreciation and amortization                $      1,303   $      1,079   $          -
    Tax benefit of capitalized start-up costs          94,298        107,769        122,298
    Stock based compensation                          843,768        687,500              -
    Net operating loss carry forward                  497,803        291,731         21,073
    Research tax credit                                 7,203              -              -
    Less:  valuation allowance                     (1,444,375)    (1,088,079)      (143,371)
                                                 ------------   ------------   ------------
Deferred tax asset                               $          -   $          -   $          -
                                                 ============   ============   ============

A reconciliation of income tax at the statutory rate to the Company's effective tax rates for the periods ended June 30, 2002, December 31, 2001 and 2000, is as follows:

                                                                        December 31,
                                                    June 30,    ---------------------------
                                                     2002           2001            2000
                                                 ------------   ------------   ------------
Federal income tax at statutory rate of 34%      $   (306,608)  $   (851,144)  $   (106,727)
State tax, net of federal benefit                     (32,735)       (90,796)        (8,416)
Other                                                 (16,953)        (2,768)       (28,228)
Valuation allowance                                   356,296        944,708        143,371
                                                 ------------   ------------   ------------
                                                 $          -   $          -   $          -
                                                 ============   ============   ============

The Company has a net operating loss carry forward of approximately $1,323,000 which will begin to expire in 2018.


NOTE 11 - NOTE PAYABLE - EURO ATLANTIC CAPITAL
----------------------------------------------

An original note payable to Euro Atlantic Capital Corp. ("Euro"), a merchant banker, of $150,000 (in 2001 and 2000) increased by $250,000 in 2002 to
$400,000, due to the interim financing agreement entered into in November 2001. Euro agreed to provide up to $500,000 of bridge financing at $50,000 per month for up to ten months, commencing in February 2002. The commitment will expire at such time as the company receives $2,000,000 of equity funding. The bridge financing is due February 7, 2003 or upon the first equity funding and carries a 6% annual interest rate and is guaranteed by the company's Chairman. If the company is unable to repay the bridge financing, Euro may convert the notes into

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - NOTE PAYABLE - EURO ATLANTIC CAPITAL, continued
---------------------------------------------------------

voting convertible preferred stock. The conversion ratio will be determined using the Company's book value on the date of the note. A default on the note may also result in Euro assuming control of the Company. As of October 11, 2002, Euro Atlantic has failed to deliver the $1 million of equity financing that was due on October 4, 2002. The Company has delivered a notice of default to Euro but is continuing negotiations to restructure the agreement.


NOTE 12 - GOING CONCERN
-----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative cash flows from operations and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the remainder of 2002, the Company will rely on funds provided by the note payable as described in Note 11 above and the line of credit described in Note 6 above. The Company's common stock began trading on September 4, 2002 on the OTC Bulletin Board and the Company intends to raise additional equity. The Company may also secure strategic partnerships or other joint ventures to either conduct its research or fund a portion of the expenses.


NOTE 13 - MERGER AGREEMENT
--------------------------

On March 19, 2001 the Company (QMT) entered into an agreement with Above Average Investments, Ltd. (AAI), a public blank check company, to acquire all of the issued and outstanding shares of capital stock of the Company in exchange for 10,260,000 shares of AAI's capital stock. For accounting purposes, the public shell merger was treated as a recapitalization of the Company. The value of the net assets of the Company after the public shell merger is the same as their historical book value.

On February 25, 2002, AAI and QMT shareholders reconfirmed their investment and closed on the original merger agreement. Therefore AAI issued 10,260,000 shares of its common stock in exchange for all the issued and outstanding stock of QMT. Prior to the closing, under the merger agreement, AAI had a total of 3,000,000 shares issued and outstanding, of which 500,000 shares were repurchased and cancelled on April 8, 2002 for an originally agreed amount of $25,000.

As of June 30, 2002 the merged Company now has 12,767,500 issued and outstanding shares of common stock of which 10,267,500 shares, or approximately 80% are owned by persons who were previously shareholders of QMT. Persons who were previously shareholders of AAI own a total of 2,500,000 shares or approximately 20% of the issued and outstanding common stock. Prior to the closing of the merger agreement, the shareholders of AAI adopted Restated and Amended Articles of Incorporation changing the name of AAI to Quick-Med Technologies, Inc.


NOTE 14 - SUBSEQUENT EVENT
--------------------------

In August 2002, the Company entered into a product development and distribution agreement with The Collaborative Group ("Collaborative") to further develop a cosmetic product. The agreement provides that Collaborative will provide product development, manufacturing and distribution services. Quick-Med is required to pay $125,000 in October 2002 and $108,333 at the end of the following three quarters. Collaborative will conduct its work pursuant to a workplan agreed to by the parties. If product development is successful, Collaborative has the right to exercise exclusive U.S. distribution rights and the Company and Collaborative will share profits equally.