Form 10QSB
period 2002-09-30
QUICK MED TECHNOLOGIES INC
filed 2002-11-19
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB


 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

 [ ] Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________.

                         Commission file number 0-27545

                          QUICK-MED TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Nevada                              98-0204736
       -------------------------------              ----------------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]


Number of shares of common stock outstanding as of  November 5, 2002: 12,767,500

                                                                        Page No.
PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of September 30, 2002                    1

         Condensed Statements of Operations for the three-month
         periods ended September 30, 2002 and 2001                           2

         Condensed Statement of Changes in Stockholders' Deficit for
         the three months ended September 30, 2002 and 2001                  3

         Condensed Statements of Cash Flows for the three months ended
         September 30, 2002 and 2001                                         4

         Notes to Condensed Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    9

Item 3.  Controls and Procedures                                            14

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities                                              15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  15

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
================================================================================


                                     ASSETS
                                     ------
                                                                   September 30,
                                                                       2002
                                                                   ------------

Current assets:
   Cash                                                            $         --
                                                                   ------------

Property and equipment, net                                               2,417
                                                                   ------------

Other assets:
   Prepaid expenses,deposits                                             29,830
   Intangible asset, net                                                340,220
                                                                   ------------
          Total other assets                                            370,050
                                                                   ------------
          Total assets                                             $    372,467
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Accounts payable                                                $    416,017
   Accrued interest on note payable - officer/director                   76,533
   License payable                                                      160,000
   Loan payable - Euro Atlantic Capital                                 580,500
   Note payable - officer/director                                      725,000
   Shareholder loans payable                                              9,300
   Due to affiliate/shareholder                                          26,191
                                                                   ------------
          Total current liabilities                                   1,993,541
                                                                   ------------

Stockholders' deficit:
   Common stock, $0.0001 par value; 100,000,000
     authorized shares; 12,767,750 shares issued
     and outstanding                                                      1,277
   Additional paid-in capital                                         3,785,852
   Outstanding stock options                                             75,342
   Accumulated deficit                                               (5,483,545)
                                                                   ------------
          Total stockholders' deficit                                (1,621,074)
                                                                   ------------
          Total liabilities and stockholders' deficit              $    372,467
                                                                   ============


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
================================================================================


                                                       Three Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------

Sales                                             $         --     $         --

Cost of sales                                               --               --
                                                  ------------     ------------

Gross profit                                                --               --

Expenses:
     General and administrative expenses               162,724           90,590
     Research and development                           90,308           58,701
     Depreciation and amortization                       9,862            9,866
     Stock-based compensation                        1,269,488               --
                                                  ------------     ------------
Total expenses                                       1,532,382          159,157
                                                  ------------     ------------

Loss from operations                                (1,532,382)        (159,157)
                                                  ------------     ------------

Other income (expense):
     Interest expense                                  (18,256)            (724)
                                                  ------------     ------------

Loss before income taxes                            (1,550,638)        (159,881)
                                                  ------------     ------------

Provision (benefit) for income taxes                        --               --
                                                  ------------     ------------

Net loss                                          $ (1,550,638)    $   (159,881)
                                                  ============     ============


Net loss per share (basic and diluted)            $      (0.12)    $      (0.02)
                                                  ============     ============

Weighted average common
  shares outstanding                                12,767,500       10,260,000
                                                  ============     ============


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
================================================================================


                                                  Common Stock           Additional
                                            -------------------------     Paid-In     Accumulated    Outstanding
                                              Shares        Amount        Capital       Deficit     Stock Options     Total
                                            -----------   -----------   -----------   -----------    -----------   -----------
Balance, June 30, 2002                       12,767,500   $     1,277   $ 2,524,781   $(3,932,907)   $    65,800   $(1,341,049)
Stock-based compensation                             --            --     1,259,946            --             --     1,259,946
Stock options granted for consulting                                                                       9,542         9,542
Liabilities paid by Euro Atlantic Capital            --            --         1,125            --             --         1,125
Net loss, September 30, 2002                         --            --            --    (1,550,638)            --    (1,550,638)
                                            -----------   -----------   -----------   -----------    -----------   -----------
Balance, September 30, 2002                  12,767,500   $     1,277   $ 3,785,852   $(5,483,545)   $    75,342   $(1,621,074)
                                            ===========   ===========   ===========   ===========    ===========   ===========

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================


                                                         Three Months Ended
                                                           September 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
Cash flows from operating activities:
     Net loss                                        $(1,550,638)   $  (159,881)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
        Depreciation and amortization                      9,862          9,867
        Stock options granted for services                 9,542             --
        Stock-based compensation                       1,259,946             --
        Liabilities paid by a shareholder                  1,125             --
           Increase in prepaid expenses                  (28,713)          (847)
           Increase (decrease) in:
              Accounts payable                            28,564         16,979
              Accrued expenses                                --        (31,581)
              Accrued interest                            18,256          7,124
              Due to affiliate                                --          3,943
                                                     -----------    -----------
Net cash used by operating activities                   (252,056)      (154,396)
                                                     -----------    -----------

Cash flows from investing activities:
     Patents                                                  --        (15,899)
                                                     -----------    -----------

Cash flows from financing activities:
     Increase in notes payable                           180,500             --
     Increase in notes payable - officer/director         60,000        155,000
                                                     -----------    -----------
Net cash provided by financing activities                240,500        155,000
                                                     -----------    -----------

Net increase (decrease) in cash                          (11,556)       (15,295)
Cash at beginning of period                               11,556         15,329
                                                     -----------    -----------
Cash at end of period                                $        --    $        34
                                                     ===========    ===========


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
================================================================================


                                                         Three Months Ended
                                                           September 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
Supplementary Information:
--------------------------

     Cash paid for:
        Interest                                     $        --    $        --
                                                     ===========    ===========
        Income taxes                                 $        --    $        --
                                                     ===========    ===========

     Non-cash disclosures of investing and
      financing activities:
        Stock options granted to consultant          $     9,542    $        --
                                                     ===========    ===========


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission.

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


NOTE 2 - MERGER AGREEMENT
-------------------------

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

As of September 30, 2002 the merged Company now has 12,767,500 issued and outstanding shares of common stock of which 10,267,500 shares, or approximately 80% are owned by persons who were previously shareholders of QMT. Persons who were previously shareholders of AAI own a total of 2,500,000 shares or approximately 20% of the issued and outstanding common stock. Prior to the closing of the merger agreement, the shareholders of AAI adopted Restated and Amended Articles of Incorporation changing the name of AAI to Quick-Med Technologies, Inc.


NOTE 3 - STOCK OPTIONS
----------------------

On March 4, 2001, the Company adopted a qualified equity incentive plan. Under the Plan, the Company is authorized to grant up to 3,000,000 shares of common stock. In March, 2002, 1,140,000 unqualified options were granted under the Plan to employees and directors. The exercise price for 990,000 and 150,000 of the options were 75% and 25%, respectively, of the average trading price of the Company's stock during the first 30 days after commencement of the stock trading on the Over the Counter ("OTC") Market. The vesting provisions for 100,000 of the options were immediate and the remainder of the 1,040,000 options are vested one third respectively on January 15, 2002, January 15,2003 and January 15, 2004. All options expire five years after the grant date.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


NOTE 3 - STOCK OPTIONS continued
--------------------------------

The Company has elected to account for the stock options granted to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to employees," and related interpretations. Under APB No. 25, the difference between the option price and the fair value of the shares creates an additional stock option compensation expense which will be recorded in the income statement over the current and subsequent fiscal years, prorated on a quarterly basis. Based on an average trading price of $4.92 and the exercise prices below market mentioned previously, the total stock compensation expense to be prorated is $1,709,700. Therefore, $1,048,000 of stock compensation expense has been recorded this period. No options were granted to employees or directors this period.

The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (FASB No. 123). In March 2002, 50,000 options were granted to a consultant vesting over the same three-year period as employees and directors. Using the Black Scholes model $9,542 of compensation expense was recorded this period. No options were granted to consultants this period.

Had the stock compensation expense for the stock options granted been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under FASB No. 123, The Company's net loss for the three month period ended September 30, 2002 would have decrease $847,400, due primarily because under FASB No. 123 approximately $1,436,000 of the additional expense would have been recognized during the six months ended June 30, 2002.

A summary of options as at September 30, 2002 and 2001 is shown below:

                                             September 30, 2002           September 30, 2001
                                          -------------------------   -------------------------
                                            Number    Weighted-Average  Number    Weighted-Average
                                           of Shares   Exercise Price  of Shares   Exercise Price
                                          -----------   -----------   -----------   -----------
Outstanding at beginning of period            840,000   $      2.24       840,000   $      2.24
Granted March 2002                          1,140,000          3.69            --            --
Exercised                                          --            --            --            --
Forfeited                                          --            --            --            --
                                          -----------   -----------   -----------   -----------
Outstanding at end of period                1,980,000   $      3.07       840,000   $      2.24
                                          -----------   ===========   -----------   ===========
Exercisable at end of period                1,288,667                     840,000
                                          -----------                 -----------
Available for issuance at end of period     1,860,000                     840,000
                                          ===========                 ===========


At September 30, 2002 and 2001, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                                             September 30,         September 30,
                                                 2002                  2001
                                             ------------          ------------
Net loss
    As reported                              $ (1,550,638)         $    159,881
                                             ============          ============
    Pro forma                                    (703,238)              159,881
                                             ============          ============
Loss per share
    As reported                              $      (0.12)         $      (0.02)
                                             ============          ============
    Pro forma                                $      (0.06)         $      (0.02)
                                             ============          ============

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

On November 24, 2001, the Company granted the option to convert all of the notes payable to officer/director and affiliate loans payable plus accrued interest into common stock at $1.00 per share. Up to June 30, 2002, the Company recognized a cumulative total of $2,185,026 in compensation expense as a result of the granting of the conversion privilege. For the three months ended September 30, 2002, the Company received $60,000 from the chairman and accrued interest of $10,457 resulting in the recognition of additional stock compensation expense of $211,371 due to the conversion privilege. At September 30, 2002, the amount of the notes payable to the chairman and the affiliate of $725,000 and $26,191, respectively, plus accrued interest, totaled $799,196 and are convertible into approximately 799,000 common shares. As of September 30, 2002, no conversions into common stock have taken place.


NOTE 5 - COMMITMENT
-------------------

In August 2002, the Company entered into a product development and distribution agreement with The Collaborative Group ("Collaborative") to further develop a cosmetic product. The agreement provides that Collaborative will provide product development, manufacturing and distribution services. Quick-Med is required to pay $125,000 upon receipt and approval of a workplan and $108,333 at the end of the following three quarters predicated on the workplan being followed. Collaborative will conduct its work pursuant to a workplan agreed to by the parties. If product development is successful, Collaborative has the right to exercise exclusive U.S. distribution rights and the Company and Collaborative will share profits equally. To date a workplan has not yet been received by the Company.

NOTE 6 - FINANCING
------------------

On October 18, Quick-Med received the final payment of its $500,000 interim funding facility which commenced February 8, 2002 and was scheduled to be completed on November 8, 2002. Due to poor capital market conditions, Quick-Med and Euro have agreed to revise their agreement. On November 16, 2002, Quick-Med and Euro have agreed to enter into an interim finance agreement in which Euro has agreed to provide an additional $300,000 of equity financing over the next 60 days and to convert their notes for $650,000 into common stock at $1.00 per share. Quick-Med and Euro have also agreed to extend the balance of the $2,000,000 of equity financing which was due in October and November 2002 to May 2003 and will complete a formal revised finance agreement within the next 2 weeks.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report and the Annual Report on Form 10-KSB for the year ended June 30, 2002. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Quick-Med cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of Quick-Med, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Quick-Med's control and many of which, with respect to future business decisions, are subject to change. These and other factors are discussed in the Annual Report on Form 10-KSB for the year ended June 30, 2002 under the heading "Factors That May Affect Future Results." These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, Quick-Med. Quick-Med disclaims any obligation to update forward looking statements.

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

Results Of Operations

Three Months Ended September 30, 2002 compared to the period ended September 30, 2001

         Quick-Med had no sales for the three months ended September 30, 2002 and September 30, 2001 as its products are still in the development stage.

         Quick-Med reported an operating loss of ($1,532,832) for the three months ended September 30, 2002 and ($159,157) for the three months ended September 30, 2001. This change resulted primarily from a non-cash expense of $1,269,488 for issuance of stock options in lieu of cash compensation to management and the increase in total expenses in 2002 as operating levels increased and research and development accelerated. General and administrative expense increased $72,134 from $90,590 to $162,724, primarily due to increased public company expenses. Research and development increased $31,607 from $58,701 to $90,308. In both 2001 and 2000, Quick-Med also incurred various costs and expenses normally associated with a start-up business. In both periods, most of the expenses were related to research and development of its primary proposed products. Quick-Med expects that costs will continue to increase as its product development efforts continue to increase and additional employees are hired to staff the research lab.

         Interest expense for the three months ended September 30, 2002 was $18,256 compared to $724 for the three months ended September 30, 2001 as borrowings increased.

         Net loss for the three months ended September 30, 2002 was ($1,550,638) or ($.12) per share compared to ($159,881) for the three months ended September 30, 2001 or ($.02) per share.

Liquidity and Capital Resources

         At September 30, 2002, Quick-Med had a working capital deficit of ($1,993,541), primarily due to loans of $1,417,524, a license fee payable of $160,000 and accounts payable of $416,017. At September 30, 2002, Quick-Med had a stockholders' deficit of ($1,621,074). A substantial portion of the deficit was due to non-cash stock compensation expense due to the note described below and stock options described above.

         Cash used by operating activities was $252,056 for the three months ended September 30, 2002. Net cash provided by financing activities was $240,500, all from loans.

         To date, Quick-Med has funded its activities principally from short term loans totaling approximately $850,000 from a shareholder and an affiliated company and a $650,000 loan from a merchant banking firm ($580,000 at September 30, 2002). The funds have been loaned with 6% interest. In March 2001, the first $260,000 shareholder loan was converted into common stock at $1.00 per share. At September 30, 2002, shareholder and affiliate loans totaling $837,024 were outstanding. It is anticipated that Quick-Med will continue to depend on the receipt of investment capital or other financing to fund its continuing activities. In January 2002, Mr. Granito, who has loaned Quick-Med approximately $725,000, and Quick-Med entered into a revolving note agreement that provides for him to loan Quick-Med up to $750,000, all of which is currently outstanding. The agreement provides that the outstanding balance is convertible into common stock at $1.00 per share at Mr. Granito's option. The maturity date of the note is June 30, 2004. In November 2002, Mr. Granito agreed to provide up to an additional $500,000 under a similar revolving note agreement, although the repayment terms have not yet been finalized. These funds will be available until Quick-Med is able to raise sufficient funds from third parties. To date, Quick-Med has been able to meet its obligations on a timely or delayed basis as funding has been made available on an as-needed basis. However, Quick-Med cannot assure you that Mr. Granito will continue to provide funding beyond the amount of the new revolving note agreement.

On October 18, Quick-Med received the final payment of its $500,000 interim funding facility which commenced February 8, 2002 and was scheduled to be completed on November 8, 2002. Due to poor capital market conditions, Quick-Med and Euro have agreed to revise their agreement. On November 16, 2002, Quick-Med and Euro have agreed to enter into an interim finance agreement in which Euro has agreed to provide an additional $300,000 of equity financing over the next 60 days and to convert their notes for $650,000 into common stock at $1.00 per share. Quick-Med and Euro have also agreed to extend the balance of the $2,000,000 of equity financing which was due in October and November 2002 to May 2003 and will complete a formal revised finance agreement within the next 2 weeks.


Contractual Obligations And Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of September 30, 2002:

Significant Obligations         Total      Within 1 Year      2-3 Years      4-5 Years      After 5 Years
-----------------------        -------     -------------      ---------      ---------      -------------
Capital Leases                 $    --
Operating Leases               $16,755       $13,404           $3,351         $   --           $   --

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

         Quick-Med currently has five employees, and expects to retain scientific and product marketing consultants on a project basis over the next year. These consultants will be paid on a hourly, milestone or project basis in cash or equity. In order to conserve its cash, Quick-Med intends to seek employees who are willing to receive a combination of cash and equity for compensation. Bonuses may be awarded for achievement of milestones such as entering into a license agreement or receipt of regulatory approval for a particular product.

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

Skin Care

         According to a market report by Data Monitor, one of the largest health care markets is skin care, especially in the aging population where natural chemical processes like declining estrogen levels lead to skin deterioration. Quick-Med is developing a wrinkle treatment cosmetic cream with particular application to post-menopausal women as a healthier alternative to estrogen replacement.

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

         In August 2002, Quick-Med entered into a product development and distribution agreement with The Collaborative Group to further develop this product. The agreement provides that Collaborative will provide product development, manufacturing and distribution services. The agreement required Quick-Med to pay $125,000 in October 2002 and $108,333 at the end of the following three quarters, provided a workplan was delivered. The workplan has not yet been delivered although the parties are continuing their efforts. Collaborative will conduct its work pursuant to a workplan agreed to by the parties. If product development is successful, Collaborative has the right to exercise exclusive U.S. distribution rights and Quick-Med and Collaborative will share profits equally. Additional trials are expected once additional formulations are completed and funding is obtained. This product is not currently expected to require FDA approval. If further trials are successful, a product may be commercialized in 2003.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and General Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

         99.1 Certifications


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 14, 2002              Quick-Med Technologies, Inc.

                                        By: /s/ DAVID LERNER
                                            -------------------------------
                                            David Lerner, President

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------

         I, Michael R. Granito, the Chairman of Quick-Med Technologies, Inc., a Nevada corporation (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2002, of the Registrant (the "Report").

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

                  c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant" auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control.

         The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ MICHAEL GRANITO
                                          --------------------------------------
                                          Name:    Michael R. Granito
                                          Title:   Chairman

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
                  --------------------------------------------

         I, David Lerner, President and the Chief Financial Officer of the Registrant, certify that:

         4. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2002, of the Registrant (the "Report").

         5. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         6. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

         The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared.

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

         c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant" auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control; and

         The Registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ DAVID LERNER
                                          --------------------------------------
                                          Name:    David Lerner
                                          Title:   President and Acting Chief
                                                     Financial Officer