Form 10QSB
period 2002-12-31
QUICK MED TECHNOLOGIES INC
filed 2003-02-14
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________

                         Commission file number 0-27545


                          QUICK-MED TECHNOLOGIES, INC.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


             Nevada                                       98-0204736
   -------------------------------                    ------------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

                  3427 SW 42nd Way, Gainesville, Florida 32608
                  --------------------------------------------
                    (Address of Principal Executive offices)

                                 (352) 379-0611
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

Number of shares of common stock outstanding as of February 4, 2003: 13,542,500

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of December 31, 2002 (unaudited)           3

         Condensed Statements of Operations for the three-months and
         six-months ended December 31, 2002 and 2001 (unaudited)               4

         Condensed Statement of Changes in Stockholders' Deficit for the
         three-months ended December 31, 2002 (unaudited)                      5

         Condensed Statements of Cash Flows for the six-months ended
         December 31, 2002 and 2001 (unaudited)                                6

         Notes to Condensed Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10

Item 3.  Controls and Procedures                                              16

PART II  OTHER INFORMATION                                                    16

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities                                                16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    17

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                                                    December 31,
                                                                        2002
                                                                    -----------

Current assets:
   Cash                                                             $     2,161
                                                                    -----------

Property and equipment, net                                               4,796
                                                                    -----------

Other assets:
   Prepaid expenses,deposits                                             20,326
   Intangible asset, net                                                330,679
                                                                    -----------
         Total other assets                                             351,005
                                                                    -----------
         Total assets                                               $   357,962
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Accounts payable                                                 $   426,067
   Accrued interest on note payable - officer/director                   68,629
   License payable                                                      160,000
   Note payable - officer/director                                      942,700
   Shareholder loans payable                                              9,300
   Due to affiliate/shareholder                                          26,191
                                                                    -----------
         Total current liabilities                                    1,632,887
                                                                    -----------


Stockholders' deficit:
   Common stock, $0.0001 par value; 100,000,000
     authorized shares; 13,542,500 shares  issued
     and outstanding                                                      1,355
   Additional paid-in capital                                         5,671,749
   Outstanding stock options                                             84,884
   Accumulated deficit                                               (7,032,913)
                                                                    -----------
         Total stockholders' deficit                                 (1,274,925)
                                                                    -----------
         Total liabilities and stockholders' deficit                $   357,962
                                                                    ===========


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------


                                              Three Months Ended               Six Months Ended
                                                 December 31,                    December 31,
                                             2002            2001            2002            2001
                                         ------------    ------------    ------------    ------------

Sales                                    $         --    $         --    $         --    $         --

Cost of sales                                      --              --              --              --
                                         ------------    ------------    ------------    ------------

Gross profit                                       --              --              --              --

Expenses:
   General and administrative expense         194,581          93,550         357,304         177,469
   Research and development                   220,767          35,730         311,076          94,701
   Depreciation and amortization                9,908          10,023          19,770          19,889
   Stock-based compensation                   141,767       1,827,000       1,411,255       1,827,000
                                         ------------    ------------    ------------    ------------
Total expenses                                567,023       1,966,303       2,099,405       2,119,059
                                         ------------    ------------    ------------    ------------

Loss from operations                         (567,023)     (1,966,303)     (2,099,405)     (2,119,059)
                                         ------------    ------------    ------------    ------------

Other income (expense):
   Interest expense                          (982,345)        (11,651)     (1,000,601)        (18,776)
                                         ------------    ------------    ------------    ------------

Loss before income taxes                   (1,549,368)     (1,977,954)     (3,100,006)     (2,137,835)
                                         ------------    ------------    ------------    ------------

Provision (benefit) for income taxes               --              --              --              --
                                         ------------    ------------    ------------    ------------

Net loss                                 $ (1,549,368)   $ (1,977,954)   $ (3,100,006)   $ (2,137,835)
                                         ============    ============    ============    ============


Net loss per share (basic and diluted)   $      (0.12)   $      (0.19)   $      (0.24)   $      (0.21)
                                         ============    ============    ============    ============

Weighted average common
  shares outstanding                       13,144,130      10,260,000      12,955,815      10,260,000
                                         ============    ============    ============    ============


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
--------------------------------------------------------------------------------


                                              Common Stock           Additional
                                        -------------------------     Paid-In     Accumulated    Outstanding
                                          Shares        Amount        Capital       Deficit     Stock Options     Total
                                        -----------   -----------   -----------   -----------    -----------   -----------

Balance, September 30, 2002              12,767,500   $     1,277   $ 3,785,852   $(5,483,545)   $    75,342   $(1,621,074)

Stock-based compensation                                                132,225                                    132,225
Stock options granted for consulting                                                                   9,542         9,542
Stock issued in debt conversion             675,000            68     1,640,182                                  1,640,250
Liabilities paid by a shareholder                                        13,500                                     13,500
Stock issued for cash                       100,000            10        99,990                                    100,000
Net loss, December 31, 2002                                                        (1,549,368)                  (1,549,368)
                                        -----------   -----------   -----------   -----------    -----------   -----------
Balance, December 31, 2002               13,542,500   $     1,355   $ 5,671,749   $(7,032,913)   $    84,884   $(1,274,925)
                                        ===========   ===========   ===========   ===========    ===========   ===========


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                           Six Months Ended
                                                             December 31,
                                                          2002          2001
                                                      -----------   -----------

Cash flows from operating activities:
   Net loss                                           $(3,100,006)  $(2,137,835)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation and amortization                       19,770        19,889
       Stock options granted for services                  19,084            --
       Stock-based compensation                         1,392,171     1,827,000
       Liabilities paid by a shareholder                   14,626            --
       License payable                                         --      (100,000)
       Interest expense in debt conversion to equity      965,250            --
          Increase in prepaid expenses                    (19,209)         (847)
          Increase (decrease) in:
             Accounts payable                              38,613        17,231
             Accrued expenses                                  --       (19,799)
             Accrued interest                              35,352         5,299
             Due to affiliate                                  --         6,467
                                                      -----------   -----------
Net cash used by operating activities                    (634,349)     (382,595)
                                                      -----------   -----------

Cash flows from investing activities:
   Purchase of fixed assets                                (2,746)           --
   Patent additions                                            --       (17,734)
                                                      -----------   -----------
Net cash used by investing activities                      (2,746)      (17,734)
                                                      -----------   -----------

Cash flows from financing activities:
   Issuance of common stock                               100,000            --
   Increase in notes payable                              250,000            --
   Increase in notes payable - officer/director           277,700       385,000
                                                      -----------   -----------
Net cash provided by financing activities                 627,700       385,000
                                                      -----------   -----------

Net increase (decrease) in cash                            (9,395)      (15,329)
Cash at beginning of period                                11,556        15,329
                                                      -----------   -----------
Cash at end of period                                 $     2,161   $        --
                                                      ===========   ===========


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                           Six Months Ended
                                                             December 31,
                                                          2002          2001
                                                      -----------   -----------

Supplementary disclosure of cash activities:

   Cash paid for:
      Interest                                        $        --   $        --
                                                      ===========   ===========
      Income taxes                                    $        --   $        --
                                                      ===========   ===========

   Non-cash disclosures of investing and
    financing activities:
      Stock options granted to consultant             $    19,084   $        --
                                                      ===========   ===========
      Conversion of debt and accrued
         interest to equity                           $   675,000   $        --
                                                      ===========   ===========


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission.

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

In March 2002, the Board of Directors approved the Company's change of year-end from December 31 to June 30.


NOTE 2 - STOCK OPTIONS

At December 31, 2002 and 2001, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                                      December 31,    December 31,
                                          2002            2001
                                      ------------    ------------

         Net loss
             As reported              $ (3,100,006)   $ (2,137,835)
                                      ============    ============
             Pro forma                $ (2,322,453)   $ (2,137,835)
                                      ============    ============

         Loss per share
             As reported              $      (0.24)   $      (0.21)
                                      ============    ============
             Pro forma                $      (0.18)   $      (0.21)
                                      ============    ============

NOTE 3 - RELATED PARTY TRANSACTIONS

On November 24, 2001, the Company granted the option to convert all of the notes payable to officer/director and affiliate loans payable plus accrued interest into common stock at $1.00 per share. Up to June 30, 2002, the Company recognized a cumulative total of $2,185,026 in compensation expense as a result of the granting of the conversion privilege. For the three months ended December

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

31, 2002, the Company received $217,700 from the chairman and accrued interest of $11,992. At December 31, 2002, the amount of the notes payable to the chairman and the affiliate of $942,700 and $26,191, respectively, plus accrued interest, totaled $1,038,518 and are convertible into approximately 1,038,000 common shares. On January 23, 2003, the affiliate converted its outstanding loan balance totalling $23,710 plus interest into approximately 30,800 common shares at the conversion price of $1 per share.

In December 2002, the chairman entered into an interim financing agreement with the Company for up to an additional $500,000 of financing at an annual interest rate of 6% due the earlier of July 1, 2003 or receipt by the Company of at least $1 million in equity funding. This amount of the loan is secured by the Ilomastat licenses and associated revenues generated under an agreement with the Company and an outside third party and mustard gas post-injury products.


NOTE 4 -  FINANCING

Quick-Med has received $650,000 of bridge financing from Euro Atlantic Capital Corp. ("Euro"). Euro failed to deliver the $1 million of equity financing that was due on October 4, 2002 and the additional $1 million of equity due on November 4, 2002. On November 16, 2002, Quick-Med and Euro entered into an interim agreement to restructure its relationship. Under the revised terms, Euro converted the notes $650,000 plus $25,000 accrued interest into 675,000 shares of common stock and such amounts were applied to the above $2 million of equity financing that Euro has committed to provide. The deadline for providing the remaining amounts up to $2 million has been extended to May 4, 2003. Euro has agreed to use its best efforts to raise $300,000 over the next 60 days, of which $100,000 has been raised to date. As a result of the conversion of the notes payable, the Company recognized a charge of $965,250 of non-cash interest expense in this quarter.

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

Results Of Operations

Comparison of Six Months Ended December 31, 2002 and December 31, 2001

         Quick-Med had no sales for the three-month and six-month periods ended December 31, 2002 and December 31, 2001 as its products are still in the development stage.

         Quick-Med reported an operating loss of ($2,099,405) for the six-month period ended December 31, 2002 and ($2,119,059) for the six-month period ended December 31, 2001. The slight reduction in operating loss was due to a combination of a reduction in stock-based compensation, accelerated spending in research and development and increased general and administrative expenses as operating levels increased. The non- cash stock-based compensation decreased $415,745 from $1,827,000 to $1,411,255 because Quick-Med recognized $1,827,000 in compensation expense during 2001 as a result of the granting of the conversion privilege in lieu of the repayment of the notes payable to the chairman and the affiliate. Research and development expense increased $216,375 from $94,701 to $311,076 as Quick-Med added more personnel in 2002 and accelerated its research and development through various product development, research and distribution agreements with third parties. General and administrative expense increased $179,835 from $177,469 to $357,304 was largely resulted from increased operating levels including liability insurance premiums, marketing and investors relations activities. In both 2002 and 2001, Quick-Med also incurred various costs and expenses normally associated with a start-up business. In both periods, most of the expenses were related to research and development of its primary proposed products. Quick-Med expects that costs will continue to increase as its product development efforts continue to increase and additional employees are hired to staff the research lab.

         Interest expense for the six months ended December 31, 2002 was $1,000,601 compared to $18,776 for the six months ended December 31, 2001 as borrowings increased and the conversion of the notes payable to a shareholder of $650,000 in principal balance and $25,000 in related accrued interest to common stock. As a result of this conversion, Quick-Med took a charge of $990,250 of non-cash interest expense.

         Net loss for the six months ended December 31, 2002 was ($3,100,006) or ($0.24) per share compared to ($2,137,835) or ($0.21) per share for the six months ended December 31, 2001.

Comparison of Three Months Ended December 31, 2002 and December 31, 2001

         Quick-Med reported an operating loss of ($567,023) for the three-month period ended December 31, 2002 and ($1,966,303) for the three-month period ended December 31, 2001. The decrease in the operating loss resulted primarily in the non-cash compensation expense of $1,827,000 in 2001 from the notes payable conversions to equity and the increase in total expenses in 2002 as operating levels increased and research and development accelerated. Research and development increased $185,037 from $35,730 to $220,767 due to increased personnel at Quick-Med's lab and the acceleration in research and development through product development, research and distribution arrangements. General and administrative expense increased $101,031 from $93,550 to $194,581 as a result of increased marketing and investors relations expenses as well as the insurance liability premiums.

         Interest expense for the three months period ended December 31, 2002 increased $970,694 from $11,651 to $982,345 due to the notes payable conversion from a shareholder resulting in a non-cash interest charge of $990,250 in this quarter as described above.

         Net loss for the three-month period ended December 31, 2002 was ($1,549,368) or ($0.12) per share compared to ($1,997,954) for the period ended December 31, 2001 or ($0.19) per share.

Liquidity and Capital Resources

         At December 31, 2002, Quick-Med had a working capital deficit of ($1,630,726), primarily due to loans of $1,046,820, a license fee payable of $160,000 and accounts payable of $426,067. At December 31, 2002, Quick-Med had a stockholders' deficit of ($1,274,925). A substantial portion of the deficit was due to non-cash stock compensation expense and non-cash interest expense due to the notes payable conversion described below and above and stock options described above.

         Cash used by operating activities was $634,349 for the six months ended December 31, 2002. Net cash used by investing activities was $2,746 for the purchase of fixed assets. Net cash provided by financing activities was $627,700 of which $527,700 was from loans and $100,000 from the issuance of stocks.

         To date, Quick-Med has funded its activities principally from short term loans totaling approximately $969,000 from a shareholder and an affiliated company and a $650,000 loan from a merchant banking firm. The funds have been loaned with 6% interest. In March 2001, the first $260,000 shareholder loan was converted into common stock at $1.00 per share. At September 30, 2002, shareholder and affiliate loans totaling $837,024 were outstanding. It is anticipated that Quick-Med will continue to depend on the receipt of investment capital or other financing to fund its continuing activities. In January 2002, Mr. Granito, who has loaned Quick-Med approximately $725,000, and Quick-Med entered into a revolving note agreement that provides for him to loan Quick-Med up to $750,000, all of which is currently outstanding. The agreement provides that the outstanding balance is convertible into common stock at $1.00 per share at Mr. Granito's option. The maturity date of the note is December 31, 2003. In November 2002, Mr. Granito agreed to provide up to an additional $500,000 under a non-convertible revolving note agreement, although the repayment terms have not yet been finalized. These funds will be available until Quick-Med is able to raise sufficient funds from third parties. In January and February 2003, Quick-Med raised approximately $48,000 through the issuance of its stocks. To date, Quick-Med has been able to meet its obligations on a timely or delayed basis as funding has been made available on an as-needed basis. However, Quick-Med cannot assure you that Mr. Granito will continue to provide funding beyond the amount of the new revolving note agreement.

         Quick-Med has received $650,000 of bridge financing from Euro Atlantic Capital Corp. As of November 13, 2002, Euro Atlantic has failed to deliver the $1 million of equity financing that was due on October 4, 2002 and the additional $1 million of equity due on November 4, 2002. Quick-Med has delivered a notice of default to Euro but is continuing negotiations to restructure the agreement and believes that a satisfactory resolution will be reached in the near future. On November 16, 2002, Quick-Med and Euro entered into an interim agreement to restructure its relationship. Under the revised terms, Euro converted the notes of $650,000 plus $25,000 accrued interest into 675,000 shares of common stock and such amounts were applied to the above $2 million of equity financing that Euro has committed to provide. The deadline for providing the remaining amounts up to $2 million has been extended to May 4, 2003. Euro has agreed to use its best efforts to raise $300,000 over the next 60 days, of which $100,000 has been raised to date.

Contractual Obligations And Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of December 31, 2002:


Significant Obligations          Total       Within 1 Year     2-3 Years       4-5 Years      After 5 Years
-----------------------      ------------    ------------    ------------    ------------     -------------
Capital Leases               $         --
Operating Leases             $     16,755    $     13,404    $      3,351    $         --     $          --



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

         Quick-Med anticipates hiring additional employees, and expects to retain scientific and product marketing consultants on a project basis over the next year. These consultants will be paid on a hourly, milestone or project basis in cash or equity. Quick-Med currently employs five scientific consultants on a part-time basis. Their consulting fees range from $5,000 per year to $15,000 per year in cash and 2,500 to 100,000 shares of stock. The agreements also provide for bonuses of up to $10,000 per year. In order to conserve its cash, Quick-Med intends to seek employees who are willing to receive a combination of cash and equity for compensation. Bonuses may be awarded for achievement of milestones such as entering into a license agreement or receipt of regulatory approval for a particular product.

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

Chemical Warfare

         As exemplified by the 2001 anthrax incidents and the current Iraq threats, chemical warfare is now a leading threat posed by rogue military states or terrorists. Quick-Med is developing a post-injury chemical warfare agent for treatment of mustard gas and other chemical burns to be sold to the U.S. military and friendly states, as well as for civil defense. Related products will target the civilian chemical burn market in areas like industrial accidents and civilian or military exposures to hazardous materials.

         For the sulfur mustard product, Quick-Med will continue its development pursuant to the Cooperative Research and Development Agreement, or CRADA, with U.S. Army Medical Research Institute of Chemical Defense. The CRADA provides that research is done by the Army in consultation with Quick-Med. If development and trial studies are successful and regulatory approvals obtained, a product may be ready for commercialization by the end of 2003. Quick-Med is currently sponsoring efficacy experiments at independent defense-affiliated research laboratories in Israel and the Netherlands

NIMBUSTM

         Quick-Med is continuing development and marketing of its NIMBUS technology for wood preservation and other medical and nonmedical uses. Several potential users are currently evaluating the technology.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities

         In November 2002, Euro Atlantic Capital Corp. converted its $650,000 of bridge loans and accrued interest into 675,000 shares of restricted common stock. In December 2002, Euro Atlantic purchased 100,000 shares of common stock at $1.00 per share. The transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2). Euro Atlantic was an existing stockholder of Quick-Med.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         In December 2002, Quick-Med entered into a licensing agreement with the University of Florida that will give the Company exclusive worldwide rights for the manufacturing, marketing, and distribution of its NIMBUS(TM) and topical Ilomastat technologies

Item 6.  Exhibits and Reports on Form 8-K

         99.1 Certification by Principal Executive Officer
         99.2 Certification by Principal Financial Officer


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    February 14, 2003             Quick-Med Technologies, Inc.

                                       By: /s/ DAVID LERNER
                                           -------------------------------------
                                           David Lerner, President

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------

     I, Michael R. Granito, the Chairman of Quick-Med Technologies, Inc., a Nevada corporation (the "Registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2002, of the Registrant (the "Report").

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


                                       /s/ MICHAEL GRANITO
                                       -----------------------------------------
                                       Name:  Michael R. Granito
                                       Title: Chairman

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
                  --------------------------------------------

     I, David Lerner, President and the Chief Financial Officer of the Registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended December 31, 2002, of the Registrant (the "Report").

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


                                       /s/ DAVID LERNER
                                       -----------------------------------------
                                       Name:  David Lerner
                                       Title: President and Acting
                                              Chief Financial Officer