Form 10QSB
period 2003-03-31
QUICK MED TECHNOLOGIES INC
filed 2003-05-15
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

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


Number of shares of common stock outstanding as of May 4, 2003: 13,640,855

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Balance Sheet as of  March 31, 2003 (unaudited) ..............  1

     Condensed Statements of Operations for the three-months and nine-months ended March 31, 2003 and 2002 (unaudited) ..................  2

     Condensed Statement of Changes in Stockholders' Deficit for
     the three-months ended March 31, 2003 (unaudited) ......................  3

     Condensed Statements of Cash Flows for the nine-months ended
     March 31, 2003 and 2002 (unaudited) ....................................  4

     Notes to Condensed Financial Statements ................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................  9

Item 3.  Controls and Procedures ............................................ 15

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 17

Item 2.  Changes in Securities and Use of Proceeds .......................... 17

Item 3.  Defaults Upon Senior Securities .................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders ................ 17

Item 5.  Other Information .................................................. 17

Item 6.  Exhibits and Reports on Form 8-K ................................... 17

SIGNATURES .................................................................. 17

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
================================================================================

                                     ASSETS
                                     ------
                                                                    March 31,
                                                                      2003
                                                                  ------------

         Current assets:
            Cash                                                  $      7,515
                                                                  ------------

         Property and equipment, net                                     4,338
                                                                  ------------

         Other assets:
            Prepaid expenses, deposits                                  13,197
            Intangible asset, net                                      343,750
                                                                  ------------
                  Total other assets                                   356,947
                                                                  ------------
                  Total assets                                    $    368,800
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

         Current liabilities:
            Accounts payable                                      $    414,254
            Accrued interest on note payable - officer/director         79,810
            License payable                                            160,000
            Note payable - officer/director                          1,165,200
            Shareholder loans payable                                    9,300
            Due to affiliate/shareholder                                 8,500
                                                                  ------------
                  Total current liabilities                          1,837,064
                                                                  ------------

         Stockholders' deficit:
            Common stock, $0.0001 par value; 100,000,000
              authorized shares; 13,640,855 shares issued
              and outstanding                                            1,365
            Additional paid-in capital                               5,883,129
            Outstanding stock options                                   94,426
            Accumulated deficit                                     (7,447,184)
                                                                  ------------
                  Total stockholders' deficit                       (1,468,264)
                                                                  ------------
                  Total liabilities and stockholders' deficit     $    368,800
                                                                  ============


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
=====================================================================================================

                                              Three Months Ended               Nine Months Ended
                                                   March 31,                       March 31,
                                         ----------------------------    ----------------------------
                                             2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------

Sales                                    $         --    $         --    $         --    $         --

Cost of sales                                      --              --              --              --
                                         ------------    ------------    ------------    ------------

Gross profit                                       --              --              --              --

Expenses:
   General and administrative expenses        183,008         111,591         540,312         289,062
   Research and development                    63,342          53,462         374,418         148,163
   Depreciation and amortization                9,999           9,865          29,769          29,754
   Stock-based compensation                   141,767              --       1,553,022       1,827,000
                                         ------------    ------------    ------------    ------------
Total expenses                                398,116         174,918       2,497,521       2,293,979
                                         ------------    ------------    ------------    ------------

Loss from operations                         (398,116)       (174,918)     (2,497,521)     (2,293,979)
                                         ------------    ------------    ------------    ------------

Other income (expense):
   Interest expense                           (16,155)        (13,085)     (1,016,756)        (31,860)
                                         ------------    ------------    ------------    ------------

Loss before income taxes                     (414,271)       (188,003)     (3,514,277)     (2,325,839)
                                         ------------    ------------    ------------    ------------

Provision (benefit) for income taxes               --              --              --              --
                                         ------------    ------------    ------------    ------------

Net loss                                 $   (414,271)   $   (188,003)   $ (3,514,277)   $ (2,325,839)
                                         ============    ============    ============    ============


Net loss per share (basic and diluted)   $      (0.03)   $      (0.02)   $      (0.26)   $      (0.22)
                                         ============    ============    ============    ============

Weighted average common
 shares outstanding                        13,606,813      11,393,333      13,563,625      10,632,263
                                         ============    ============    ============    ============


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
===============================================================================================================================

                                              Common Stock            Additional
                                       ---------------------------      Paid-in     Accumulated     Outstanding
                                          Shares         Amount         Capital        Deficit     Stock Options       Total
                                       ------------   ------------   ------------   ------------    ------------   ------------
Balance, December 31, 2002               13,542,500   $      1,355   $  5,671,749   $ (7,032,913)   $     84,884   $ (1,274,925)

Stock-based compensation                                                  132,225                                       132,225
Stock options granted for consulting                                                                       9,542          9,542
Stock issued in debt conversion              30,855              3         31,162                                        31,165
Stock issued for cash                        67,500              7         47,993                                        48,000
Net loss, March 31, 2003                                                                (414,271)                      (414,271)

                                       ------------   ------------   ------------   ------------    ------------   ------------
Balance, March 31, 2003                  13,640,855   $      1,365   $  5,883,129   $ (7,447,184)   $     94,426   $ (1,468,264)
                                       ============   ============   ============   ============    ============   ============


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
==================================================================================

                                                            Nine Months Ended
                                                                March 31,
                                                      ----------------------------
                                                          2003            2002
                                                      ------------    ------------
Cash flows from operating activities:
   Net loss                                           $ (3,514,277)   $ (2,325,839)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                         29,769          29,755
      Stock options granted for services                    28,626              --
      Stock-based compensation                           1,524,396       1,827,000
      Liabilities paid by a shareholder                     14,626              --
      License payable                                           --        (100,000)
      Interest expense in debt conversion to equity        995,224              --
         Increase in prepaid expenses                      (12,080)         (1,117)
         Increase (decrease) in:
            Accounts payable                                26,800          89,296
            Accrued expenses                                    --         (32,636)
            Accrued interest                                21,532          30,809
            Due to affiliate                                    --           6,467
                                                      ------------    ------------
Net cash used by operating activities                     (885,384)       (476,265)
                                                      ------------    ------------

Cash flows from investing activities:
   Purchase of fixed assets                                 (2,746)         (1,551)
   Patent additions                                        (22,611)        (19,520)
                                                      ------------    ------------
Net cash used by investing activities                      (25,357)        (21,071)
                                                      ------------    ------------

Cash flows from financing activities:
   Issuance of common stock                                148,000              --
   Increase in notes payable                               250,000         100,000
   Increase in notes payable - officer/director            508,700         435,000
                                                      ------------    ------------
Net cash provided by financing activities                  906,700         535,000
                                                      ------------    ------------

Net increase (decrease) in cash                             (4,041)         37,664
Cash at beginning of period                                 11,556          15,329
                                                      ------------    ------------
Cash at end of period                                 $      7,515    $     52,993
                                                      ============    ============


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
==================================================================================

                                                            Nine Months Ended
                                                                March 31,
                                                      ----------------------------
                                                          2003            2002
                                                      ------------    ------------
Supplementary disclosure of cash activities:

   Cash paid for:
      Interest                                        $         --    $         --
                                                      ============    ============
      Income taxes                                    $         --    $         --
                                                      ============    ============

   Non-cash disclosures of investing and
    financing activities:
      Stock options granted to consultant             $     28,626    $         --
                                                      ============    ============
      Conversion of debt to equity                    $    701,191    $         --
                                                      ============    ============


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission.

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

In March 2002, the Board of Directors approved the Company's change of year-end from December 31 to June 30.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends Statements No. 123 to provide three alternative methods of transition for Statement No. 123's fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provision of Statement No. 123. Transition to the fair value accounting method of Statement No. 123 is not required by Statement No. 148. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB No. 25 and related interpretations. Statement No. 148 also amends the disclosure provisions of Statement No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision of Statement No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB No. 25. The disclosure provision of Statement No. 148 has been adopted by the Company with appropriate disclosure included in Note 3 below.


NOTE 3 - STOCK OPTIONS
----------------------

On March 4, 2001, the Company adopted a qualified equity incentive plan. Under the Plan, the Company is authorized to grant up to 3,000,000 shares of common stock. In March, 2002, 1,140,000 unqualified options were granted under the Plan to employees and directors. The exercise price for 990,000 and 150,000 of the options were 75% and 25%, respectively, of the average trading price of the Company's stock during the first 30 days after commencement of the stock trading on the Over the Counter ("OTC") Market. The vesting provisions for 100,000 of the options were immediate and the remainder of the 1,040,000 options are vested one third respectively on January 15, 2002, January 15, 2003 and January 15, 2004. All options expire five years after the grant date.

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

The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (FASB No. 123). In March 2002, 50,000 options were granted to a consultant vesting over the same three-year period as employees and directors. Using the Black-Scholes option pricing model, $9,542 of compensation expense was recorded in this period. No options were granted to consultants during this period. The assumptions utilized in valuing the fair market value were - Risk-free interest rate of 4.75%; Dividend yield of 0%; Volatility factor of 50%; Estimated life of 5 years.

Had the stock compensation expense for the stock options granted been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under FASB No. 123, The Company's net loss for the nine month periods ended March 31, 2003 and 2002 would have been $3,721,127 and $2,707,639 respectively.

A summary of options as at March 31, 2003 is shown below:

                                                            March 31, 2003
                                                   --------------------------------
                                                       Number      Weighted-Average
                                                     of Shares      Exercise Price
                                                   --------------   --------------
         Outstanding at beginning of period               840,000   $         2.24
         Granted                                        1,140,000             3.00
         Exercised                                             --               --
         Forfeited                                             --               --
                                                   --------------   --------------
         Outstanding at end of period                   1,980,000   $         2.68
                                                   --------------   ==============
         Exercisable at end of period                   1,633,000
                                                   --------------
         Available for issuance at end of period        1,860,000
                                                   ==============


At March 31, 2003 and 2002, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                                            March 31,         March 31,
                                              2003              2002
                                         -------------     -------------
       Net loss
          As reported                    $  (3,514,277)    $  (2,325,839)
                                         =============     =============
          Pro forma                      $  (3,721,127)    $  (2,707,639)
                                         =============     =============
       Loss per share
          As reported                    $       (0.27)    $       (0.23)
                                         =============     =============
          Pro forma                      $       (0.29)    $       (0.26)
                                         =============     =============

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

For the three months ended March 31, 2003, the Company received $222,500 from the chairman and accrued interest of $15,597. At March 31, 2003, the amount of the notes payable to the chairman and the president of $1,165,200 and $8,500, respectively, plus accrued interest, totaled $1,245,131 and are convertible into approximately 1,245,131 common shares. On January 23, 2003, the affiliate converted its outstanding loan balance totaling $23,710 plus interest into approximately 30,800 common shares at the conversion price of $1 per share.

In December 2002, the chairman entered into an interim financing agreement with the Company for up to an additional $500,000 of financing at an annual interest rate of 6% due the earlier of July 1, 2003 or receipt by the Company of at least $1 million in equity funding. This amount of the loan is secured by the licenses and associated revenues generated under an agreement with the Company and an outside third party and mustard gas post-injury products. The total commitment amount under the interim financing agreement with the Company is $1,250,000. At March 31, 2003, the Company has utilized $1,165,200 of the total commitment amount.

NOTE 5 - FINANCING
------------------

The Company has received $650,000 of bridge financing from Euro Atlantic Capital Corp. ("Euro"). Euro failed to deliver the $1 million of equity financing that was due on October 4, 2002 and the additional $1 million of equity due on November 4, 2002. On November 16, 2002, Quick-Med and Euro entered into an interim agreement to restructure its relationship. Under the revised terms, Euro converted the notes in the principal amount of $650,000 plus $25,000 accrued interest into 675,000 shares of common stock and such amounts will be applied to the $2 million of equity financing that Euro committed to provide. The deadline for providing the remaining amounts up to $2 million was extended to May 4, 2003. As of May 12, 2003, Euro has raised a total of $850,000, including the $650,000 above, of its $2 million commitment and is working with Quick-Med on structures to raise the remaining amount. As a result of the conversion of the notes payable, the Company recognized a charge of $990,250 of non-cash interest expense in this quarter.

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

Results Of Operations

Comparison of Nine Months Ended March 31, 2003 and March 31, 2002

         Quick-Med had no sales for the three-month and nine-month periods ended March 31, 2003 and March 31, 2002 as its products are still in the development stage.

         Quick-Med reported an operating loss of ($2,497,521) for the nine-month period ended March 31, 2003 and ($2,293,979) for the nine-month period ended March 31, 2002. The increase in operating loss was due to a combination of a reduction in stock-based compensation, offset by an accelerated spending in research and development and an increased general and administrative expenses as operating level increased. The non- cash stock-based compensation decreased $273,978 from $1,827,000 to $1,553,022 because the Company recognized $1,827,000 in compensation expense during 2002 as a result of the granting of the conversion privilege in lieu of the repayment of the notes payable to the chairman and the affiliate. Research and development expense increased $226,255 from $148,163 to $374,418 as the Company added more personnel in 2003 and accelerated its research and development through various product development, research and distribution agreements with third parties. General and administrative expense increased $251,250 from $289,062 to $540,312 largely as a result of increased operating level including liability insurance premiums, marketing, investors relations activities and consulting services. Quick-Med expects that costs will continue to increase as its product development efforts continue to increase and additional employees are hired to staff the research lab.

         Interest expense for the nine months ended March 31, 2003 was $1,016,756 compared to $31,860 for the nine months ended March 31, 2002 as borrowings increased. During the 2003 period notes payable to shareholders of $673,710 in principal balance and $29,974 in related accrued interest were converted to common stock. As a result of this conversion, the Company took a charge of $995,224 of non-cash interest expense.

         Net loss for the nine months ended March 31, 2003 was ($3,514,277) or ($0.26) per share compared to ($2,325,839) or ($0.23) per share for the nine months ended March 31, 2002.

Comparison of Three Months Ended March 31, 2003 and March 31, 2002

         Quick-Med reported an operating loss of ($398,116) for the three-month period ended March 31, 2003 and ($174,918) for the three-month period ended March 31, 2002. The increase in the operating loss resulted primarily in the non-cash compensation expense of $141,767 in 2003 from the stock options vested to senior management, directors and consultants and the increase in total expenses in 2003 as operating levels increased and research and development accelerated. Research and development increased $9,880 from $53,462 to $63,342 is due to increased personnel at the Company's lab and the acceleration in research and development through product development, research and distribution arrangements. General and administrative expense increased $71,417 from $111,591 to $183,008 as a result of increased marketing and investor relations expenses as well as the insurance liability premiums.

         Interest expense for the three months period ended March 31, 2003 increased $3,070 from $13,085 to $16,155 due to the larger outstanding balance of notes payable from shareholders and officers of the Company.

         Net loss for the three-month period ended March 31, 2003 was ($414,271) or ($0.03) per share compared to ($188,003) for the same period ended March 31, 2002 or ($0.02) per share.

Liquidity and Capital Resources

         At March 31, 2003, Quick-Med had a working capital deficit of ($1,829,549), primarily due to loans of $1,262,810, a license fee payable of $160,000 and accounts payable of $414,254. At March 31, 2002, Quick-Med had a stockholders' deficit of ($1,468,264). A substantial portion of the deficit was due to non-cash stock compensation expense and non-cash interest expense due to the notes payable conversion described below and above and stock options described above.

         Cash used by operating activities was $885,384 for the nine months ended March 31, 2003. Net cash used by investing activities were $2,746 for the purchase of fixed assets and $22,611 for the filing and maintenance of patents for its core technologies. Net cash provided by financing activities was $906,700 of which $758,700 was from loans and $148,000 from the issuance of stocks.

         To date, Quick-Med has funded its activities principally from short term loans totaling approximately $1,183,000 from shareholders and an affiliated company and a $650,000 loan from a merchant banking firm. In March 2001, the first $260,000 shareholder loan was converted into common stock at $1.00 per share. Quick-Med continues to depend on the receipt of investment capital or other financing to fund its activities. In January 2002, Mr. Granito, who has loaned Quick-Med approximately $725,000, and Quick-Med entered into a revolving note agreement that provides for him to loan Quick-Med up to $750,000, all of which is currently outstanding. The agreement provides that the outstanding balance is convertible into common stock at $1.00 per share at Mr. Granito's option. The maturity date of the note is December 31, 2003. In November 2002, Mr. Granito agreed to provide up to an additional $500,000 under a similar revolving note agreement, although the repayment terms have not yet been finalized. These funds will be available until Quick-Med is able to raise sufficient funds from third parties. As of March 31, 2003, the Company has utilized $1,165,200 of the $1,250,000 under the revolving note agreement. Mr. Granito, the chairman and a principal shareholder is continuing to provide funding to Quick-Med as necessary to carry out its operations. The amount of the committed additional funding is at least $300,000 and the terms of this funding are being finalized.

         On January 23, 2003, the affiliate converted its outstanding loan balance totaling $23,710 plus interest into approximately 30,800 common shares at the conversion price of $1.00 per share. In January and February 2003, Quick-Med raised approximately $48,000 through the issuance of common stock. To date, Quick-Med has been able to meet its obligations on a timely or delayed basis as funding has been made available on an as-needed basis. However, Quick-Med cannot assure you that Mr. Granito will continue to provide funding beyond the amount of the new revolving note agreement.

         Quick-Med has received $650,000 of bridge financing from Euro Atlantic Capital Corp. On November 16, 2002, Quick-Med and Euro entered into an interim agreement to restructure its relationship. Under the revised terms, Euro converted the notes in the principal amount of $650,000 plus $25,000 accrued interest into 675,000 shares of common stock and such amounts will be applied to the $2 million of equity financing that Euro committed to provide. The deadline for providing the remaining amounts up to $2 million was extended to May 4, 2003. As of May 12, 2003, Euro has raised a total of $850,000 including the $650,000 from the conversion of its $2 million commitment and is working with Quick-Med on structures to raise the remaining amount.

Contractual Obligations And Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of March 31, 2003:

Significant Obligations         Total       Within 1 Year     2-3 Years       4-5 Years     After 5 Years
-----------------------     -------------   -------------   -------------   -------------   -------------
Capital Leases              $          --
Operating Leases            $      16,755   $      13,404   $       3,351   $          --   $          --

We are committed under leases for our Gainesville office and lab. The lease expires in March 2004. We do not have any capital leases.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends Statements No. 123 to provide three alternative methods of transition for Statement No. 123's fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provision of Statement No. 123. Transition to the fair value accounting method of Statement No. 123 is not required by Statement No. 148. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB No. 25 and related interpretations. Statement No. 148 also amends the disclosure provisions of Statement No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision of Statement No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB No. 25. The disclosure provision of Statement No. 148 has been adopted by the Company with appropriate disclosure included in the financial statements.

The Company believes that the ongoing application of these Statements will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Plan of Operation

Research and Development

         Quick-Med is continuing the development of its two main product groups. Assuming it raises sufficient funds, product development activities are expected to accelerate. Quick-Med has been expanding its research facility in Gainesville, Florida near its University of Florida researchers, but will continue its research and development with existing and new partners in order to conserve resources. For each potential product, Quick-Med will continue to monitor the appropriate time to enter into negotiations towards a license agreement with a joint venture partner such as with the Collaborative Group. To the extent that Quick-Med enters into a joint venture agreement, it is anticipated that the partner will assume some or all of the development costs in exchange for a percentage of the profits for that product. These ventures will have the effect of decreasing cash flow over the near term and long term, but will help sustain Quick-Med's operations since it should be able to devote its limited resources to more projects than it could otherwise do without partners.

Capital Expenditures and Requirements

         Quick-Med has spent approximately $170,000 in fiscal 2003 on the acquisition of patents and exclusive license agreements, and owes an additional $160,000, which is due when certain milestones are met.

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

         In August 2002, Quick-Med entered into a product development and distribution agreement with The Collaborative Group to further develop this product. The agreement provides that Collaborative will provide product development, manufacturing and distribution services. The agreement required Quick-Med to pay $125,000 in October 2002 and $108,333 at the end of the following three quarters, provided a workplan was delivered. The workplan was delivered and the parties are continuing their efforts pursuant to this plan. If product development is successful, Collaborative has the right to exercise exclusive distribution rights and Quick-Med and Collaborative will share profits equally. Informal reports from Collaborative indicate that as of March 31, 2003, product development efforts are on schedule and are thus far consistent with product objectives. This product is not currently expected to require FDA approval. If further development efforts are successful, a product may be commercialized within the next 12 months.

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

         For the sulfur mustard product, Quick-Med will continue its development pursuant to the Cooperative Research and Development Agreement, or CRADA, with U.S. Army Medical Research Institute of Chemical Defense. The CRADA provides that research is done by the Army in consultation with Quick-Med. In addition, Illomastat recently passed tests were that conducted by the TNO Prins Maurits Laboratory, an independent research facility in the Netherlands focused on medical countermeasures. The experiments tested the ability of Ilomastat to prevent blistering in human skin derived from elective surgery and exposed to mustard gas vapor. The tests demonstrated that Ilomastat was effective in preventing the type of skin disintegration that leads to blistering. These results were anticipated by Quick-Med's scientists based on prior clinical data for similar types of chemical burns.

         If development and trial studies are successful and regulatory approvals obtained, a product may be ready for commercialization within the next 12 months.

NIMBUS

         Novel Intrinsically MicroBicidal Utility Substrate (NIMBUS(TM)) is a family of advanced non-toxic polymers engineered to have anti-microbial, super absorbent, hemostatic and other properties with significant applications in the medical, consumer, and industrial markets. Quick-Med is actively working to commercialize NIMBUS by seeking distribution partners in key markets where there is a growing interest in anti-microbial products. These include manufacturers of advanced bandages, building materials such as wallboard and rot resistant wood, and personal care items such as wipes, diapers, soaps and cosmetics.

         In March 2003, Quick-Med entered into a non-exclusive Joint Development Agreement with a leading firm in the wood preservation industry for developing the Company's NIMBUS(TM) technology. The agreement follows a long-term study in which the companies successfully tested NIMBUS(TM) for protecting wood against rot and termites. The non-exclusive Joint Development Agreement calls for a six-month period of additional research and development, followed by a license agreement to be negotiated based on the success of the technology in specific product applications.

         Quick-Med's NIMBUS technology is based on impregnating wood or other substrates with a highly effective and safe microbicide but in a way that prevents the active ingredient from leaching out of the wood. Unlike most current technologies on the market, the active ingredient is not a heavy metal such as the arsenic in chromated copper arsenate (CCA) which makes them unacceptable for interior and many exterior uses. NIMBUS(TM) treated wood is not dangerous to humans, but it inhibits rot or mold due to the action of the microbicide. It kills termites because NIMBUS(TM) kills the bacteria that termites require in their digestive systems. CCA pressure-treated wood will be banned by 2004. NIMBUS can be used for wood and interior applications where mold is now seen as a major risk.

Wound dressings

         With an aging population, the market for severe or chronic wound dressings used in hospitals and outpatient facilities is substantial. Quick-Med is developing a proprietary modern bandage, which employs an advanced wound dressing that utilizes its super absorbent polymer technology to kill bacteria and fungi, act as a hemostat and at the same time as absorbing exudate, which is fluid released from a wound.

         For the wound-care bandage, Quick-Med will continue its product development at its own and outside laboratories with the intent of seeking to commercialize this potential product in collaboration with a major medical device manufacturer. Preliminary discussions have commenced with potential partners. If development and clinical trials are successful and regulatory approvals obtained, a product may be ready for commercialization by 2004. Little emphasis will be placed on this project until adequate funding or a partner is obtained.


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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended March 31, 2003, the Company sold an aggregate of 67,500 shares for net proceeds of $48,000 to two accredited investors.

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

Date:    May 15, 2003                  Quick-Med Technologies, Inc.


                                       By: /s/ DAVID LERNER
                                           -----------------------
                                           David Lerner, President

                  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------


         I, Michael R. Granito, the Chairman of Quick-Med Technologies, Inc., a Nevada corporation (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2003, of the Registrant (the "Report").

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




                                              /s/ MICHAEL GRANITO
                                       --------------------------
                                       Name:  Michael R. Granito
                                       Title: Chairman

                  CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER
                  --------------------------------------------


         I, David Lerner, President and the Chief Financial Officer of the Registrant, certify that:

         4. I have reviewed this quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2003, of the Registrant (the "Report").

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