Form 10KSB
period 2003-06-30
QUICK MED TECHNOLOGIES INC
filed 2003-09-29
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

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

The aggregate market value of the issuer's common stock, $.0001 par value, held by non-affiliates, based on the closing price on September 23, 2003 as reported on the OTC Bulletin Board, was approximately $1,741,194.

On September 23, 2003, there were 15,382,339 shares of the issuer's common stock outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          QUICK-MED TECHNOLOGIES, INC.

                                                                            PAGE

PART I
Item 1.      Description of Business........................................  4
Item 2.      Description of Property........................................ 10
Item 3.      Legal Proceedings.............................................. 12
Item 4.      Submission of Matters to a Vote of Security Holders............ 12

PART II
Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters............................................ 13
Item 6.      Management's Discussion and Analysis of Financial Condition
             and Plan of Operation.......................................... 15
Item 7.      Financial Statements    ....................................... 26
Item 8.      Changes in and Disagreements on Accounting and Financial
             Disclosure .................................................... 26

PART III
Item 9.      Directors, Executive Officers, Promoters and Control Persons,
             Compliance with Section 16(a) of the Exchange Act.............. 27
Item 10.     Executive Compensation......................................... 30
Item 11.     Security Ownership of Certain Beneficial Owners and
             Management..................................................... 31
Item 12.     Certain Relationships and Related Transactions................. 32

PART IV
Item 13.     Exhibits and Reports of Form 8-K............................... 33
Item 14.     Controls and Procedures........................................ 34
Item 15.     Principal Accountant Fees and Services......................... 34

SIGNATURES.................................................................. 35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         Founded in April 1997, Quick-Med Technologies, Inc. ("Quick-Med Technologies" or the "Company") is a life sciences Company focused on developing proprietary, broad-based technologies in the consumer, healthcare, and industrial markets. The Company's two core technologies under development are:
(1) the MultiStat(TM) family of advanced patent methods and compounds, shown to be highly effective in key skin care therapy applications for cosmetic, military, and medical markets; and (2) Novel Intrinsically Microbicidal Utility Substrate (NIMBUS(TM)), a family of advanced polymers bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications.

Quick-Med Technologies believes it is on schedule in executing its staged commercialization strategy for each broad technology. MultiStat(TM) is being developed in a cosmetic product line with an initial anti-aging product under launch. MultiStat(TM) is also being employed in a drug product line, as a post-injury treatment for mustard gas exposure, with the initial product currently under development in a partnership with the U.S. Army. Quick-Med Technologies' NIMBUS(TM) technology has initially been targeted at (a) protecting building materials from rot or mold, (b) an advanced bandage product, and (c) several enhanced consumer products, including personal and oral care products. In each instance, the Company seeks or has employed joint ventures or joint development agreements with leading firms in the respective industry to co-develop and commercialize its products.

Quick-Med Technologies is a publicly traded Company listed under the symbol "QMDT" on the OTC Bulletin Board.

Technology

         First Core Technology: MultiStat(TM)

Matrix metalloproteinases ("MMPs") are naturally occurring compounds in skin tissue. External or internal stimuli can trigger an overproduction of certain MMPs, which can produce chemical reactions within skin cells that induce adverse outcomes such as blistering, inflammation or accelerated collagen degradation. External triggers include prolonged sun exposure as well as chemical burns from warfare agents such as mustard gas. Internal triggers include natural aging where declining estrogen levels, which naturally inhibits MMPs, lead to accelerated skin wrinkling.

There are natural or synthetic compounds that safely inhibit MMP ("MMPIs") overproduction in the skin. These MMPIs can be topically applied to mitigate the affects of triggering mechanisms. The bioscience of MMPI research includes the identification of safe compounds that individually or in combination yield a specific beneficial outcome.

MultiStat(TM) is Quick-Med Technologies' family of patented compounds and techniques relating to MMP inhibition. MultiStat(TM)'s wide array of uses has been documented in a series of clinical findings.

This core technology is being commercialized in the following areas:

     1.  Cosmetic.

MultiStat(TM) has had clinical success in improving the appearance of fine lines and wrinkles associated with the signs of skin aging or deterioration resulting from natural aging or sun damage, and also has significant benefits for use in other conditions, such as skin roughness or redness.

Cosmetic development efforts involve optimizing the composition of the formulation and working with expert consultants in specialized fields of cream and hydrogel formulations, phytoestrogens, MMP-inhibitors, marketing research, and product distribution.

         Quick-Med Technologies has entered into an exclusive five-year agreement with The Collaborative Group, Ltd., to develop, market, and distribute a range of skin care products derived from MultiStat(TM). The Collaborative Group is a leading New York-based specialty chemical company focused on developing and supplying performance ingredients and advanced formulations for the cosmetics industry.

         The agreement has defined a broad product development agenda that combines The Collaborative Group's advanced chemistries and formulation capabilities with Quick-Med Technologies' MultiStat(TM) family of MMPI-related technologies. The resulting formulations are intended to synergistically blend a series of ingredients that have scientifically proven benefits to produce significantly enhanced skin care products.

         The initial phase of the cosmetic product development program has been completed and its first product, a high performance ingredient for cosmetic formulations is in launch. The product, which targets the anti-aging segment, is the first in a series that the venture intends to offer. Other products will target other segments of the personal skin care market.

     2.  Pharmaceutical.

MMP activity has been shown to play a major role in the deterioration of human tissue when exposed to chemical agents such as mustard gas. Ilomastat, a member of the MultiStat(TM) family of patented compounds and techniques relating to MMP inhibition, has been demonstrated to be highly effective with these types of exposures.

     o In November 2000, the Company entered a six-year Cooperative Research and Development Agreement, or CRADA, with the U.S. Army Medical Research Institute for Chemical Defense to develop Ilomastat as a post-injury agent therapy for mustard gas exposures in the skin and eye. Quick-Med Technologies anticipate the sale of the resulting drug product to the U.S. Army, NATO, and other friendly states, as well as for Homeland Defense and Civil Defense worldwide. If F.D.A. approval for mustard gas is obtained, the Company intends to seek approval for related chemical burns to the eye and skin, and then to focus on other indications for which Ilomastat is known to be an effective therapy, such as psoriasis and chronic wounds.

The data and analysis supporting the development of Ilomastat as a post-injury agent for mustard gas includes:

     o   Ilomastat was successful in prior clinical studies of related injuries.

     o The TNO Prins Maurits Laboratory ("TNO") in the Netherlands has conducted experiments showing that Ilomastat was effective in preventing the type of skin disintegration that leads to blistering when tested on human skin samples.

     o The Israeli Institute for Biological Research ("IIBR") has conducted experiments showing that Ilomastat significantly reduced inflammation and blood vessel growth in rabbit eyes following exposure to mustard gas, which would cause blindness if untreated.

     o Ilomastat has passed Phase I and II clinical safety tests for a related ocular indication. Since safety data for Ilomastat already exists, and human clinical trials are not necessary to determine efficacy (that is, F.D.A. animal rule can be invoked in the case of mustard gas), Quick-Med Technologies hopes to accelerate the research and development process.

Second Core Technology: NIMBUS(TM) (Novel Intrinsically Microbicidal Utility Substrate)

The Company's collection of patents, techniques, and other intellectual property
- referred to as NIMBUS(TM) - uses advanced polymer chemistry to bond biologically active molecules onto substrates. Choices of the substrate, the bonded molecules, or the method of bonding creates products that can be modified to produce varying product attributes. The most significant commercial application of NIMBUS(TM) is in creating antimicrobial products. By altering aspects of the formulation, the product can be made to be super-absorbent as well as antimicrobial. Alternatively, the product can be made to have hemostatic properties, or the ability to stop bleeding. A major distinguishing feature of NIMBUS(TM) treated material is that the treated article is safe, the microbicide is highly effective and the active ingredient does not leach off the substrate.

The antimicrobial effect is achieved by coating or impregnating the substrate with a highly effective and safe microbicide in a way that prevents the active ingredient from eluting. The active ingredient is not a heavy metal, which allows it to have wider application than competing products. In numerous clinical studies it has been shown that NIMBUS(TM)-treated materials are not dangerous to humans. As a microbicide, NIMBUS(TM) treated material inhibits bacteria, virus, fungus, and rot or mold due to the action of the microbicide. In wood products, it repels termites because NIMBUS(TM) kills the bacteria that termites require for their digestive systems.

Quick-Med Technologies is commercializing NIMBUS(TM) in a number of industries where the Company believes that the technology provides a solution to a defined need or an opportunity to create premium products. The Company's strategy is to partner or license to major firms in end-markets for adapting and implementing the technology in that industry.

The benefits and potential market applications for NIMBUS(TM) are:

                            POTENTIAL MARKETS FOR NIMBUS(TM)


         HEALTHCARE                        CONSUMER                INDUSTRIAL
         ----------                        --------                ----------

         o   Severe Acute Respiratory      o   Cosmetics           o   Building materials
             Syndrome, or SARS             o   Advanced bandages   o   Wallboard
         o   Human immunodeficiency        o   Feminine care       o   Cellulose
             virus, or HIV                                             insulation
         o   Hemostatic life threatening   o   Baby care           o   Fiber glass
             injuries                      o   Wipes                   insulation
         o   Chronic wound dressing        o   Linens              o   Paper - Pulp,
             Facemask                      o   Food storage            Fiber
         o   Wound dressings               o   Containers          o   Wood preservation
         o   Blood collection containers   o   Paper Towels            Pesticides
         o   Hospital garments             o   Napkins             o   Protective
         o   Surgical drapes and apparel   o   Bedding                 clothing
         o   Catheters                     o   Footwear            o   Wipes
         o   Urinary drainage systems      o   Adult               o   Filters
                                               incontinence        o   Packing materials
                                           o   Oral care           o   Hospitality
                                           o   Footwear                Industry
                                           o   Adult               o   Food service
                                               incontinence        o   Food contact
                                           o   Facemasks           o   Preservative
                                           o   Personal care       o   Protective
                                           o   Clothing                clothing



The Company's initial focus is on commercializing NIMBUS(TM) in the following three areas:

     1.  Industrial - Building material preservation, such as wood, wallboard
         --------------------------------------------------------------------
and insulation
--------------

The building material industry is now seeking safe, nontoxic ways of protecting its products from rot or mold. NIMBUS(TM) technology is an alternative to wood preservation without using Chromated Copper Arsenate, or CCA, and furthermore, prevents termite damage, as termites are repelled by the active ingredient. Similarly, NIMBUS(TM) can be bonded to wallboard or home insulation to provide a novel solution to the emerging problem of mold growth in homes, office buildings, and/or other locations.

     o Quick-Med Technologies has entered into non-exclusive Joint-Development Agreements during 2003 with leading firms in the wood preservation, wallboard, and insulation industries to use NIMBUS(TM) technology to protect against mold, rot, and termites. In each instance, the technology is to undergo further research and development, potentially followed by a commercial agreement to be negotiated based on the success of the technology in specific product applications.

     o Quick-Med Technologies has initiated testing materials treated with NIMBUS(TM) technology to determine its ability to assist in replacing treatments currently in commercial use, such as arsenic, that have potential toxic environmental effects.

     o Prevention of Mold. Independent tests illustrate that NIMBUS(TM)-treated paper or wallboard prevents or retards the growth of mold.

     2.  Medical - Wound dressings
         -------------------------

The Company is developing advanced portfolio of advanced wound dressings (bandages) that are antimicrobial, super-absorbent and hemostatic, suitable for application on severe and life threatening wounds received in both military and civilian activities. Clinical testing by the Company has confirmed the effectiveness of the technology. The Company is seeking to commercialize or license the product(s) with a major medical device manufacturer. The Company is developing other medical applications of NIMBUS(TM) that include such products as advanced face masks for use in medical or nursing facilities or even as consumer products in the post 9-11, and post SARS world.

     3.  Consumer - Personal care products such as skin care, cosmetics and
         ------------------------------------------------------------------
oral care
---------

The Company is aggressively pursuing NIMBUS(TM) applications in the consumer and personal care market. The initial focus will be to develop NIMBUS(TM) as a preservative in personal care products such as cosmetics, odor control, soaps, shampoos, and wipes. Other applications will include adult incontinence, feminine care, and baby care as well as in paper and fabric applications such as paper towels, napkins, napery, bedding, linens, footwear, apparel.

Quick-Med Technologies is negotiating with several firms in the personal care industry for commercializing NIMBUS(TM) either as a license or joint venture in a range of consumer applications. This would allow the company to gain deep access to key customer relationships as well as facilities and technical specialists in consumer applications.

Business Model

         Through its technologies and multiple strategic partnerships, Quick-Med Technologies employs a business model intended to allow it to operate under shorter timelines and consequently reduced costs. This should provide maximum capital and efficiency. The Company also has the strategic position of product breadth over a wide variety of markets, believing that the diverse applications of its MultiStat(TM) and NIMBUS(TM) technologies could enable it to market its products across multiple industries, provided that the necessary regulatory approvals are obtained where necessary. Specifically, Quick-Med Technologies develops core technologies with multiple applications in large consumer, healthcare, and/or industrial markets. To accelerate R&D, the Company has retained leading researchers in target markets with advanced technologies to test and prototype attractive products.


The Company is currently developing its two core technologies, MultiStat(TM) and NIMBUS(TM), while seeking leading industry partners to further progress and commercialize in end-markets. This strategy is intended to enable the Company to diversify and extend its reach, while not diluting internal development efforts. This also serves to multiply the resources of the Company by leveraging product development, sales, and marketing personnel in its partner companies. Consistent with this philosophy, the Company does not intend to manufacture or distribute the final products, but rather outsource these activities, while focusing its attention solely on developing and commercializing its core technologies and/or others in which Quick-Med Technologies Inc. can develop a competitive advantage that is highly marketable and can be patent protected.

Headquarters, Executive Offices, and Employees

         Quick-Med Technologies possesses an executive and scientific team that has experience in its target markets or in key disciplines of life science, business management, law, and military affairs. The Company is able to work expeditiously vis-a-vis its strategic partnerships with leading academic and/or business organizations. It's headquarter is in Gainesville, Florida. The Company also functions through scientific contract laboratories in the United States and throughout Europe and the Middle East.

Government Regulation

The research and development, manufacture, and marketing of human pharmaceutical and diagnostic products and devices are subject to regulation primarily by the F.D.A. in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, research and development activities and the testing, manufacturing, safety, handling, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of the products that Quick-Med Technologies is developing.

Noncompliance with applicable requirements can result in refusal to approve product licensing or revocation of approvals previously granted. Noncompliance can also result in fines, criminal prosecution, recall or seizure of products, total or partial suspension of production, or refusal to enter into additional contracts with Quick-Med Technologies.

The F.D.A. approval process for biomedical devices has historically been costly and time consuming. Recently, the F.D.A. has shortened the approval process for medical devices to approximately six months from the normal 18 months required for drug products. Under current law, each medical product-manufacturing establishment must be registered with, and be determined to be adequate by the F.D.A. before the product is approved.

Quick-Med Technologies has not filed for regulatory approval of any potential product as none of its products have reached the development stage requiring a filing or are exempt from filing requirements. Any regulatory approvals that Quick-Med Technologies receives for a product may be subject to limitations on the indicated uses for which the product may be marketed. After Quick-Med Technologies and/or its partner obtains marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the F.D.A. and other regulatory authorities. If previously unknown problems with the product or with the manufacturer or facility are discovered, restrictions on the product or manufacturer may result, including an order to withdraw the product from the market. If Quick-Med Technologies and/or its partner fail to comply with applicable requirements, it may be fined, suspended or subject to withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Quick-Med Technologies has a three part strategy to ensure it complies with government regulations and minimizing the time required for regulatory approval of its products:

Quick-Med Technologies has retained law firms specializing in regulatory affairs activities affecting the pharmaceutical, cosmetic, and medical device industries. These firms will assist Quick-Med Technologies with the following regulatory activities when required:

     o Regulatory Strategy and Liaison with F.D.A. and the Environmental Protection Agency, or E.P.A.;

     o   Non-clinical and clinical program assessment/development;

     o   Non-clinical and clinical protocol review/monitoring of studies;

     o   Regulatory affairs management/guidance;

     o   Product development and launch strategy;

     o   Validation of methods/processes;

     o   Product development strategies/assessment;

     o   Product compliance; and Label and labeling compliance.

For two of its planned products, Quick-Med Technologies is working in cooperation with the U.S. Army Medical Research Institute for Chemical Defense under the CRADA agreement.

Quick-Med Technologies intends to only develop working arrangements with individuals and organizations that already have satisfactory records in government regulatory compliance or approvals.

Company Milestones

09/24/03 - The Company announced that it has entered an agreement with DermaCo, Inc. a specialty dermatology company, to license patents that will broaden the applicability of the Company's MMPI technology in skin care markets.

07/01/03 - The Company announced that, working through its partner, the Collaborative Group Ltd., it has completed the initial phase of its cosmetic product development program and has launched its first product -- a high performance ingredient for cosmetic formulations. Based on demonstrated effectiveness over competing products, pre-marketing response from potential customers in the cosmetics industry the response has been very positive.

06/24/03 - The Company announced it has entered into a Joint Development Agreement with a leading firm in the wallboard industry for developing the Company's NIMBUS(TM) technology. The agreement calls for a six-month period of additional research and development, followed by a commercial agreement to be negotiated based on the success of the technology in product applications.

06/24/03 - Quick-Med Technologies announced reported that independent tests have shown its NIMBUS(TM) technology to be highly effective in preventing mold in building materials. The test results reported today were performed by Biological Labs Services, an independent testing service based in Minneapolis, MN, in accordance with industry- standard test, ASTM D3273.

06/03/03 - Quick-Med Technologies announced that its compound MultiStat(TM) has passed 2nd clinical test for treating exposure to mustard gas. The experiments, which were conducted at The Israel Institute of Biologic Research ("IIBR"), demonstrated the ability of Ilomastat to prevent severe deterioration in rabbit eyes exposed to mustard gas vapor.

04/22/03 - Quick-Med Technologies announced that its compound MultiStat(TM) has passed key tests demonstrating that Ilomastat was effective in preventing the type of skin disintegration that leads to blistering from exposure to mustard gas. These tests were conducted by the TNO Prins Maurits Laboratory, an independent research facility in the Netherlands focused on medical countermeasures.

04/15/03 -- Quick-Med Technologies announced its postponing of the debt financing it announced in March 2003, turning to lower-cost alternatives, including committed funding from senior officers of the Company through 2003. This development follows growing business momentum at the Company as well as other newly emerged low-cost funding sources.

03/18/03 - Quick-Med Technologies announced it had entered into a non-exclusive Joint Development Agreement with a leading firm in the wood preservation industry for developing the Company's NIMBUS(TM) technology. Previous independent tests have shown NIMBUS(TM) to be effective in protecting wood from rot and termite damage.

02/11/03 - Quick-Med Technologies entered into the next phase of its fast track program for developing a post-injury agent for mustard gas injuries. The program is being run jointly with the U.S. Army under a Cooperative Research and Development Agreement, or CRADA. This next phase of the program is a multi-pronged effort to deliver an effective therapy by 2004. This includes the anticipated acquisition of existing Phase I and Phase II clinical safety data, formulation analyses for the skin and eye, and Company sponsored efficacy experiments being independently carried out by defense-affiliated research laboratories in Israel and the Netherlands.

12/03/02 - Quick-Med Technologies entered into a licensing agreement with the University of Florida at Gainesville that will give the Company exclusive worldwide rights for the manufacturing, marketing, and distribution of its NIMBUS(TM) and topical MultiStat(TM) technologies.

11/19/02 - Quick-Med Technologies' received US$650,000 of new equity through conversion of debt as part of a restructuring of a finance agreement with Euro Atlantic Capital Corp.

09/09/02 - Quick-Med Technologies announced distribution agreement with The Collaborative Group, Ltd.

09/04/02 - Quick-Med Technologies announced commencement of trading on the OTC Bulletin Board under the symbol "QMDT".


ITEM 2.  DESCRIPTION OF PROPERTY

Intellectual Property: Patents and Exclusive License Patents

         Quick-Med Technologies' strategy is to obtain original patents or exclusive composition and use licenses to practice patents relating to core technologies and their use in targeted applications. These patents or licenses provide the legal basis for Quick-Med Technologies to develop and commercialize its products.

If a promising invention has been discovered but proper testing results have not been obtained, a provisional application may be filed. A provisional patent is a filing that demonstrates intent to patent and to secure the idea, and the inventor is given up to one year to apply for a permanent patent. If the patent applied for is approved, the date that is assigned is the original filing date of the provisional patent. Quick-Med Technologies has filed and owns the rights to original patent applications for:

     o Compositions for treating skin and eyes exposed to mustard gas and other vesicants.
     o An advanced non-estrogenic topical cream skin care product, for the improvement of the appearance of lines and wrinkles.
     o A super-absorbent polymer antimicrobial wound dressing for use in wound care products.
     o   Antimicrobial wallboard and lumber treatment methods.
     o A method and composition for treating insect populations to control pathogens.
     o   A method and composition for inhibition of TNF-alpha converting enzyme.

Several of these patent applications are now under examination at the U.S.A. Patent Trading Office, or PTO. The Company has a non-binding informal indication that several claims pertaining to topical skin creams will be allowed and a patent issued. A patent for NIMBUS(TM) as been awarded in EurAsia (i.e. the former Eastern Block countries.) All other patents and claims not yet awarded are still in prosecution.

Agreement With The University Of Florida

         Presently, Quick-Med Technologies owns an undivided one-half interest in the aforementioned patent applications. University of Florida Research Foundation owns the other one-half undivided interest, but that interest has been exclusively licensed to Quick-Med Technologies.

Licensed Patents

         Quick-Med Technologies has an executed license agreements with the University of Florida at Gainesville, DermaCo, Inc. and Dr. Richard Galardy, to practice certain rights under patents relating to a family of MMPIs. Quick-Med Technologies is using these rights to develop both the cosmetic anti-aging products and vesicant skin treatment products. The United States and foreign patent rights, including but not limited to Germany, Spain, France, United Kingdom, and Italy have been licensed to Quick-Med Technologies for these applications.

                     QUICK-MED TECHNOLOGIES - U.S.A. PATENTS

NO.              EXPIRATION DATE          DESCRIPTION
---              ---------------          -----------

5,183,900        November 21, 2010        MMPIs
5,189,178        November 21, 2010        MMPIs
5,239,078        November 21, 2010        MMPIs
5,268,384        December 7, 2010         Inhibition of angiogenesis by
                                          synthetic MMPIs
5,270,326        November 21, 2007        Treatment for tissue ulceration
5,696,147        December 9, 2014         Inhibition of angiogenesis by
                                          synthetic matrix
5,773,438        June 30, 2015            Synthetic MMPIs and use there of MMPIs
5,89,112         April 6, 2016            Process for preparing synthetic MMPIs


                          RELATED INTERNATIONAL PATENTS

                 NO.                      EXPIRATION DATE

                 273685 (Japan)           November 21, 2011
                 4501333 (Japan)          November 21, 2011
                 652016 (Australia)       November 21, 2011
                 1971367 (Japan)          November 21, 2011
                 EPO558681 (Europe)       November 21, 2011


Protective Agreements with Employees, Consultants and Other Firms

         All of Quick-Med Technologies' employees and consultants have signed agreements that assign to Quick-Med Technologies all intellectual property rights to any inventions or other proprietary information in any area in which that person is working with Quick-Med Technologies. None of these agreements provide for the payment of any royalties. Dr. Gregory Schultz and Dr. Christopher Batich, who are on the faculty of the University of Florida at Gainesville, are the only consultants who currently have any rights in any intellectual property that may be shared with Quick-Med Technologies. Dr. Schultz and Dr. Batich may be paid a royalty out of the royalties that may be paid by Quick-Med Technologies to the University of Florida.

In any dealing with another firm or other entity in which confidential Intellectual Property ("IP") is disclosed, the Company assures the maximum of IP protection through confidentiality agreements.

In cases where partial funding or research support an the invention was provided by the U.S. Government, then the Company may not be able to charge a royalty on resulting products sold to the Government, but is compensated solely through product sales.

In the case of the University of Florida, which is a state run University, by statue, all employees of the University must assigned back all IP right's developed within their field of expertise. In November 2002, Quick-Med Technologies entered into a licensing agreement with the University of Florida at Gainesville that will give the Company exclusive worldwide rights for the manufacturing, marketing, and distribution of its NIMBUS(TM) and topical MultiStat(TM) technologies.

Physical Property: Plant and Equipment

         The Company owns no properties and at this time and have no agreements to acquire any properties.

Quick-Med Technologies occupies 500 square feet at 401 N.E. 25th Terrace, Boca Raton, Florida. Space is provided to us at $575 per month by David S. Lerner, Quick-Med Technologies' president.

Quick-Med Technologies has leased 2,430 square feet of an equipped laboratory space in Gainesville, Florida pursuant to a two-year lease with payments of $1,124 per month. In April 2003, Quick-Med Technologies leased additional laboratory space on the same facility for a monthly payment of $515 per month. Quick-Med Technologies spent approximately $12,000 for leasehold improvements and equipment for the lab.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation. The Company received notice from an attorney for Dr. Harry Phillips, a shareholder of the Company, seeking repayment of certain funds that he claimed were loaned to the Company. The Company has never entered into any transaction with Dr. Phillips. Dr. Phillip's son, Andrew Phillips was a partner of Euro Atlantic Capital Corporation ("Euro Atlantic"), a Florida-based merchant bank, which was a promoter for the Company's merger with Above Average Investments, Inc. in 2002. Euro Atlantic loaned the Company approximately $650,000, which was converted into common stock in November 2002 pursuant to a written agreement between the Company and Euro Atlantic. Euro Atlantic had agreed to raise $2,000,000 of equity capital for the Company by September 2002 but to date as only raised approximately $900,000. Euro Atlantic had also agreed to place 1,000,000 shares of common stock in escrow pending the raising of such capital. The Company believes that Dr. Phillips does not have any meritorious claims against the Company and if a claim is brought, the Company intends to file claims against Euro Atlantic since it acted as a principal in all transactions with the Company and represented that all funds invested were its funds.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Quick-Med Technologies is a publicly traded company listed under the symbol "QMDT" on the OTC Bulletin Board. The following table sets forth the range of high and low closing sale price as reported by the OTC Bulletin Board for our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

                                                   HIGH         LOW

                  September 4 to September 30     $5.00        $4.50
                  October 1 to December 31        $5.00        $0.60
                  January 1 to March 31           $1.40        $0.55
                  April 1 to June 30              $1.12        $0.50


Dividends

         Quick-Med Technologies has not paid any cash dividends on its common stock since its inception. Quick-Med Technologies presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on Quick-Med Technologies' earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Sales of Unregistered Securities

         In February 2002, the Company issued 10,260,000 shares of common stock to 17 individuals pursuant to the acquisition of Quick-Med Technologies.

In April 2002, the Company issued an aggregate of 7,500 shares of common stock to two persons for services provided prior to that date.

In January 2002, Michael R. Granito ("Mr. Granito"), chairman of Quick-Med Technologies, executed a convertible line of credit agreement where he agreed to fund up to $750,000. All amounts due are convertible at $1.00 per share. At June 30, 2003, $750,000 has been borrowed and the note has not been converted.

In November 2002, the Company issued 100,000 shares of common stock to Euro Atlantic for $100,000.

In November 2002, Euro Atlantic converted $650,000 of the bridge financing plus $25,000 accrued interest into 675,000 shares of common stock.

In January and February 2003, the Company sold 67,500 shares of common stock to two accredited investors for cash.

In January 2003, a convertible note of $30,855 including interest from an affiliated company owned by David Lerner, the Company's President was converted into 30,855 shares of common stock.

In May 2003, the Company issued an aggregate of 23,750 shares of common stock to two persons for services provided prior to that date.

In May 2003, the Company issued 500,000 shares of common stock for $250,000 of cash to an entity directly owned by Mr. Granito.

In July and August 2003, we issued 115,000 shares of common stock for $45,487 of cash to David S. Lerner ("Mr. Lerner"), the Company's president.

In September 2003, the Company issued 1,000,000 shares of common stock for $250,000 of cash to Mr. Granito.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

         Set forth in the table below is information regarding awards made through compensation plans or arrangements through June 30, 2003, the most recently completed fiscal year.

----------------------------------------------------------------------------------------------
                         Number of securities    Weighted average        Number of securities
                         to be issued upon       exercise price of       remaining available
                         exercise of             outstanding options,    for future issuance
                         outstanding options,    warrants and rights     under equity
                         warrants and rights     (b)                     compensation plans
                         (a)                                             (excluding securities
                                                                         reflected in column
                                                                         (a)
----------------------------------------------------------------------------------------------
Equity compensation      1,980,000               $3.23                   1,860,000
plans approved by
security holders
----------------------------------------------------------------------------------------------
Equity compensation      N/A                     N/A                     N/A
plans not approved by
security holders
----------------------------------------------------------------------------------------------
Total                    1,980,000               $3.23                   1,860,000
----------------------------------------------------------------------------------------------

The 2001 Stock Option Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2001 Plan. The 2001 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2001 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of 2001 and methods of exercise. Options must vest within ten years. Under the 2003 Plan, the exercise price may not be less than fair market value on the date of grant for incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2001 Plan available for grant at June 30, 2003 was 1,860,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

         The following discussion should be read in conjunction with Quick-Med Technologies' audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Quick-Med Technologies cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of Quick-Med Technologies, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Quick-Med Technologies' control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Quick-Med Technologies. Quick-Med Technologies disclaims any obligation to update forward-looking statements.

Overview

         Quick-Med Technologies intends to fund the research efforts necessary to develop the planned products, administer the patent process, subcontract the manufacture of its products and, in many cases, enter joint ventures or licenses with other companies to move products to the marketplace. Quick-Med Technologies itself does not intend to manufacture and distribute final products. Quick-Med Technologies intends to focus its attention on the value-added activities of developing and commercializing new core technologies. Scientific experts in relevant fields will be identified and retained through consulting contracts. Senior management will be identified to ensure broad experience in all aspects of the business. Cash expenditures have been kept relatively low because Quick-Med Technologies has been compensating non-executive management and the scientific team mostly in equity, and not in cash salaries and benefits.

Quick-Med Technologies' vision is to maximize human health initiatives through the rapid identification and development of its core technologies, followed by the commercialization of those technologies through strategic partnership, licenses, joint ventures, or co-development agreements.


Summary of Business Developments

         The Company believes that it is on plan in commercializing its two core technologies -- NIMBUS(TM)and MultiStat(TM)

Technology: MultiStat(TM)

         MultiStat(TM) is the Company's family of patented compounds and techniques for MMPI-related skin care applications, which is being commercialized in both the cosmetics/personal skin care and pharmaceutical markets.

In the cosmetics/personal skin care category, the Company has a distribution agreement with the Collaborative Group, a specialty chemical company providing ingredients and advanced formulations to the skin care industry. The agreement called for a period of product development followed by an aggressive marketing and sales effort for various skin care products. The first phase of product development was substantially complete in June 2003 and the venture launched its first product in Q3 2003, EquiStat(TM) - a high performance ingredient for anti-aging skin care products, which meets or exceeds efficacy expectations. Through August 2003, the market reception to EquiStat(TM) has been positive with at least 3 nationally recognized brands indicating, although not yet committing, to utilize EquiStat in product launches during 2004. Numerous other companies are currently evaluating EquiStat(TM) for inclusion in 2004 and beyond. EquiStat(TM) has already been formulated in a small volumes of skin care products sold over television shopping network and has produced a small level of sales during the first 3 months of sales and marketing. The Collaborative Group believes that it will be able to fulfill its sales objectives as outlined in the distribution agreement with Quick-Med Technologies.

In the pharmaceutical area, the Company has a Cooperative Research And Development Agreement, or CRADA, with the U.S. Army Medical Research Institute for Chemical Defense at Edgewood, MD, to develop a post-injury agent for mustard gas exposures to the eye and skin. The drug development plans entails combining pre-existing safety data (Completed Phase I and II/III studies of the same formulation but used for a related ocular condition) with efficacy data derived from animal models. (Animal data is expected to be allowed by the FDA because mustard gas cannot be tested in human subjects.) During the 9-month ended June 30,2003 the proposed drug was found to be successful in initial efficacy studies conducted in Israel and the Netherlands. Additional efficacy tests should be completed by Q1, 2004. Based on the successful efficacy findings to date and the known safety profile of the proposed drug product, the U.S. Army's drug procurement office has expressed significant interest in the drug product. The Company is currently negotiating with the owner of the pre-existing safety data to acquire full rights to the data for use in the drug development program. The Company is expecting various submissions to the F.D.A. and to seek approval for the drug during 2004, for possible sale to the U.S. Government as early as fiscal 2005, which commences in October 2004.

Technology: NIMBUS(TM) - Novel Intrinsically Microbiocidal Utility Substrate

         NIMBUS(TM) refers to a family of advanced polymers that can be bonded onto a variety of substrates to cause the treated article to be antimicrobial, super-absorbent or hemostatic. The Company believes that NIMBUS(TM) has applications in numerous end industries but is currently focused on three key end industries.

     1. Bandages, Wound Dressings and Related Products: Bandage products that use NIMBUS(TM)technology have undergone proof of concept testing to demonstrate unique or superior characteristics and as a result, the Company is working with several domestic and one European firm that specialize in healthcare and medical device products as well as hospital supplies. It is believed that the regulatory approval process in this arena will be simplified by the existence of predicate devices that may fast track F.D.A. approval. The Company is seeking to finalize and/or enter joint development agreements or license negotiations with key firms that will serve as partners in commercializing NIMBUS(TM)in the end market.

     2. Building Materials: The growing concern over mold or toxic compounds is causing many companies in this industry to examine ways to protect their products. The Company has Joint Development Agreements in place with several major firms in the building materials industry, including preserved wood and wallboard, and is in negotiation with several others, including insulation companies and diverse wood products manufacturers. The development efforts are at various stages of maturity, wallboard being the most advanced with efficacy testing successfully completed and significant effort underway to implement the technology in the partner company production processes. NIMBUS(TM)continues to be tested in the wood preservation arena where it is common for testing protocols to take several years to reach conclusion. NIMBUS(TM)is now being tested for effectiveness in the insulation and wood products categories, where discussions are actively underway with potential business partners who are showing interest in this technology.

     3. Personal Care Products: NIMBUS(TM)is being commercialized in several ways in the personal care industry. The Company believes that the greatest opportunity may be as a preservative in cosmetic or other topical products. A common preservative in that market -- parabens -- are likely to be withdrawn from the market due to health concerns, and as a result, the industry is seeking alternatives. NIMBUS(TM)is attractive for this market as it takes a novel approach by bonding the active microbicide to other ingredients in the preparation, thus preventing growth of microbes, but it is safe to humans and cannot be absorbed into the skin the way competing preservatives can. NIMBUS(TM)is being actively studied by a several major personal care or cosmetics manufacturers as a preservative. The Company is also working on other opportunities in personal care including use in soaps and shampoos (where it has developed new emulsion technologies to effectively deliver the NIMBUS(TM)), oral care and wipes.

The Company has been recently approached by two competing firms in the business of providing antimicrobial technologies for possible collaboration or licensing. These opportunities are being evaluated. In addition, the Company has begun to be approached by end-market companies for possible application of the technology.

Quick-Med Technologies believes that NIMBUS(TM) technology is timely as numerous end markets have begun to have concern about bacteria, mold or the toxicity of existing approaches. The Company plans to first pursue opportunities where speed to market is greatest and regulatory barriers are lowest. Regulatory difficulty is lowest in the preservatives arena, followed by bandages and wound dressings, followed by building materials or other areas. (If an antimicrobial public health claim is made by the product, the E.P.A. pesticide regulations will apply.

Critical Accounting Policies and Estimates

         The preparation of the Company's financial statements requires for Quick-Med Technologies to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. Quick-Med Technologies bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Quick-Med Technologies believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. The Company's accounting for stock compensation requires for Quick-Med Technologies to estimate the value of the shares issued and the value of intangible assets require the Company to continually assess whether such assets are impaired.

Results Of Operations

         YEAR-ENDED JUNE 30, 2003

Quick-Med Technologies had no sales for the year ended June 30, 2003 as its products are still in the development stage.

Quick-Med Technologies reported an operating loss of ($4,260,177) for the year ended June 30, 2003. The operating loss was due to a combination of a significant stock-based compensation, an accelerated spending in research and development, a substantial interest expense and an increased general and administrative expenses as operating level increased. The significant stock-based compensation was resulted from a non-cash expense 1,758, 539 for issuance of stock options in lieu of cash compensation to the board of directors, management and the consultants. The research and development expense of $618,076 for the year ended June 30, 2003 was accelerated as the Company added more personnel during the year and stepped up its research and development through various product developments. As part of the research and development expense, Quick-Med Technologies incurred $250,000 of its proportionate share as part of the product development and distribution agreement with the Collaborative Group to further develop a cosmetic product. Further, the Company expensed approximately $62,000 for post-injury mustard gas exposure treatment research testing conducted by third parties. General and administrative expenses of $807,769 included a $125,000 salary of a full-time president, an approximately $87,000 in directors and officers liability insurance, a $86,000 in consulting fees, a $81,000 in patent maintenance fees and related legal expenses, an approximately $96,000 in public relations and expenses related to being a public company. Additionally, approximately $81,000 was incurred in accounting and audit fees. Further, Quick-Med Technologies incurred $50,000 in fees to the licensors in order to maintain its rights under the license agreement as the Company anticipated that it will not meet all the developmental milestones at June 30, 2003. Quick-Med Technologies expects that costs will continue to increase as its product development efforts continue to increase and additional employees are hired to staff the research lab.

Interest expense for the year ended June 30, 2003 was $1,036,025 due to the conversions of the notes payable to shareholders of $673,710 in principal balance and $29,974 in related accrued interest into common stock. As a result of these conversions, the Company took a charge of $965,559 of non-cash interest expense. Additionally, Quick-Med Technologies had a larger outstanding balance as June 30, 2003 as compared to June 30, 2002.

Net loss for the year ended June 30, 2003 was ($4,260,177) or $.32 per share.


SIX MONTHS ENDED JUNE 30, 2003

         Quick-Med Technologies had no sales for the six months ended June 30, 2002 as its products are still in the development stage.

Quick-Med Technologies reported an operating loss of ($903,833) for the six months ended June 30, 2002. The operating loss was due to a non-cash expense of $445,276 in stock-based compensation in lieu of cash to directors, management and consultants, an accelerated research and development expense of $120,658 and an approximately $289,000 in general and administrative expenses. Quick-Med Technologies expects that costs will continue to increase as it product development efforts continue to increase.

Interest expense for the six months ended June 30. 2002 was approximately
$28,000.

Net loss for the six months ended June 30, 2002 was ($903,833) or ($.07) per share.

Liquidity and Capital Resources

         At June 30, 2003, Quick-Med Technologies had a working capital deficit of ($2,128,388), primarily due to loans of $1,300,200, a license fee payable of $160,000 and accounts payable of $607,241. At June 30, 2003, Quick-Med Technologies had a stockholders' deficit of ($1,754,811). A substantial portion of the deficit was due to non-cash stock compensation expense and non-cash interest expense due to the notes payable conversions described below and above.

Cash used by operating activities was $1,192,693 for the year ended June 30, 2003. Net cash used by investing activities was $2,746 for a purchase of fixed assets, and $51,894 for additional licensing rights, the filing fees and related legal fees of new patent applications. Net cash provided by financing activities was $1,283,200 of which $885,200 was from notes payable and $398,000 from the issuance of common stock for cash.

During the next six months, the Company will be seeking additional outside funding either from financial or strategic investors. The firm is in dialog with several entities that may seek a strategic stake in the NIMBUS(TM) technology.

In order to obtain funding for particular applications of either its NIMBUS(TM) or Multistat(TM) technologies, the Company pursues applicable federal grants under either the SBIR or STTR programs.

To date, Quick-Med Technologies has funded its activities principally from loans totaling approximately $1,309,500 from shareholders and an affiliated company and a $650,000 loan from a merchant banking firm. The funds have been loaned with 6% interest. The loan from the investment banking firm was converted in November 2002 into common stock at $1.00 per share.

At June 30, 2003, Quick-Med Technologies had an outstanding loan balance of $1,300,200 with Mr. Granito, of which $750,000 was from a line of credit fully utilized by the Company. The line of credit agreement provides that the outstanding balance is convertible into common stock at $1.00 per share at Mr. Granito's option. At June 30, 2003, no conversion of common stock had taken place. In October and November 2002, the Company entered into an additional short term borrowing arrangement with the Chairman for up to $500,000 at 6% interest, due July 1, 2003. It was secured by the assets and revenues of the Company. The additional short term borrowing without a conversion privilege was considered as an extension of a line of credit of $750,000 as part of a single financial instrument. As of June 30, 2003, the line had been extended to $550,200 and was fully utilized by the Company. So far, the Company has not repaid any amounts to the Mr. Granito; the entire combined borrowing of $1,300,200 (excluding interest) is due to Mr. Granito.

In September 2003 the Company negotiated a successor agreement with Mr. Granito regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $625,000 are consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The maturity date of the loan will be extended if the Company is unable to repay the loan at that time. The convertible note is secured by the assets and revenues of the Company and will be remained as the senior-most debt obligation. The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share) and 50% over the share price at which the Company would normally price its restricted common stock based on a discount to the prior 20 day average trading price. The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the lender to provide additional funding to the Company by purchasing restricted common stock at prices to be agreed to by the Company or by other means.

During the fiscal year ended June 30, 2003, Quick-Med Technologies raised approximately $398,000 through the issuance of common stock, of which $250,000 was from an entity owned by the Chairman.

In January 2003, Mr. Lerner, converted its outstanding loan balance of $26,191 plus accrued interest into approximately 30,855 shares of common stock at the conversion rate of $1.00 per share.

In September 2003, the shareholder loan payable of $9,300 plus accrued interest has been converted into restricted common stock at the conversion rate of $0.25 per share.

In September 2003, approximately $27,000 of accounts payable was paid by the issuance of 50,000 shares of restricted common stock.

To date, Quick-Med Technologies has been able to meet its obligations on a timely or delayed basis, as funding has been made available on an as needed basis. However, Quick-Med Technologies cannot assure the investor, that Mr. Granito will continue to provide funding beyond the amount of the revolving note agreement.

Quick-Med Technologies received $650,000 of bridge financing from Euro Atlantic. On November 16, 2002, Quick-Med Technologies and Euro Atlantic entered into an interim agreement to restructure its relationship. Under the revised terms, Euro Atlantic converted the notes in the principal amount of $650,000 plus $25,000 accrued interest into 675,000 shares of common stock and such amounts will be applied to the $2 million of equity financing that Euro Atlantic committed to provide. The deadline for providing the remaining amounts up to $2 million was extended to May 4, 2003. As of June 30, 2003, Euro Atlantic has raised a total of $850,000 including the $650,000 from the conversion of its $2 million commitment and the Company believes it is unable or unwilling to fulfill its obligations. As of September 2003, Quick-Med Technologies and Euro Atlantic have continued to discuss ways by which Euro Atlantic may fulfill its obligations to Quick-Med Technologies.

Contractual Obligations and Commercial Commitments

         The following tables summarize our contractual obligations and commercial commitments as of June 30, 2003:

------------------------------------------------------------------------------------------------------
Significant Capital Obligations     Total     Within 1 Year    2-3 Years    4-5 Years    After 5 Years
------------------------------------------------------------------------------------------------------
Capital Leases                     $    --
------------------------------------------------------------------------------------------------------

Operating Leases                   $ 3,351       $    --        $    --      $    --        $    --
------------------------------------------------------------------------------------------------------


         The Company is committed under leases for its Gainesville, Florida office and lab. The lease expires in March 2004. The Company does not have any capital leases.

Recent Pronouncements

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The disclosure provision of SFAS No. 148 has been adopted by the Company with appropriate disclosure included in the financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003.

The Company believes that the ongoing application of these Statements will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Plan of Operation

RESEARCH AND DEVELOPMENT

Over the next 12 months Quick-Med Technologies intends to continue the development of its two core technologies. Assuming it raises sufficient funds, product development activities are expected to accelerate. Quick-Med Technologies has been modestly expanding its research facility in Gainesville, Florida near its University of Florida researchers, but will continue its research and development with existing and new partners in order to conserve resources. For each potential product, Quick-Med Technologies will continue to monitor the appropriate time to enter into negotiations towards a license agreement with a joint venture partner such as with the Collaborative Group. To the extent that Quick-Med Technologies enters into a joint venture agreement, it is anticipated that the partner will assume some or all of the development costs in exchange for a percentage of the profits for that product. These ventures will have the effect of decreasing cash flow over the near term and long term, but will help sustain Quick-Med Technologies' operations since it should be able to devote its limited resources to more projects than it could otherwise do without partners.

Quick-Med Technologies anticipates hiring additional employees, and expects to retain scientific and product marketing consultants on a project basis over the next year. These consultants will be paid on an hourly, milestone or project basis in cash or equity. Quick-Med Technologies currently employs five scientific consultants on a part-time basis. Their consulting fees range from $36,000 per year to $72,000 per year in cash and shares of stock. The agreements also provide for bonuses of up to $10,000 per year. In order to conserve its cash, Quick-Med Technologies intends to seek employees who are willing to receive a combination of cash and equity for compensation. Bonuses may be awarded for achievement of milestones such as entering into a license agreement or receipt of regulatory approval for a particular product.

         TECHNOLOGY: MULTISTAT(TM)
COSMETIC

In August 2002, Quick-Med Technologies entered into an exclusive five-year product, manufacturing and distribution agreement with The Collaborative Group, Ltd. (the "Collaborative Group"), a leading specialty chemical company focused on supplying ingredients and advanced formulations to a variety of products within the cosmetic industry. Under the agreement, a product line is being developed using a combination of the Collaborative Group's advanced chemistries and formulation capabilities with Quick-Med Technologies' MultiStat(TM) family of MMPI-related technologies. Quick-Med Technologies is required to pay to Collaborative an additional $100,000 over the next 10 months for research and development pursuant to the Distribution contract signed in August 2002.

         The Collaborative Group will conduct its work pursuant to a work plan agreed to by the parties that outlines a series of personal skin care products for development and launch. The initial phase of the cosmetic product development program has been completed with the first formulation in launch - a high performance ingredient for cosmetic formulations. This product is not currently expected to require FDA approval. The plan for the next 12 months is predominantly to aggressively sell this first product. The Company expects that other products will be developed and readied for launch during 2004 and beyond.

PHARMACEUTICAL

For the sulfur mustard post-injury agent treatment, Quick-Med Technologies will continue its development pursuant to the Cooperative Research and Development Agreement, or CRADA, with U.S. Army Medical Research Institute of Chemical Defense. The CRADA provides that research is done by Quick-Med Technologies in consultation with the U.S. Army.

Over the next 12 months the plan will be to continue developing the efficacy data in clinical experiments using animal models. At the same time, the Company is negotiating to acquire pre-existing safety data. The Collaborative Group is assisting Quick-Med on manufacturing and packaging. The Company expects to have the requisite data package and development program available for submission to the F.D.A. in H1 2004 and to seek approval for an ocular drug treatment during Q4 2004. The Company will seek funding from the U.S. Government for purchase of drug product during fiscal 2005, which begins in October 2004. After it has made sufficient progress on the ocular indication, the Company will initiate research and development on a drug for skin exposures.

TECHNOLOGY: NIMBUS(TM)

         For the NIMBUS(TM) technology, Quick-Med Technologies will continue its product development at its own and outside laboratories with the intent of seeking to commercialize this potential product in collaboration with end-market manufacturers. Preliminary discussions have commenced with potential partners. If research and product development are successful, and any required regulatory approvals obtained, first products may be ready for commercialization by 2004.

The research and development on NIMBUS(TM) is focused at present in three areas: bandages, building materials and personal care products. In bandages, the area of focus will be new high technology products that are antimicrobial while being either super-absorbent or hemostatic. In building materials, the areas of immediate focus will be wallboard, where the company has made the greatest progress, followed by insulation and wood. In personal care, the plan will be to focus on use of NIMBUS(TM) as a preservative and in other personal care products such as shampoos, deodorants and soaps. During the next 12 months, the Company seeks to have developed proof-of-concept product applications and license (or similar) agreements with at least one firm in each of these categories.

Quick-Med Technologies will seek additional business partnerships in the bandage and personal care/preservatives categories to accelerate the work and commercialize.

Capital Expenditures and Requirements

         Quick-Med Technologies has spent approximately $295,000 over the last two years on the acquisition of patents and exclusive license agreements, and owes an additional $160,000, which is due when certain milestones are met.

Over the next 12 months Quick-Med Technologies anticipates earning revenues from some of its products. However, over the next 12 months, Quick-Med Technologies is unlikely to be required to pay any royalties for its license to its primary MMP-inhibitor. Should Quick-Med Technologies receive revenues pursuant to its license of its primary MMP-inhibitor from other than cosmetic or military sales then it will be required to pay a royalty to the licensor of 2.0% of the first $1.5 million of revenue, and 1.5% from then on, for such sales. Over the next 12 months the Company is likely to pay royalties to DermaCo, Inc. on sales of cosmetics products, of which $25,000 has been pre-paid via an upfront payment to DermaCo, Inc.

Quick-Med Technologies anticipates over the next 12 months that it will spend approximately $1,500,000 on operations, most of which is expected to come from third party funding, private placements, strategic partnerships or license agreements. It is anticipated that the majority of any funds raised will be used for research and development, patent prosecutions and licenses for proposed products. It is also possible that a licensing arrangement will be made with one or more strategic partners that will pay a license fee to Quick-Med Technologies or assume a portion of the research expenses.

         Quick-Med Technologies does not expect any significant additions to physical property, plant and equipment in the 12 months, but may acquire or pay to produce additional intellectual property.

Factors That May Affect Future Results

Investors should carefully consider the following risks in evaluating Quick-Med Technologies. The risks described below are not the only ones that the Company faces. Additional risks that the Company does not yet know of or that Quick-Med Technologies currently considers being immaterial may also impair its business operations. The Company's business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of Quick-Med Technologies' common stock could decline due to any of these risks, and the investor may lose all or part of its investment. The investor should also refer to the other information set forth in this report, including the Company's financial statements and the related notes.

Quick-Med Technologies cautions the investor, that certain important factors may affect the Company's actual results and could cause those results to differ significantly from any forward-looking statements made in this report or otherwise made by or on behalf of Quick-Med Technologies.

The Company has a negative net worth and will be unable to continue operations without raising additional capital or generating revenues from product sales or licensing. The Company is insolvent since Quick-Med Technologies has not yet raised sufficient funds to operate its planned business. The Company incurred net loss of ($4,260,177) for the year ended June 30, 2003. Quick-Med Technologies expects to incur operating losses for the next several years as it invests in product research and development, preclinical and clinical testing and regulatory compliance. Quick-Med Technologies will require substantial additional funding to complete the research and development of its product candidates, and to market its products.

Quick-Med Technologies' accountants have issued a going concern opinion due to the lack of capital. Because of the uncertainties in its ability to satisfy its future capital needs, Quick-Med Technologies' auditors' report on its financial statements for the six months ended June 30, 2002 contains an explanatory paragraph about its ability to continue as a going concern.

Because Quick-Med Technologies is a new business venture with no products in the market, the investor does not have any history on which to rely upon in determining whether to invest in Quick-Med Technologies. Quick-Med Technologies has limited experience and a short history of operations, and has no experience in marketing and selling any products. It has not generated any revenues from operations. None of its products have sought or received regulatory approval. Quick-Med Technologies cannot assure the investor that it will be able to complete designing and testing its products, that the products will be (1) approved by the F.D.A., (2) accepted in the marketplace, or (3) that it will be able to sell them at a profit. Furthermore, as a young company, Quick-Med Technologies is especially vulnerable to the problems, delays, expenses, and difficulties encountered by any company in the development stages, because it does not have an operating history and experience to rely upon or an established infrastructure.

Quick-Med Technologies has not completed the process of proving any of its products' effectiveness and may not be able to do so in the future. Quick-Med Technologies has just started developing its primary products and will require substantial laboratory and clinical testing before it can market a product to consumers. This testing could take several years to complete.

Quick-Med Technologies' proposed products might not be accepted in the market, adding to the time before it receives any revenue from product sales. Quick-Med Technologies plans to develop and market products to the U.S.A. and foreign militaries, pharmaceutical and cosmetic companies for sale to civilian retail customers. Military sales will require detailed and rigorous research and development process that may be lengthy and uncertain in outcome. Although Quick-Med Technologies will not sell directly to civilian retail customers, these consumers must still accept its wound dressing or cosmetic products as beneficial and worthwhile. Patients, doctors and third-party payers must also accept Quick-Med Technologies developed products as medically useful and cost-effective. Market acceptance will require substantial education about the benefits of its wound care products and other products. Quick-Med Technologies cannot assure the investor that the market will accept its products, even if approved for marketing, on a timely basis. If retail consumers, patients, the medical community, and third-party payers do not accept its products or acceptance takes a long time, then revenues and profits would be reduced.

Quick-Med Technologies will require additional capital to be successful, which will potentially dilute the value of shares of then current shareholders. Quick-Med Technologies expects to continue to incur substantial losses for at least another year. During this period, it does not expect to obtain significant revenues from operations but will need substantial funds, primarily for the following purposes:

         To continue product development of its proposed products;
         To continue clinical trials and otherwise pursue regulatory approvals; and
         To begin to develop new products based on its wound care technology;
         and
         To conduct the clinical tests necessary to develop and refine new products.

To finance Quick-Med Technologies' operations to date, it has relied almost entirely on private offerings of common stock and loans from officers. The terms on which it obtains additional financing may dilute the existing shareholders investments, or otherwise adversely affect its position. It is also possible that Quick-Med Technologies will be unable to obtain the additional funding it needs as and when it needs it. If it were unable to obtain additional funding as and when needed, Quick-Med Technologies could be forced to delay the progress of its development efforts. These delays would hurt its ability to bring a product to market and obtain revenues, and could result in competitors developing products ahead of Quick-Med and/or in its being forced to relinquish rights to technologies, products or potential products.

Quick-Med Technologies will depend upon others for marketing and distributing its products. Quick-Med Technologies has both military and civilian target markets. While some members of its management have experience in selling to military organizations, Quick-Med Technologies currently lacks marketing and sales experience and personnel, distribution channels and other infrastructure needed to successfully market and distribute a product in civilian markets. It intends to rely on collaborative arrangements with one or more other companies which possess strong marketing and distribution resources to perform these functions. Quick-Med Technologies only has an agreement with other companies for marketing or distributing one of its proposed products. It may be forced to enter into contracts to market and distribute its products that substantially limit the potential benefits to it from commercializing these products. Quick-Med Technologies will not have the same control over marketing and distribution that it would have if it conducted these functions itself.

Quick-Med Technologies depends on licenses it has obtained on patented technology, the loss of which would mean it could not develop or market many of its products. Quick-Med Technologies' rights to develop several of its proposed products comes primarily from one license agreement. In the event that this primary license agreement terminates for any reason, including failure to make royalty payments, challenges to the underlying patent or a breach, Quick-Med would lose its rights to manufacture and market its proposed wrinkle treatment skin care and mustard gas products. Quick-Med Technologies may also be required to license additional rights in order to market its products and may not be able to obtain these rights on favorable terms or at all.

Quick-Med Technologies has multiple U.S.A. and international patent applications that may not be granted. Quick-Med Technologies cannot assure the investor that its applications will be granted or that its patent rights will provide it with significant protection against competitive products or otherwise be commercially viable. As a result Quick-Med Technologies may not be able to protect its proprietary information.

Quick-Med Technologies may experience a significant delay in obtaining patent protection for its products due to a substantial backlog of pharmaceutical and biotechnology patent applications at the U.S.A. Patent and Trademark Office, commonly known as the "PTO". Because patent applications in the U.S. have been maintained until recently in secrecy until patents issue, other competitors may have filed or maintained patent applications for technology used by Quick-Med Technologies or covered by pending applications without its being aware of these applications.

The regulatory approval process is costly and lengthy and Quick-Med Technologies may not be able to successfully obtain all required regulatory approvals, which would prohibit it from selling some or all of its planned products. The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the U.S.A. and other countries. Quick-Med Technologies must obtain regulatory approval for some of its product candidates before marketing or selling them. It is not possible to predict how long the F.D.A.'s or any other applicable federal, state or foreign regulatory authority or agency's approval process for any of its products will take or whether any approvals will be granted. Positive results in preclinical testing and/or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical product testing can take many years, and can require the expenditure of substantial resources. Any delay or failure to obtain approvals will adversely affect Quick-Med Technologies' ability to market its products and its ability to generate product revenue. Factors that can impact the approval process include:

     o Delays or rejections in the regulatory approval process based on the failure of clinical or other data to meet expectations, or the failure of the product to meet a regulatory agency's requirements for safety, efficacy and quality; and

     o Regulatory approval, if obtained, may significantly limit the indicated uses for which a product may be marketed.

Quick-Med Technologies' clinical trials could take longer to complete and cost more than it expects, which would require raising additional funds and lengthen the time before Quick-Med Technologies could realize any revenue. Quick-Med Technologies will need to conduct a complete study of each of its product candidates. These studies are costly, time consuming and unpredictable. Any unanticipated costs or delays in its clinical studies could cause Quick-Med Technologies to expend substantial funds unexpectedly or delay or modify its plans significantly, either of which would harm its business, financial condition and results of operations. The factors that could contribute to these costs, delays or modifications include:

     o   The cost of conducting human clinical trials for any potential product;

     o These costs can vary dramatically based on a number of factors, including the order and timing of clinical indications pursued and the development and financial support from Company partners; and

     o Intense competition in the pharmaceutical market, which may make it difficult for it to obtain sufficient patient populations or clinician support to conduct its clinical trials as planned.

Quick-Med Technologies does not have product liability insurance and may not be able to get any on reasonable terms. Its business exposes it to product liability claims inherent in the testing and marketing of medical products. It currently carries no product liability insurance, but intends to acquire insurance prior to selling any of its products for commercial use. Quick-Med Technologies cannot assure the investor that it will be able to get or keep adequate liability insurance at a reasonable cost. Its inability to get or keep insurance at an acceptable cost could prevent or inhibit the commercial development of its products. A liability claim, even one without merit, could result in major legal expenses.

The hazardous material Quick-Med Technologies will use in part of its research and development could result in significant liabilities. Quick-Med Technologies will use hazardous materials in some of its research and development activities. In most instances these materials are only handled by the U.S. military in conducting tests jointly on behalf of Quick-Med Technologies and the military. In some other instances, these materials may be handled within the private sector. While it believes that it will be in substantial compliance with federal, state and local laws and regulations governing the use of these materials, accidental injury or contamination may occur. An accident or contamination could result in substantial liabilities, which could exceed its financial resources. The cost of compliance with environmental and safety laws and regulations may also increase in the future, which could adversely effect revenues.

There is a limited public market for Quick-Med Technologies common stock, which means the investor may experience difficulty in selling its shares. At the present time, there is a limited public market for Quick-Med Technologies common stock, which commenced trading on the OTC Bulletin Board in September 2002. In any event, due to the low price of the securities, many brokerage firms may choose not to engage in market making activities or effect transactions in such securities. Purchasers of the securities may have difficulties in reselling them and many banks may not grant loans utilizing Quick-Med Technologies securities as collateral. Quick-Med Technologies securities are not eligible for listing on the Nasdaq Stock Market, and may not be in the future.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are located after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions held for Quick-Med Technologies' directors, executive officers and significant employees.

Quick-Med Technologies' directors and officers are as follows:

           Name                   Age        Position
           ----                   ---        --------

Michael R. Granito                 51        Founder and Chairman of the Board

David S. Lerner                    50        Founder, President, and Director

MG. George E. Friel (Ret.)         61        Vice President, Chemical and
                                             Biological Affairs, and Director

LTD. Paul G. Cerjan (Ret.)         65        Vice President, Worldwide Military
                                             Affairs, and Director

Gerald M. Olderman, Ph.D.          70        Vice President, Research &
                                             Development and Commercialization,
                                             and Director

Gregory S. Schultz, Ph.D.          53        Vice President, Laboratory and
                                             Clinical Research, and Director

Michael D. Karsch, ESQ.            43        General Counsel, Secretary, and
                                             Director

Peter Barton Hutt, ESQ.            68        Director



BIOGRAPHY

Michael R. Granito -Chairman of the Board

Michael R. Granito was appointed to Chairman of the Board of Quick-Med Technologies, Inc. in July 2000. A noted author and proven expert in his field, Mr. Granito recently joined Federated Investors, Inc. as senior vice president and head of capital market research. In December 2002, he retired from J.P. Morgan Fleming Investment Management where he was managing director and head of capital market research, overseeing quantitative research and development for investment services. He served as an adjunct Professor of Finance at Yale University and New York University and authored a book and 14 papers on finance and foreign exchange topics.

David S. Lerner - Founder, President and Director

David S. Lerner has served as President and Director since Quick-Med Technologies' incorporation in December 1997 and has been engaged in the formation and development of Quick-Med Technologies since 1995. Mr. Lerner has 20 years experience in international and domestic manufacturing, marketing, sales, and business development in Asia, Europe, South America, and Mexico. He has successfully managed export financing activities, including letter of credit and manufacturing arrangements. Mr. Lerner also has experience with major retailers, namely Sears, Roebuck and Co., Kmart Corporation, and Wal-Mart Stores Inc. and has developed markets for private label and nationally branded products through mass retailers and department stores. He received his B.A. from Queens College, The City University of New York, New York.

MG. George E. Friel (Ret.) - Vice President, Chemical and Biological Affairs, and Director

Major General George E. Friel (Ret.) has served as Vice President, Chemical and Biological Affairs and Director for Quick-Med Technologies since July 2000, and has been self-employed as a consultant to various organizations in the defense industry since September 1998. Mr. Friel served in the U.S. Army from 1967 to

1998, rising to the rank of Major General. Mr. Friel was the commanding general of the U.S. Army Chemical and Biological Defense Command, at the Aberdeen Proving Ground in Maryland, deputy chief of staff for Chemical and Biological Matters of the Army Material Command in Virginia, and was responsible for a $1 billion contract for protective military clothing. Mr. Friel was also responsible for a $600 million budget for the Nuclear, Biological, and Chemical Defense Command for six years and directed over 1,100 scientists and engineers. Mr. Friel has also served as chairman of the boards of the Nuclear, Biological, and Chemical Defense Enterprise at the Edgewood arsenal in Maryland, and the U.S. Army Material Command, Acquisition and Procurement Enterprise. Mr. Friel earned an M.B.A. from Northwest Missouri State University and a B.S. from the University of Nebraska-Lincoln. He is a graduate with basic and advanced courses from the U.S. Army Chemical School in Alabama, and is also a director of Engineer Support Systems, Inc.

LTG. Paul G. Cerjan (Ret.) - Vice President, Worldwide Military Affairs, and Director

Lieutenant General Paul G. Cerjan (Ret.) has served as Vice President, Worldwide Military Affairs and Director for Quick-Med Technologies since July 2000. From December 1997 to September 2000, Mr. Cerjan was President of Regent University in Virginia. Prior to his Presidency at Regent University, Mr. Cerjan served as Director of Tactical Systems for Lockheed Martin Corporation from August 1994 to October 1997. He was in the U.S. Army from 1960 to 1994, rising to the rank of Lieutenant General. While in the U.S. Army, Mr. Cerjan served as project manager for the design and construction of 10,000 military and a daily population and 16,000 civilian including families in Fort Drum, New York valued at $1.3 billion, managed 22 separate organizations in Europe with 70,000 people, supervised all aspects of community life in Europe for 300,000 army personnel, and served as CEO for a university organization educating the most senior leadership of the Department of Defense. Mr. Cerjan has an M.S. degree in Construction Management from Oklahoma State University and a B.S in Engineering from the United States Military Academy at West Point, New York. He is a registered professional engineer in the state of Virginia. Mr. Cerjan is a member of the advisory board for the Association of the United States Army, a member of the board of directors of the Army Engineer Association, the National Defense University Foundation, and President and CEO of the National Defense University Foundation.

Gerald M. Olderman, Ph.D. - Vice President, Research & Development and Commercialization, and Director

Gerald M. Olderman, Ph.D., has served as Vice President, Research & Development, and Director for Quick-Med Technologies since July 2000, bringing 35 years of healthcare experience, 31 years of technical management experience, and 25 years serving as the head of research and development activities for fortune 500 companies. Since November 1996, Dr. Olderman has been a Vice President and Associate of R.F. Caffrey & Associates Inc., a management consultant to medical device companies and suppliers. Prior to joining R.F. Caffrey & Associates, Dr. Olderman served as Director and head of research and development for C.R. Bard, Inc.'s Cardiopulmonary Division, where he organized a new product development process in which 19 new medical devices were developed. Dr. Olderman also served as Vice President for domestic and international research and development for Baxter Healthcare Corp. and Vice President for research and development for the Converters, a division of American Hospital Supply Corporation prior to its acquisition by Baxter Healthcare Corporation, where he led product development and made material changes that helped increase market share from 30% to 45% within a $750 million market. Dr. Olderman has also served as Vice President for research and development and as a director for Surgikos, Inc. a subsidiary of Johnson & Johnson. Dr. Olderman received a B.S in Chemistry from Rensselaer Polytechnic Institute in New York. He also holds an M.S. in Physical Chemistry and a Ph.D. in Physical Chemistry from Seton Hall University in New Jersey.

Gregory S. Schultz, Ph.D. - Vice President, Laboratory and Clinical Research, and Director

Gregory S. Schultz, Ph.D., has served as Vice President, Laboratory and Clinical Research, and Director for Quick-Med Technologies since July 2000, also serving as the Company's principal investigator. Former President of the Wound Healing Society from 1999 t 2001, Dr. Schultz has worked as a consultant for 12 major biotechnology companies and has served as a professor of obstetrics/gynecology and research in the College of Medicine at the University of Florida at Gainesville, Florida since 1989. From 1986 to 1988, Dr. Schultz served as principal investigator for the U.S. Army grant on treatment of burns with growth factors. He has also held a position as associate professor of biochemistry at the University of Louisville School of Medicine in Kentucky. Dr. Schultz earned a doctorate in biochemistry from Oklahoma State University and postdoctoral fellowship in cell biology at Yale University in Connecticut.

Michael D. Karsch, ESQ. - General Counsel, Secretary, and Director

Michael D. Karsch, ESQ., has served as General Counsel, Secretary, and Director since July 2000. Since November 2001, Mr. Karsch has been a partner with Sachs Sax Klein, a Florida-based law firm. Mr. Karsch served as a managing director of MCG Partners, Inc., a merchant bank firm from May to November 2001 following his tenure as vice president and general counsel of MerchantOnline.com, Inc., a provider of secure online transactions before its bankruptcy in October 2001. Mr. Karsch has also held positions as partner for both Broad & Cassel and Bernstein & Wasserman, and as general counsel for U.S. Diagnostic, Inc., a healthcare management company located in Florida. Mr. Karsch was a partner with the law firm of Bachner, Talley, Polevoy, and an associate with the law firm of Skadden, Arps Slate, Meagher & Flom in New York. He earned a J.D. from the University of Pennsylvania Law School in 1985 and a B.S., cum laude from the University of Pennsylvania in 1982.

Peter Barton Hutt was elected a Director in April 2002. Since 1975 he has been a partner of Covington & Burling, a Washington, DC based law firm, where he specializes in food and drug law and trade association law. He is a member of the Institute of Medicine of the National Academy of Sciences, and has served on the IOM Executive Committee. Mr. Hutt serves on a wide variety of academic and scientific advisory boards and on the boards of directors of CV Theraputics, Inc. and several private companies. Mr. Hutt has served on the IOM Roundtable for the Development of Drugs and Vaccines Against AIDS, the Advisory Committee to the Director of the National Institutes of Health, the National Academy of Sciences Committee on Research Training in the Biomedical and Behavioral Sciences, the NIH Advisory Committee to Review the Guidelines for Recombinant DNA Research, the National Committee to Review Current Procedures for Approval of New Drugs for Cancer and AIDS established by the President's Cancer Panel of the National Cancer Institute at the request of former President Bush, and five
(5) Office of Technology Assessment advisory panels. Mr. Hutt has twice been a councilor of the Society for Risk Analysis and is presently Legal Counsel to the Society as well as the American College of Toxicology. From 1971 to 1975, he was Chief Counsel for the Food and Drug Administration. He earned a B.A., magna cum laude from Yale University in 1956, a LL.B. from Harvard University in 1959, and an L.L.M. from New York University in 1960.

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until proposed successors have been duly elected and qualified. Vacancies in the existing board are filled by majority vote of the remaining directors. The Company's officers serve at the will of the board. There are no family relationships between any executive officer and director.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         To Quick-Med Technologies' knowledge, based solely on a review of the copies of such reports furnished to Quick-Med Technologies and on representations that no other reports were required, all reports were timely filed during fiscal 2003 as required under Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

David S. Lerner is currently paid at an annual rate of $125,000 per year, Michael D. Karsch is currently paid at an annual rate of $24,000 per year, and Gerald M. Olderman is paid at an annual rate $72,000 per year beginning in November 2002,and Gregory S. Schultz is paid $24,000 per year. Quick-Med Technologies' other officers have agreed to act without cash compensation until authorized by the board, which is not expected to occur until Quick-Med Technologies has generated revenues from operations or has obtained sufficient capital. The officers or directors are not otherwise accruing any compensation under any agreement with Quick-Med Technologies. The officers and directors have been granted stock options for past services, as set forth below.

                               SUMMARY COMPENSATION TABLE

                             -----------------------------------------------------------
                                 ANNUAL COMPENSATION           LONG TERM COMPENSATION

----------------------------------------------------------------------------------------
                                                             RESTRICTED      SECURITIES
                                                               STOCK         UNDERLYING
                                                               AWARDS       OPTIONS/SARs
     NAME           YEAR       TITLE          SALARY            ($)              (#)
----------------------------------------------------------------------------------------

David S. Lerner     2003     President     $ 140,314 (1)         --               --
----------------------------------------------------------------------------------------

                    2002                   $  69,767 (1)         --               --
----------------------------------------------------------------------------------------

     (1) Includes $4,043 and $1,445 for health insurance and $11,251; and $5,822 for reimbursement of automobile expenses in 2003 and 2002.

No retirement, pension or insurance programs or other similar programs have been adopted for Quick-Med Technologies' employees. A stock option plan has been approved by Quick-Med Technologies' Board of Directors, and 1,140,000 options to purchase common stock have been granted to officers, directors, employees, and consultants under the plan in 2002. All 2002 options have an exercise price equal to 75% of the closing bid price for the first 30 days of trading in the common stock, which commenced September 6, 2002, with the exception of Peter Barton Hutt, a director of Quick-Med Technologies, whose options are at 25% of such price. A total of 840,000 options were issued in 1999, 2000 and 2001 to officers, directors, employees, and consultants. In July 2003, the Board of Directors have authorized the issuance up to approximately 1,300,000 stock options and 250,000 shares of restricted common stocks to be granted to officers, directors, employees, and consultant.

COMPENSATION OF DIRECTORS

         The Company does not currently pay any cash compensation to its directors. The only compensation has been options. During the period ended June 30, 2003, no options were granted to directors:


Aggregated Options/SAR Exercises In Last Fiscal Year And FY-End Option/SAR
Values

-----------------------------------------------------------------------------------------------
                                                            Numbers of               Value
                                                            Securities          Unexercised In-
                                                            Underlying             The-Money
                                                            Unexercised         Options/SARs at
                                                        Options/SARs at FY-       FY-End ($)
                   Shares Acquired    Value Realized    End (#) Exercisable/      Exercisable/
     Name          On Exercise (#)          ($)            Unexercisable         Unexercisable

-----------------------------------------------------------------------------------------------
David S. Lerner             0                0             333,333/41,667            $0/$0
-----------------------------------------------------------------------------------------------

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

In May 2002, the Company entered into an employment letter with Gerard Bencen to serve as Executive Vice President in charge of Intellectual Property and Gainesville Operations. His annual compensation was $125,000 and 100,000 options with an exercise price equal to 75% of the average closing bid for the first 30 days of trading. Mr. Bencen resigned in March 2003 and his employment contract was terminated.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables disclose information concerning ownership of common stock by officers, directors and holders of 5% or more of our common stock. Our currently outstanding shares of common stock, for purposes of these calculations, are calculated based on information available as of September 23, 2003 and include both currently outstanding securities and securities which a named person has a right to acquire within 60 days following the date of this report.

--------------------------------------------------------------------------------
Directors, Officers and 5% Stockholders               Shares Beneficially Owned

--------------------------------------------------------------------------------
                                                        Number          Percent

                                                     ---------------------------

Michael R. Granito                                   5,028,333 (1)       30.7%
30 East 37 st, New York, NY 10016
David S. Lerner                                      4,402,188 (2)       26.9%
401 N.E. 25th Terrace, Boca Raton, Florida 33431
Paul G. Cerjan                                         716,667 (3)        4.4%
3524 Old Course Lane, Valrico, Florida 33594
George E. Friel                                        486,667 (4)        3.0%
RR2, Box 69 Buckeye, West Virginia 24924
Mike D. Karsch                                         178,000 (5)        1.1%
5747 Paddington Way, Boca Raton, Florida 33496
Gerald Olderman                                        553,333 (6)        3.4%
17 Pickman Drive, Bedford, MA 01730
Gregory S. Schultz                                     756,667 (7)        4.6%
832 NW 45th Terrace, Gainesville, Florida 32560
Peter Barton Hutt                                      100,000 (8)        0.6%
c/o Covington and Burling
1201 Pennsylvania Ave, N.W. Washington D.C. 20004

The Company's directors and officers as a group
(8 persons)                                         12,221,855           74.6%


         (1) Includes 148,333 shares issuable upon the exercise of options exercisable within 60 days. Does not include convertible notes.

         (2) Includes 333,333 shares issuable upon the exercise of options exercisable within 60 days.

         (3) Includes 41,667 shares issuable upon the exercise of options exercisable within 60 days.

         (4) Includes 81,667 shares issuable upon the exercise of options exercisable within 60 days.

         (5) Includes 65,000 shares issuable upon the exercise of options exercisable within 60 days.

         (6) Includes 148,333 shares issuable upon the exercise of options exercisable within 60 days.

         (7) Includes 81,667 shares issuable upon the exercise of options exercisable within 60 days.

         (8) Includes 100,000 shares issuable upon the exercise of options exercisable within 60 days

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At June 30, 2002, Quick-Med Technologies had a note payable of $23,710 for funds advanced from Think Tank Associates, Inc., a company owned by the Company's President, David S. Lerner. The note bears interest at 6.0% and the maturity date has been extended to December 31, 2003. On January 23, 2003, the note payable plus accrued interest was converted into 30,855 shares of common stock.

At June 30, 2003 and 2002, the Company had a note payable to a relative of Mr. Lerner in the amount of $9,300. The note bears interest at 6.0% and has a maturity date of December 31, 2003.

At June 30, 2003 and 2002, the Company paid $6,900 and $3,450 respectively in rent to the President for the sub-lease of office space. The sub-lease is for a period of one year and expires in July 2004.

In July and August 2003, the Company issued 115,000 shares of common stock for $45,487 of cash to Mr. Lerner.

To provide additional funding to the Company, Mr. Granito purchased 500,000 restricted common shares in May 2003, at a price of $0.50/share and on September 11, 2003,an additional 1,000,000 restricted shares at a price of $0.25/share. As with all stock issuance, these transactions were reviewed and approved by the Company's Board of Directors and assured to be consistent with the Company's policies regarding pricing of restricted stock in relation to prevailing market prices for common equity of the Company.

At June 30, 2003, Quick-Med Technologies had an outstanding loan balance of $1,300,200 with Mr. Granito, of which $750,000 was from a line of credit fully utilized by the Company. The line of credit agreement provides that the outstanding balance is convertible into common stock at $1.00 per share at Mr. Granito's option. At June 30, 2003, no conversion of common stock had taken place.

In October and November 2002, the Company entered into an additional short term borrowing arrangement with the Chairman for up to $500,000 at 6% interest, due July 1, 2003. It was secured by the assets and revenues of the Company. The additional short term borrowing without a conversion privilege was considered as an extension of a line of credit of $750,000 as part of a single financial instrument. As of June 30, 2003, the line had been extended to $550,200 and was fully utilized by the Company. So far, the Company has not repaid any amounts to Mr. Granito, the entire combined borrowing of $1,300,200 (excluding interest) is due to Mr. Granito.

In September 2003 the Company negotiated a successor agreement with the Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $625,000 (as of September 2003) are consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The maturity date of the note will be extended if the Company is unable to repay at that time. The convertible note is secured by the assets and revenues of the Company and will be remained as the senior-most debt obligation. The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share) and 50% over the share price at which the Company would normally price its restricted common stock based on a discount to the prior 20 day average trading price. The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the lender to provide additional funding to the Company by purchasing restricted common stock at prices to be agreed to by the Company or by other means.

Messrs. Lerner and Granito are deemed to be the promoters of Quick-Med Technologies. Mr. Lerner received 4,273,000 shares and Mr. Granito 2,930,000 shares for founding Quick-Med Technologies. There have not been any other transactions with promoters.

Other than the relationships with the University of Florida, no officer or director has any relationship with any company or entity that will be working on developing Quick-Med Technologies' family of technologies or patents.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit Number    Description
--------------    -----------

2.1 Merger Agreement dated March 19, 2001 between Above Average Investments Ltd. and Quick-Med Technologies, Inc. (1)
2.2               Amendment to Merger Agreement (1)
3.1               Articles of Incorporation (1)
3.2               Bylaws (1)
10.1              Quick-Med Technologies' MMP License Agreement (1)
10.2              Quick-Med Technologies Stock Option Plan (1)
10.3 Cooperative Research and Development Agreement - The U.S. Army Medical Research Institute of Chemical Defense (1)
10.4              Financing Agreement - Euro Atlantic Capital Corporation (1)
10.5              Consulting Agreement - Gregory Schultz (1)
10.5.1            Consulting Agreement - Christopher T. Batich (1)
10.5.2            Consulting Agreement - Bruce Mast (1)
10.5.3            Consulting Agreement - William Toreki (1)
10.6              Note issued to Michael R. Granito by Quick-Med Technologies
                  (1)
10.7              Employment Agreement - Gerard Bencen (1)
10.8              Research and Development Agreement - The Collaborative Group
                  (2)
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.
32. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.3              Assignment of Patent for Wound Care (1)
99.4              Assignment of Patent for Mustard Gas (1)
99.5              Assignment of Patent for Anti-wrinkle cream (1)


         (1) Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)
         (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002

(b)  Reports on Form 8-K

None

ITEM 14. CONTROLS AND PROCEDURES.

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2002 and June 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues.


                                    June 30, 2003    June 30, 2002
     -------------------------------------------------------------

     (i)      Audit Fees              $ 37,290         $ 54,486

     (ii)     Audit Related Fees      $      0         $      0

     (iii)    Tax Fees                $  8,985         $  5,384

     (iv)     All Other Fees          $      0         $      0

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUICK MED TECHNOLOGIES, INC.


Date:                                  By: /s/ DAVID S. LERNER
                                           -------------------------------------
                                           David S. Lerner, President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

-----------------------------------------------------------------------------------------------

       Signature                               Title                                Date

-----------------------------------------------------------------------------------------------

/s/ MICHAEL R. GRANITO      Chairman of the Board - Michael R. Granito       September 25, 2003

/s/ DAVID S. LERNER         President and Director - David S. Lerner         September 25, 2003

/s/ GEORGE E. FRIEL         Vice President, Chemical & Biological            September 25, 2003
                            Affairs, and Director - George E. Friel

/s/ PAUL G. CERJAN          Vice President, Worldwide Military Affairs,      September 25, 2003
                            and Director - Paul G. Cerjan

/s/ GERALD M. OLDERMAN      Vice President, Research & Development and       September 25, 2003
                            Commercialization, and Director - Gerald M.
                            Olderman

/s/ GREGORY S. SCHULTZ      Vice President, Laboratory & Clinical            September 25, 2003
                            Research, and Director - Gregory S. Schultz

/s/ MICHAEL D. KARSCH       General Counsel and Secretary, and Director      September 25, 2003
                            - Michael D. Karsch

/s/ PETER BARTON HUTT       Director -Peter Barton Hutt                      September 25, 2003

                          QUICK-MED TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                        FOR THE YEAR ENDED JUNE 30, 2003

                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                TABLE OF CONTENTS
                                -----------------

Independent Auditor's Report...............................................    1


Financial Statements:

   Balance Sheets as of June 30, 2003 and 2002.............................    2

   Statements of Operations for the year ended June 30, 2003
      and for the six months ended June 30, 2002 ..........................    3

   Statements of Changes in Stockholders' Deficit for the year ended
      June 30, 2003 and for the six months ended June 30, 2002.............    4

   Statements of Cash Flows for the year ended June 30, 2003
      and for the six months ended June 30, 2002...........................  5-6


Notes to Financial Statements.............................................. 7-16

                       [LETTERHEAD OF DASKAL BOLTON LLP]

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


To the Board of Directors and Stockholders
Quick-Med Technologies, Inc.


We have audited the accompanying balance sheets of Quick-Med Technologies, Inc. as of June 30, 2003 and the six months ended June 30, 2002, and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended June 30, 2002 and for the six months ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2003 and the six months ended June 30, 2002, and the results of its operations and its cash flows for the year ended June 30, 2003 and for the six months ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the year ended June 30, 2003 and for the six months June 30, 2002, and has a net capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        /s/ DASZKAL BOLTON LLP


Boca Raton, Florida
September 23, 2003

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AT JUNE 30, 2003 AND DECEMBER 31, 2002
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------
                                                             2003           2002
                                                         -----------    -----------
Current assets:
   Cash                                                  $    47,423    $    11,556
                                                         -----------    -----------

Property and equipment, net                                    3,880          2,738
                                                         -----------    -----------
Other assets:
   Prepaid expenses                                            6,069          1,117
   Intangible asset, net                                     363,491        349,761
                                                         -----------    -----------
          Total other assets                                 369,560        350,878
                                                         -----------    -----------
          Total assets                                   $   420,863    $   365,172
                                                         ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
   Accounts payable                                      $   607,241    $   387,453
   Accrued expenses                                            8,518         21,122
   Accrued interest on note payable - officer/director        90,552         37,155
   License payable                                           160,000        160,000
   Loan payable - Euro Atlantic Capital                           --        400,000
   Note payable - officer/director                         1,300,200        665,000
   Shareholder loan payable                                    9,300          9,300
   Due to affiliate/shareholder                                   --         26,191
                                                         -----------    -----------
          Total current liabilities                        2,175,811      1,706,221
                                                         -----------    -----------
Commitments and Contingencies
Stockholders' deficit:
   Common stock, $0.0001 par value; 100,000,000
     authorized shares; 14,239,604 and 12,767,500
     shares issued and outstanding at June 30, 2003
     and 2002, respectively                                    1,424          1,277
   Additional paid-in capital                              6,332,744      2,524,781
   Outstanding stock options                                 103,968         65,800
   Accumulated deficit                                    (8,193,084)    (3,932,907)
                                                         -----------    -----------
          Total stockholders' deficit                     (1,754,948)    (1,341,049)
                                                         -----------    -----------
          Total liabilities and stockholders' deficit    $   420,863    $   365,172
                                                         ===========    ===========

                 See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2003
AND FOR THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                                              2003            2002
                                          ------------    ------------
Sales                                     $         --    $         --

Cost of sales                                       --              --
                                          ------------    ------------

Gross profit                                        --              --

Expenses:
    General and administrative expenses        807,769         289,333
    Research and development                   618,076         120,658
    Depreciation and amortization               39,768          20,526
    Stock-based compensation                 1,758,539         445,276
                                          ------------    ------------
Total expenses                               3,224,152         875,793
                                          ------------    ------------

Loss from operations                        (3,224,152)       (875,793)
                                          ------------    ------------
Other income (expense):
    Interest expense                        (1,036,025)        (28,040)
                                          ------------    ------------

Loss before income taxes                    (4,260,177)       (903,833)
                                          ------------    ------------

Provision (benefit) for income taxes                --              --
                                          ------------    ------------

Net loss                                  $ (4,260,177)   $   (903,833)
                                          ============    ============

Net loss per share (basic and diluted)    $      (0.32)   $      (0.07)
                                          ============    ============

Weighted average common
  shares outstanding                        13,289,672      12,118,223
                                          ============    ============

                 See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED JUNE 30, 2003
AND FOR THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                                                 Common Stock            Additional
                                          --------------------------      Paid-In      Accumulated    Outstanding
                                            Shares          Amount        Capital        Deficit     Stock Options     Total
                                          -----------    -----------    -----------    -----------    -----------   -----------
Balance, December 31, 2001                 10,260,000    $     1,026    $ 2,266,548    $(3,029,074)   $     8,550   $  (752,950)
Stock issued for services                       7,500              1         29,999             --             --        30,000
Stock-based compensation                           --             --        358,026             --             --       358,026
Stock acquired on merger                    3,000,000            300       (111,562)            --             --      (111,262)
Stock repurchased and retired on merger      (500,000)           (50)       (24,950)            --             --       (25,000)
Liabilities paid by a shareholder                  --             --          6,720             --             --         6,720
Stock options granted for services                 --             --             --             --         57,250        57,250
Net loss, June 30, 2002                            --             --             --       (903,833)            --      (903,833)
                                          -----------    -----------    -----------    -----------    -----------   -----------

Balance, June 30, 2002                     12,767,500          1,277      2,524,781     (3,932,907)        65,800    (1,341,049)
Stock issuance for cash                       667,500             67        397,933             --             --       398,000
Stock issued in debt conversion               705,855             71      1,671,344             --             --     1,671,415
Stock options granted for consulting               --             --             --             --         38,168        38,168
Stock issued for services                      98,750              9         67,440             --             --        67,449
Liabilities paid by a shareholder                  --             --         14,625             --             --        14,625
Stock-based compensation                           --             --      1,656,621             --             --     1,656,621
Net loss, June 30, 2003                            --             --             --     (4,260,177)            --    (4,260,177)
                                          -----------    -----------    -----------    -----------    -----------   -----------

Balance, June 30, 2003                     14,239,605    $     1,424    $ 6,332,744    $(8,193,084)   $   103,968   $(1,754,948)
                                          ===========    ===========    ===========    ===========    ===========   ===========

                 See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2003
AND FOR THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                                                               2003           2002
                                                           -----------    -----------
Cash flows from operating activities:
   Net loss                                                $(4,260,177)   $  (903,833)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
      Depreciation and amortization                             39,768         20,526
      Common stock issued for services                          63,750         30,000
      Stock options granted for services                        38,168         57,250
      Stock-based compensation                               1,656,621        358,026
      Liabilities paid by a shareholder                         14,625          6,720
      Interest expense in debt conversion to equity            965,559             --
      Changes in assets and liabilities net of
        effects from merger:
         (Increase) decrease in deposits                            --           (270)
         (Increase) decrease in prepaid expenses                (4,952)            --
         Increase (decrease) in:
            Accounts payable                                   219,788        (27,794)
            Accrued expenses                                        --          8,286
            Accrued interest                                    70,458         19,342
                                                           -----------    -----------
Net cash used by operating activities                       (1,196,392)      (431,747)
                                                           -----------    -----------

Cash flows from investing activities:
   Purchase of fixed assets                                     (2,747)        (2,374)
   Cash acquired in merger                                          --        125,000
   Patents                                                     (51,894)        (4,323)
                                                           -----------    -----------
Net cash used by investing activities                          (54,641)       118,303
                                                           -----------    -----------

Cash flows from financing activities:
   Issuance of common stock, net                               398,000             --
   Repurchase common stock on merger                                --        (25,000)
   Issuance of common stock for payment of a liability           3,700             --
   Increase in notes payable                                   250,000        250,000
   Increase in notes payable - officer/director                635,200        100,000
                                                           -----------    -----------
Net cash provided by financing activities                    1,286,900        325,000
                                                           -----------    -----------

Net increase (decrease) in cash                                 35,867         11,556
Cash at beginning of period                                     11,556             --
                                                           -----------    -----------
Cash at end of period                                      $    47,423    $    11,556
                                                           ===========    ===========

                 See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEAR ENDED JUNE 30, 2003
AND FOR THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                                                               2003           2002
                                                           -----------    -----------
Supplementary Information:
--------------------------

  Cash paid for:
     Interest                                              $        --    $        --
                                                           ===========    ===========
     Income taxes                                          $        --    $        --
                                                           ===========    ===========
  Non-cash disclosures of investing and
    financing activities:
     Stock options granted to consultant                   $    38,168    $        --
                                                           ===========    ===========
     Conversion of debt to equity                          $   705,856    $        --
                                                           ===========    ===========
     Issuance of common stock for payment of a liability   $     3,700    $        --
                                                           ===========    ===========

                 See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

Founded in April 1997, Quick-Med Technologies Inc. is a life sciences company focused on developing proprietary, broad-based technologies in consumer, healthcare, and industrial markets. The Company's two core technologies under development are: (1) MultiStat(TM), a family of advanced patented methods and compounds shown to be highly effective in skin therapy applications; and (2) Novel Intrinsically Microbicidal Utility Substrate (NIMBUS(TM)), a family of advanced polymers bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications. Currently, MultiStat(TM) is being developed in a cosmetic product line with an initial anti-aging product under launch. MultiStat(TM) is also being employed in a drug product line as a post-injury treatment for mustard gas exposure, with the initial product currently at a mature state of development in partnership with the U.S. Army. Quick-Med Technologies Inc.'s NIMBUS(TM) technology has initially been targeted at (a) protecting building materials from rot or mold, (b) an advanced bandage product, and (c) several enhanced consumer products, including antibacterial wipes. In each instance, the Company has employed joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

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

In March 2002, the Board of Directors approved the Company's change of year-end from December 31 to June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash Equivalents
----------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2003 and 2002.

Use of Estimates
----------------

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the period reported. These estimates include assessing the realization of deferred tax assets, useful lives and recoverability of tangible and intangible assets and accruals for commitments and contingencies, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Accordingly, actual results could differ from those estimates.

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

Earnings Per Share
------------------

Basic net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

New Accounting Pronouncements
-----------------------------

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 as presented in the financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

New Accounting Pronouncements, continued
----------------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The Company's financial instruments are accounts payable and notes payable. The carrying value of accounts payable and accrual expenses approximates the fair value based on its short-term nature. The recorded value of the notes payable approximates its fair value based on its short-term nature and the interest approximates the market rate.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at June 30, 2003 and 2002:

                                               2003            2002
                                            ----------     ----------

         Computer equipment                 $    9,164     $    6,418
         Less: accumulated depreciation         (5,284)        (3,680)
                                            ----------     ----------
             Net property and equipment     $    3,880     $    2,738
                                            ==========     ==========

Depreciation expense for the year ended June 30, 2003 and the six months ended June 30, 2002 was $1,604 and $1,443 respectively.

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

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS, continued
-------------------------------------

License Agreement, continued
----------------------------

that is the subject of issued patents as well as pending patent applications, which were filed by the original inventors. The licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents or the license agreement. The U.S. patents expire beginning November 2007 through November 2016 and the international patents expire on November 21, 2011. Accumulated amortization for the year ended June 30, 2003 and the six months ended June 30, 2002 was $111,048 and $72,883 respectively.

The Company assesses whether its intangible assets are impaired as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets " based on an evaluation of undiscounted projected cash flows through the remaining useful live. If impairment exists, the amount of such impairment is calculated as the estimated fair value of the assets.

Under the terms of the license agreement, the Company paid $200,000 and granted 160,000 shares of common stock valued at $0.05 per share and granted 160,000 stock options. The stock options were valued at the estimated minimum value in accordance with SFAS 123 of $8,000. In order to maintain the exclusive rights to the licenses, the agreements require total payments of $260,000 if certain milestones regarding the proof-of-concept and development of a prototype are completed. If a milestone is not met by the third anniversary of the agreement, the Company is obligated to pay each inventor $25,000 per year until all such milestones are completed. At June 30, 2003, the Company anticipated that it would not meet all the milestones by September 30, 2003 and has accrued an additional $50,000 to maintain its rights under the license agreement. At June 30, 2003 and 2002, the balance due under the license agreement was $160,000.

As additional compensation to the licensors, the Company will pay a royalty on the Company's net sales of licensed products. The royalty rate is 2% on the first $1,500,000 of applicable quarterly revenue and 1.5% of sales above $1,500,000 on applications of products other than applications for military and cosmetic products. For each sublicense the Company grants, the licensors will be paid 3% of the up-front licensing fee, limited to $100,000.

In November 2002, the Company and the University of Florida Research Foundation ("University") entered into an agreement whereby the University has given their rights to the Company for its exclusive use of its license.

New Patents
-----------

During fiscal 2003, the Company filed five new patent applications relating to the new projects: treatment of mustard gas, NIMBUS treatment of lumber, and antimicrobial and antiproteolytic wound dressing and method. The capitalized costs to date of these five new patent applications are $8,331. The termination dates for patents resulting from these applications are July 31, 2023, December 4, 2003, February 25, 2004, June 20, 2004 and June 30, 2004 respectively.

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

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS, continued
-------------------------------------

                                           June 30, 2003                    June 30, 2002
                                   -----------------------------     -----------------------------
                                      Gross         Accumulated         Gross         Accumulated
                                      Amount        Amortization        Amount        Amortization
                                   ------------     ------------     ------------     ------------
Amortized Intangible Assets
---------------------------
License agreement                  $    425,215     $   (111,048)    $    381,651     $    (72,883)
Patents in process                       49,324               --           40,993               --
                                   ------------     ------------     ------------     ------------
Total                              $    474,539     $   (111,048)    $    422,644     $    (72,883)
                                   ============     ============     ============     ============

Patents in process will be amortized when the patents are issued. As of June 30, 2003, management cannot estimate when that date will be.

                                           June 30, 2003                    June 30, 2002
                                   -----------------------------     -----------------------------
                                      Gross         Accumulated         Gross         Accumulated
                                      Amount        Amortization        Amount        Amortization
                                   ------------     ------------     ------------     ------------
Aggregate Amortization Expense
------------------------------

For the years ended                $     38,165     $    111,048     $     19,083     $     72,883
                                   ============     ============     ============     ============

Estimated Amortization Expense        Amount
------------------------------     ------------
For the year ended June 30, 2004   $     42,521
For the year ended June 30, 2005   $     42,521
For the year ended June 30, 2006   $     42,521
For the year ended June 30, 2007   $     42,521
For the year ended June 30, 2008   $      4,356


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

On November 25, 2001 the Company granted the option to convert all of the notes payable - officer/director and affiliate loans payable plus accrued interest into common stock at $1.00 per share, subject to adjustments in case of stock splits and other recapitalization. At June 30, 2002 the amount of the notes payable to the chairman and the affiliate was $665,000 and $26,191, respectively. The note payable to the affiliate plus accrued interest was converted into 30,855 shares of common stock on January 23, 2003.

In January 2002 the Company's short -term note payable to the chairman was converted into a line of credit of up to $750,000 at an interest rate of 6% due July 1, 2003. The Company had drawn down on the entire line by November 2002. The company recognized an additional $358,026 in compensation

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------------------

expense in the six months ended June 30, 2002 as a result of the conversion privilege. As of June 30, 2003 and June 30, 2002 no conversions into common stock had taken place.

When Euro Atlantic failed to provide financing to the Company in October and November of 2002 (See Note 11), the Company entered into an additional short term borrowing arrangement with the Chairman for up to $500,000 at 6% interest, due July 1, 2003. It was secured by the assets and revenues of the Company. The additional short term borrowing without a conversion privilege was considered as an extension of a line of credit of $750,000 as part of a single financial instrument. As of June 30, 2003, the line had been extended to $550,200 and was fully utilized by the Company. Insofar as the Company has not repaid any amounts to the lender, the entire combined borrowing of $1,300,200 (excluding interest) is due to the lender. In September 2003, the Lender agreeed with the Company to put in place a successor agreement to the expired line of credit facility. (See
Note 15 -- Subsequent Events)

At June 30, 2003 and 2002, the Company had a note payable to a relative of the President in the amount of $9,300. The note bears interest at 6.0% and has a maturity date of December 31, 2003.

At June 30, 2003 and 2002, the Company paid $6,900 and $3,450 respectively in rent to the President for the sub-lease of office space. The sub-lease is for a period of one year and expires in July 2004.

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

As a result of the merger with Above Average Investments, Ltd on February 25, 2002, the Company's authorized common stock increased to 100,000,000 from an original 15,000,000 shares.

2003
----

In the fiscal year 2003, the Company sold 667,500 shares of common stock for $398,000 in cash.

In November 2002, the Company converted a $650,000 note payable to a shareholder plus accrued interest into 675,000 shares of common stock. As a result, the Company took a charge of $965,559 in interest expense in fiscal year 2003.

In January 2003, the Company converted a $26,191 note payable to an officer and shareholder plus accrued interest into 30,855 shares of common stock.

In May 2003, the Company issued 98,750 shares of common stock for professional services. The Company recorded $63,750 in expense.

2002
----

In April 2002, the Company issued 7,500 shares of common stock for consulting services. The Company recorded $30,000 ($4.00 per share) in compensation expense.

NOTE 8 - COMMITTMENTS
---------------------

The Company leases an equipped laboratory in Gainesville, Florida. The lease expires on March 14, 2004. Rent expense for the year ended June 30, 2003 and the six months ended June 30, 2002, was $15,100 and $6,051, respectively.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS (Continued)
--------------------------------

The following is a schedule of minimum future payments on the operating leases as of June 30, 2003:

           For The Years Ending June 30,
           -----------------------------

                        2004                   $    3,351
                        2005                           --
                        2006                           --
                     Thereafter                        --
                                               ----------
                       Total                   $    3,351
                                               ==========

NOTE 9 - STOCK OPTIONS
----------------------

The Company adopted a qualified equity incentive plan on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. During 2002 1,140,000 unqualified options were granted under the Plan. The exercise price for 990,000 and 150,000 of the options are $2.84 and $0.95, respectively, of the average trading price of the Company's stock during the first 30 days after commencement of the stock trading on the Over the Counter ("OTC") Market. The vesting provisions for 100,000 of the options are immediate and the remainder of the 1,040,000 options are vested one third on January 15, 2002, one third on January 15, 2003, and one third on January 15, 2004. All the options expire five years after the grant date.

The Company has elected to account for the stock options granted to employees under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No.25, the difference between the option price and the fair value of the shares creates an additional stock option compensation expense, which will be recorded in the income statement the next two fiscal years. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." During 2002, 50,000 options were granted to a consultant vesting over a three-year period. Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements. The total stock-based compensation expense for the year ended June 30, 2003 and the six months ended June 30, 2002 was $1,694,789 and $415,276 respectively.

Had the compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net loss for the year ended June 30, 2003, and the six months ended June 30, 2002, would have been increased by $164,150 and $1,436,050, respectively.

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
                   Expected dividends                 None

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - STOCK OPTIONS (Continued)
----------------------------------

A summary of options for the year ended June 30, 2003, and the six months ended June 30, 2002 is shown below:

                                                  June 30, 2003                     June 30, 2002
                                          -------------------------------   -------------------------------
                                              Number      Weighted-Average      Number      Weighted-Average
                                             of Shares     Exercise Price      of Shares     Exercise Price
                                          --------------   --------------   --------------   --------------
Outstanding at beginning of period             1,980,000   $         2.68          840,000   $         2.24
Granted                                               --               --        1,140,000             3.00
Exercised                                             --               --               --               --
Forfeited                                             --               --               --               --
                                          --------------   --------------   --------------   --------------
Outstanding at end of period                   1,980,000   $         3.23        1,980,000   $         2.68
                                          --------------   ==============   --------------   ==============
Exercisable at end of period                   1,633,333                         1,286,667
                                          --------------                    --------------
Available for issuance at end of period        1,860,000                         1,860,000
                                          ==============                    ==============

For the year ended June 30, 2003, and the six months ended June 30, 2002, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               2003             2002
                                          --------------   --------------
Net loss
  As reported                             $   (4,260,177)  $     (903,833)
                                          ==============   ==============
  Pro forma                               $   (4,424,327)  $   (2,339,883)
                                          ==============   ==============
Loss per share
  As reported                             $        (0.32)  $        (0.07)
                                          ==============   ==============
  Pro forma                               $        (0.33)  $        (0.19)
                                          ==============   ==============

In July 2003, the Board of Directors has authorized the issuance up to 1,300,000 options and 250,000 shares of restricted common stock to be granted to directors, employees and service providers.

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

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES, continued
---------------------------------

The (provision) benefit for income taxes consists of the following:

                                                         2003           2002
                                                      -----------   -----------
    Current                                           $        --   $        --
    Deferred                                                   --            --
                                                      -----------   -----------
                                                      $        --   $        --
                                                      ===========   ===========

Deferred tax assets for June 30, 2003 and 2002 consist of the following:

                                                         2003           2002
                                                      -----------   -----------
    Deferred tax asset:
      Depreciation and amortization                   $     1,303   $     1,303
      Tax benefit of capitalized start-up costs            67,355        94,298
      Stock based compensation                          1,480,765       843,768
      Net operating loss carry forward                  1,488,744       497,803
      Research tax credit                                   7,203         7,203
      Less:  valuation allowance                       (3,045,370)   (1,444,375)
                                                      -----------   -----------
    Deferred tax asset                                $        --   $        --
                                                      ===========   ===========


A reconciliation of income tax at the statutory rate to the Company's effective tax rates for the periods ended June 30, 2003 and 2002, is as follows:

                                                         2003           2002
                                                      -----------   -----------

    Federal income tax at statutory rate of 34%       $(1,447,234)  $  (306,608)
    State tax, net of federal benefit                    (154,514)      (32,735)
    Other                                                     753       (16,953)
    Valuation allowance                                 1,600,995       356,296
                                                      -----------   -----------
    Deferred tax asset                                $        --   $        --
                                                      ===========   ===========


The Company has a net operating loss carry forward of approximately $3,956,000 which will begin to expire in 2018.

NOTE 11 - NOTE PAYABLE - EURO ATLANTIC CAPITAL
----------------------------------------------

An original note payable to Euro Atlantic Capital Corp. ("Euro"), a merchant banker, of $150,000 (in 2001 and 2000) increased by $250,000 in 2002 to
$400,000, due to the interim financing agreement entered into in November 2001. Euro agreed to provide up to $500,000 of bridge financing at $50,000 per month for up to ten months, commencing in February 2002 and $2 million by October 2002. The Company received a $650,000 of bridge financing from Euro. Euro failed to deliver the $2 million of equity financing that was due on October 4, 2002. On November 16, 2002, the Company and Euro entered into an interim agreement to restructure its relationship. Under the revised terms, Euro converted the then outstanding notes in the principal amount of $650,000 plus $25,000 accrued interest into 675,000 shares and committed to provide its originally committed funding. The Company and Euro negotiated the restructure the agreement. The deadline for providing the remaining amount up to $2,000,000 was extended to May 4, 2003.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - NOTE PAYABLE - EURO ATLANTIC CAPITAL (Continued)
----------------------------------------------------------

At June 30, 2003, Euro has not been able to meet its obligations. As of September 2003, the Company and Euro Atlantic have continued to discuss ways by which Euro Atlantic may fulfill its obligations to the Company.

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

For the remainder of the fiscal year 2004, the Company will rely on funds provided by a line of credit described in Note 6 above. The Company's common stock began trading on September 4, 2002 on the OTC Bulletin Board and the Company intends to raise additional equity. The Company may also secure strategic partnerships or other joint ventures to either conduct its research or fund a portion of the expenses. No assurances can be made that we will be successful in these activities. Should the events not occur, the financial statements will be materially affected.

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

As of June 30, 2002 the merged Company had 12,767,500 issued and outstanding shares of common stock of which 10,267,500 shares, or approximately 80% are owned by persons who were previously shareholders of QMT. Persons who were previously shareholders of AAI owned a total of 2,500,000 shares or approximately 20% of the issued and outstanding common stock. Prior to the closing of the merger agreement, the shareholders of AAI adopted Restated and Amended Articles of Incorporation changing the name of AAI to Quick-Med Technologies, Inc. As part of the Merger Agreement, QMT was to assume no liabilities of AAI. There was approximately $230,000 outstanding liability in legal and accounting fees at the time of merger. QMT is contesting this liability pursuant to the terms of the agreement.

NOTE 14 - LEGAL PROCEEDINGS
---------------------------

The Company received notice from an attorney for Dr. Harry Phillips, a shareholder of the Company, seeking repayment of certain funds that he claimed were loaned to the Company. The Company has never entered into any transaction with Dr. Phillips. Dr. Phillip's son, Andrew Phillips was a partner of Euro Atlantic Capital Corporation ("Euro Atlantic"), a Florida-based merchant bank, which was a promoter for the Company's merger with Above Average Investments, Inc. in 2002. Euro Atlantic loaned the Company approximately $650,000, which was converted into common stock in November 2002 pursuant to a written agreement between the Company and Euro Atlantic. Euro Atlantic had agreed to raise $2,000,000 of equity capital for the Company by September 2002 but to date as only raised approximately $900,000. Euro Atlantic had also agreed to place 1,000,000 shares of common stock in escrow pending the raising of such capital. The Company believes that Dr. Phillips does not have any meritorious claims against the Company and if a claim is brought, the Company intends to file claims against Euro Atlantic since it acted as a principal in all transactions with the Company and represented that all funds invested were its funds.

NOTE 15 - SUBSEQUENT EVENTS
---------------------------

In July 2003, the Company signed a non-exclusive licensing agreement with DermaCo, Inc. to allow it to make or use and sell the Licensee's Compound in the United States. The Company paid a fee of $50,000, which is creditable at 100% against royalties pursuant to the terms of the agreement.

In September 2003, the Company sold 1,000,000 shares of its restricted common stock to the Chairman for $250,000 in cash.

In September 2003 the Company negotiated a successor agreement with the Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - SUBSEQUENT EVENTS (Continued)
---------------------------------------

$750,000 and the short term borrowing of $550,200 have been consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The maturity date of the note will be extended if the Company is unable to repay the debt at that date. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the lender to provide additional funding to the Company by purchasing restricted common stock at prices to be agreed to by the Company or other means.

In September 2003, a shareholder loan payable of $9,300 plus accrued interest was converted into restricted common stock at a conversion rate of $0.25 per share.

In September 2003, approximately $27,000 of accounts payable was paid by the issuance of 50,000 shares of restricted common stock.