Form 10QSB
period 2003-09-30
QUICK MED TECHNOLOGIES INC
filed 2003-11-19
CIK 1088206

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the quarterly period ended September 30, 2003

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
                    (Address of Principal Executive offices)

                                 (352) 379-0611
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes_____ No______

Number of shares of common stock outstanding as of November 10, 2003: 15,592,026

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of  September 30, 2003 (unaudited)........1

         Condensed Statements of Operations for the three months ended
           September 30, 2003 and 2002 (unaudited)............................2

         Condensed Statement of Changes in Stockholders' Deficit for the
           three- months ended September 30, 2003 (unaudited).................3

         Condensed Statements of Cash Flows for the three months ended
           September 30, 2003 and 2002 (unaudited)............................4

         Notes to Condensed Financial Statements..............................6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................11

Item 3.  Controls and Procedures.............................................20

PART II  OTHER INFORMATION

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                   September 30,
                                                                   ------------
                                                                       2003
                                                                   ------------

         Current assets:
            Cash                                                    $  77,508
                                                                    ---------
         Property and equipment, net                                    3,421
                                                                    ---------
         Other assets:
            Prepaid expenses, deposits                                 16,506
            Intangible asset, net                                     377,651
                                                                    ---------
                   Total other assets                                 394,157
                                                                    ---------
                   Total assets                                     $ 475,086
                                                                    =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

         Current liabilities:
            Accounts payable                                        $ 511,659
            Accrued interest on note payable - officer/director       117,860
            License payable                                           160,000
            Note payable - officer/director                         1,385,200
            Due to affiliate/shareholder                               45,525
                                                                    ---------
                   Total current liabilities                        2,220,244
                                                                    ---------

         Commitments and Contingencies

         Stockholders' deficit:
            Common stock, $0.0001 par value; 100,000,000
              authorized shares; 15,592,026 shares issued
              and outstanding                                           1,559
            Additional paid-in capital                              6,757,051
            Outstanding stock options                                 720,300
            Accumulated deficit                                    (9,224,068)
                                                                   ----------
                   Total stockholders' deficit                     (1,745,158)
                                                                   ----------
                   Total liabilities and stockholders' deficit     $  475,086
                                                                   ==========

          See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                        Three Months Ended
                                                          September 30,
                                                  ----------------------------
                                                      2003            2002
                                                  ------------    ------------

        Sales                                     $         -     $         -

        Cost of sales                                       -               -
                                                  ------------    ------------
        Gross profit                                        -               -

        Expenses:
            General and administrative expenses        138,498         162,724
            Research and development                   108,065          90,308
            Depreciation and amortization               11,089           9,862
            Stock-based compensation                   752,632       1,269,488
                                                  ------------    ------------
        Total expenses                               1,010,284       1,532,382
                                                  ------------    ------------
        Loss from operations                        (1,010,284)     (1,532,382)
                                                  ------------    ------------
        Other income (expense):
            Interest expense                           (20,700)        (18,256)
                                                  ------------    ------------
        Loss before income taxes                    (1,030,984)     (1,550,638)
                                                  ------------    ------------
        Provision (benefit) for income taxes                -               -
                                                  ------------    ------------
        Net loss                                  $ (1,030,984)   $ (1,550,638)
                                                  ============    ============
        Net loss per share (basic and diluted)    $      (0.07)   $      (0.12)
                                                  ============    ============
        Weighted average common
          shares outstanding                        14,628,006      12,767,500
                                                  ============    ============

          See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------

                                                             Additional
                                          Common Stock         Paid-In     Accumulated   Outstanding
                                        Shares     Amount      Capital       Deficit    Stock Options     Total
                                      ----------  -------   -----------   ------------  ------------- ------------
Balance, June 30, 2003                14,239,605  $ 1,424   $ 6,332,744   $ (8,193,084)  $ 103,968    $(1,754,948)

Stock-based compensation                 258,000       26       136,275                                   136,301
Stock options granted                                                                      616,332        616,332
Stock issued in debt conversion           44,422        4        11,101                                    11,105
Stock issued for services                 50,000        5        27,031                                    27,036
Stock issued for cash                  1,000,000      100       249,900                                   250,000

Net loss, September 30, 2003                                                (1,030,984)                (1,030,984)
                                      ----------  -------   -----------   ------------   ----------   ------------
Balance, September 30, 2003           15,592,027  $ 1,559   $ 6,757,051   $ (9,224,068)  $ 720,300    $(1,745,158)
                                      ==========  =======   ===========   ============   ==========   ============

          See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-----------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                 September 30,
                                                          -----------   -----------
                                                               2003         2002
                                                          -----------   -----------
Cash flows from operating activities:
     Net loss                                             $(1,030,984)  $(1,550,638)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
        Depreciation and amortization                          11,089         9,862
        Stock options granted for services                    616,332         9,542
        Stock-based compensation                              136,301     1,259,946
        Liabilities paid by a shareholder                           -         1,125
           Increase in prepaid expenses                       (10,438)      (28,713)
           Increase (decrease) in:
              Accounts payable                                (95,582)       28,564
              Accrued expenses                                      -             -
              Accrued interest                                 20,595        18,256
              Due to affiliate                                      -             -
                                                          -----------   -----------
Net cash used by operating activities                        (352,687)     (252,056)
                                                          -----------   -----------
Cash flows from investing activities:
     Patent additions                                         (24,789)            -
                                                          -----------   -----------
Net cash used by investing activities                         (24,789)            -
                                                          -----------   -----------
Cash flows from financing activities:
     Issuance of common stock                                 250,000             -
     Issuance of common stock for payment of a liability       27,036             -
     Increase in notes payable                                      -       180,500
     Increase in notes payable - officer/director             130,525        60,000
                                                          -----------   -----------
Net cash provided by financing activities                     407,561       240,500
                                                          -----------   -----------
Net increase (decrease) in cash                                30,085       (11,556)
Cash at beginning of period                                    47,423        11,556
                                                          -----------   -----------
Cash at end of period                                     $    77,508   $         -
                                                          ===========   ===========

          See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                 September 30,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
Supplementary Information:
     Cash paid for:
        Interest                                             $     -    $     -
                                                             ========   ========
        Income taxes                                         $     -    $     -
                                                             ========   ========
     Non-cash disclosures of investing and
       financing activities:
        Stock options granted to consultant                  $ 85,492   $  9,542
                                                             ========   ========
        Conversion of debt to equity                         $ 11,105   $     -
                                                             ========   ========
        Issuance of common stock for payment of a liability  $ 27,036   $     -
                                                             ========   ========

          See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Quick-Med
Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September
30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on
Form 10-KSB for the year ended June 30, 2003, as filed with the Securities and
Exchange Commission.

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

NOTE 2 - STOCK OPTIONS

On March 4, 2001, the Company adopted a qualified equity incentive plan. Under the Plan, the Company is authorized to grant up to 3,000,000 shares of common stock. In March, 2002, 1,140,000 unqualified options were granted under the Plan to employees and directors. The exercise price for 990,000 and 150,000 of the options were 75% and 25%, respectively, of the average trading price of the
Company's stock during the first 30 days after commencement of the stock trading on the Over the Counter ("OTC") Market. The vesting provisions for 100,000 of the options were immediate and the remainder of the 1,040,000 options are vested one third respectively on January 15, 2002, January 15,2003 and January 15,
2004. All options expire five years after the grant date. In July 2003,
1,231,500 unqualified options were granted under the Plan to employees, directors, and service providers. The exercise price for the 1,231,500 options was the closing trading price at the grant date and they were vested immediately. All options expire five years after the grant date. In addition, the Company has issued 223,000 restricted common shares to the directors and an employee/director. These restricted shares were also vested immediately.

The Company has elected to account for the stock options granted to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued
to Employees," and related interpretations. Under APB No. 25, the difference between the option price and the fair value of the shares creates an additional stock option compensation expense which will be recorded in the income statement over the current and subsequent fiscal years, prorated on a quarterly basis. The restricted shares were accounted for compensation expense based on the closing trading price of the grant date.

The Company accounts for stock options granted to directors and consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for
Stock Based Compensation" (FASB No. 123). In March 2002, 50,000 options were granted to a consultant vesting over the same three-year period as employees and directors. Using the Black-Scholes option pricing model, $9,542 of compensation expense was recorded in this period. No options were granted to consultants during this period. The assumptions utilized in valuing the fair market value were - Risk-free interest rate of 4.75%; Dividend yield of 0%; Volatility factor of 50%; Estimated life of 5 years. The July 2003 options issued to the directors and service providers were also valued using the Black-Scholes option pricing model, $474,565 of compensation expense was incurred during this period. The assumptions utilized in valuing the fair

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - STOCK OPTIONS (CONTINUED)

market value for these July 2003 options were - Risk-free interest rate of 6%;
Dividend yield of 0%; Volatility factor of 138%; Estimated life of 5 years.

Had the stock compensation expense for the stock options granted been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under FASB No. 123, The Company's net loss for the three month periods ended September 30, 2003 and 2002 would have been $1,228,804 and
$703,238 respectively.

A summary of options as at September 30, 2003 and 2002 is shown below:

                                              September 30, 2003            September 30, 2002
                                         ---------------------------   ---------------------------
                                           Number   Weighted-Average     Number   Weighted-Average
                                         of Shares   Exercise Price    of Shares   Exercise Price
                                         ---------  ----------------   ---------  ----------------
Outstanding at beginning of period       1,980,000      $ 2.68           840,000      $ 2.24
Granted                                  1,231,500        0.55         1,140,000        3.69
Exercised                                        -           -                 -           -
Forfeited                                        -           -                 -           -
                                         ---------  ----------------   ---------  ----------------
Outstanding at end of period             3,211,500      $ 2.20         1,980,000      $ 3.07
                                         ---------  ================   ---------  ================
Exercisable at end of period             2,864,833                     1,288,667
                                         ---------                     ---------
Available for issuance at end of period    629,000                     1,860,000
                                         =========                     =========

At September 30, 2003 and 2002, the Company's net loss and loss per share would have been increased to the pro forma amounts below:

                            September 30,     September 30,
                                2003               2002
                            ------------      ------------
Net loss
     As reported            $  1,030,984      $ (1,550,638)
                            ============      ============
     Pro forma              $ (1,228,804)     $   (703,238)
                            ============      ============

Loss per share
     As reported            $      (0.07)     $      (0.12)
                            ============      ============
     Pro forma              $      (0.08)     $      (0.06)
                            ============      ============

NOTE 3 - RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2003, the Company received $85,000 from the chairman and accrued interest of $19,787. At September 30, 2003, the amount of the notes payable to the chairman and the president of $1,385,200 and
$45,525, respectively, plus accrued interest, totaled $1,495,519 and are convertible into approximately 3,935,576 common shares. During this period, the president loaned the Company approximately $45,525 to fund operations. The interest rate on this loan is 6% per annum.

In September 2003 the Company negotiated a successor agreement with the Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

$750,000 and the short term borrowing of $550,200 are consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The maturity date of the note will be extended if the Company is unable to repay the debt at that date. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to 5 years beginning at
September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share.
This convertible note agreement is made contingent upon the agreement of the lender to provide additional funding to the Company by purchasing restricted common stock at prices to be agreed to by the Company or other means.

In September 2003, the shareholder loan payable of $9,300 plus accrued interest has been converted into restricted common stock at a conversion rate of $0.25 per share.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

On September 30th, the Company accepted the resignation and removed our then general counsel and director Michael Karsch from office after learning that he had been indicted that day on alleged violations unrelated to the Company. The
Company concurrently obtained independent outside counsel to review certain transactions relating to a dispute we had with Euro Atlantic Capital LLC ("EAC"
or "Euro") in which Mr. Karsch had been involved as our general counsel. Based upon this review, the Board of Directors determined that material disclosure issues existed concerning, among other things, the propriety of EAC's activities in raising capital for the Company and in EAC's direct involvement with the
Company's initial public offering ("IPO") prior to the merger of Quick-Med
Technologies, Inc. and Above Average Investments, Ltd. ("AAI"). Specifically,
the Company became concerned as to whether a bona fide IPO was in fact completed by AAI prior to the merger, and whether inaccurate or incomplete information was previously filed with the SEC relating to EAC's true relationship with the
Company, its financing activities on behalf of the Company and its intended or actual secondary market trading activities in the Company's common stock.

As a result of these concerns, the Company notified the SEC's staff, and filed a
Form 8-K on November 3, 2003 disclosing its concerns. Concurrent with this notification, the Company commenced an internal investigation, which is still ongoing. The Company's preliminary investigation, however, indicates that certain information regarding AAI's IPO, and its subsequent merger with our
Company, was not accurately reflected in prior filings with the SEC.

In May 2000, the Company entered into a letter of intent ("LOI") with EAC, a
"merchant banking and corporate finance firm," to assist us in merging with a public shell company. Pursuant to the LOI, EAC subsequently arranged for the
Company to be merged into AAI, a "blank check" company. In connection with providing these services, parties subsequently agreed that EAC and its investors were to acquire all of AAI's free-trading shares, which shares were initially registered for sale by AAI on a Form SB-2 registration statement that was filed with the SEC on or about July 14, 2000 and was declared effective by the SEC on or about September 19, 2000.

AAI's Form SB-2 registration statement originally disclosed that the proceeds from its IPO (totaling $125,000) were to be placed by AAI in an escrow account at City National Bank, along with the related AAI stock certificates that were to be issued in the names of the IPO purchasers. Although AAI's IPO purportedly closed on or about November 28, 2000, AAI failed to establish such escrow account at City National Bank during the IPO. Subsequently, in or about December
2001, AAI filed a Form 10-QSB/A for the period ended December 31, 2000, disclosing that the monies purportedly raised in its IPO were "on deposit in the trust account of Martin & Adams, PLLC, a Washington, D.C. law firm which held the funds

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

on behalf of EAC." It was further disclosed in the filing that, "Euro received no commissions or other compensation for raising these funds, and [was] one of the investors in the offering."

On or about March 21, 2001, prior to completing our merger with AAI, we entered into a financing agreement with EAC. Among other things, EAC agreed to assist
Quick-Med in becoming a public company through a reverse merger with a public shell, it agreed to assist the Company in developing a public trading market for our common stock, and it agreed to assist in raising $2,000,000 for the Company through the sale of our stock in a private placement. In return, EAC (and its affiliates) were to receive up to 2,500,000 of the (post merger) free-trading shares that were offered in AAI's IPO.

On or about July 17, 2001, EAC and the Company entered into an amended financing agreement, pursuant to which EAC agreed to assist the Company in raising a total of $4,500,000 of additional equity capital.

On or about November 26, 2001, EAC and the Company entered into a second amendment to the original financing agreement with EAC. Pursuant to the second amendment, EAC agreed to, among other things, provide Quick-Med with an interim funding facility totaling a maximum of $500,000 commencing 30 days after the filing of a post-effective amendment to AAI's Form SB-2 registration statement.
Additionally, the second amendment contained the following terms:

     "EAC and its investors will receive free 2,500,000 free trading common shares subscribed for in a public company shell for arranging the
     RTO/Merger of  Quick-Med into this shell and for providing financing of
     $4,500,000 in two tranches. At the completion of this funding, EAC will receive 1,000,000 restricted shares."

EAC further agreed to deposit 1,000,000 of its free trading shares into an escrow or trust account to be released upon completion of the initial $2,000,000 tranche of financing. The second amendment also provided that "EAC will manage and control the filing process and QMT [the Company] will make all appropriate efforts to assist in the immediate filing of Post Effective Amendment No. 4 by
12/07/01."

Subsequent to entering into the November 26, 2001 financing agreement, EAC advised the Company that they would not escrow any of their purportedly free trading shares of AAI's common stock, and that they would not agree to raise more than $2,000,000 for the Company. These modifications were thereafter set forth in a written document that was dated as of November 26, 2001 (and filed with the SEC on about January 8, 2002 as Exhibit 10.4 to Post-Effective
Amendment No. 4 to AAI's SB-2 registration statement).

Subsequently, EAC defaulted on its commitment to raise the $2,000,000 in proceeds for the Company. Although the Company continued to seek funding from
EAC that was previously agreed upon, EAC has refused to honor those commitments.
In addition, the Company has reasons to believe that EAC never placed any of its purportedly free trading shares of our common stock on deposit in any escrow or trust account, but instead sold the vast majority of shares it owned and/or controlled in the secondary market.

The Company intends to continue its regular and ordinary business activities and to take whatever corrective actions deemed necessary to ensure accurate and appropriate disclosure is made of these prior transactions. At this time, however, the Company's internal investigation is still ongoing. As a result, no assurance can be given that related investigations and corrective actions will not have a materially adverse effect on our future business operations and financial condition.

NOTE 5  - SUBSEQUENT EVENT

On November 18, 2003, we executed an agreement with Noville, Inc., a chemical specialty manufacturer, in which Noville, Inc. agrees to provide us with technical and scientific support services and infrastructure

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5  - SUBSEQUENT EVENT (CONTINUED)

for developing our NIMBUS(TM) technology, as well as business and professional services. The additional terms include that: (a) Noville, Inc. will have the exclusive right to represent and develop NIMBUS(TM) in the personal business for a period of five years; (b) Noville, Inc. will pay all research and development costs of the products while we furnish technical assistance, but if Noville,
Inc. does not possess the laboratory or technology to perform the required development, then Noville, Inc. will pay for such services from us at our cost of $12,000 per month; and (c) the net profits from the business, which are defined as revenues less cost of goods sold and other direct expenses, will be split on a 50%/50% basis by Noville, Inc. and us. The agreement is effective as of December 1, 2003 and will be reviewed annually by the parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our
Annual Report on Form 10-KSB for our fiscal year ended June 30, 2003. The terms
"the Company," "we," "our," or "us" refer to Quick-Med Technologies, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates," or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our limited operating history and history of losses and absence of revenues makes it difficult for you to evaluate our current and future business and prospects and future financial results; (b) if we are unable to obtain additional financing, we will be unable to proceed with our Plan of Operations and even if we obtain additional debt or equity financing, the value of any investment in our common stock will be diluted; (c) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (d) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or future products or jointly developed products; (e) our future operations are dependent upon funding by our
Chairman of the Board; (f) whether we comply with regulations pertaining to our business; (g) we have substantial debt obligations due to our Chairman of the
Board, who has funded our operations, debt obligations of which are secured by our assets and revenues and our senior obligations due by us; (h) the matters discussed in this Form 10-QSB under Part II, Item 5, may have a materially adverse effect on our future business and financial condition; and (i) other risk factors discussed in our Form 10-KSB, which may be accessed at www.sec.gov.
Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview
We intend to further develop our core technologies as well as develop future technologies. We will attempt to commercialize those technologies through strategic partnership agreements, joint ventures, or co-development agreements.
We do not intend to manufacture or distribute final products; instead, we will seek partnership arrangements and/or license agreements with third parties to develop products that use our technologies and have such third parties perform the manufacturing and distribution functions associated with our technologies.

Plan of Operations
We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating and research and development expenditures of approximately $117,000 per month or an aggregate of $1,404,000 over the next twelve (12) months, in the following areas:
o    Research and development expenditures of approximately $45,000 per month or an aggregate of $540,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $36,000 in payroll for scientists; (b) $5,000 for chemical supplies; and (c) $4,000 in laboratory operating expenses, including rent expense.
o    Patent related legal fees of approximately $10,500 per month or an aggregate of $126,000 annually; and
o    Operating expenses of approximately $61,500 per month or an aggregate of
     $738,000 over the next twelve (12) months, including officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash of $77,508 as of September 30, 2003 will satisfy our cash requirements for less than one (1) month.

Accordingly, we will be unable to fund our expenses for our entire one year Plan of Operations through our existing assets or cash. Although our Chairman of the
Board has agreed to loan us funds for our operational needs which will be sufficient to meet our Plan of Operations, there are no assurances that we will receive sufficient funds from our Chairman of the Board. Even if our Chairman of the Board provides funding to us, we will be required to issue shares of our common stock to him, which will dilute your interest in our shares. Moreover, we may still need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history, no revenues, and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of Operations. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:
o    Sell or dispose of our assets, if any;
o    Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
o    If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
o    File a Certificate of Dissolution  with the State of Nevada to dissolve our corporation and close our business;
o    Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission; and
o    Make the appropriate filings with the National Association of Security
     Dealers to affect a delisting of our stock.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

If we have any liabilities that we, or our Chairman of the Board on our behalf, are unable to satisfy and we qualify for protection under the U.S. Bankruptcy
Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or
Chapter 11 bankruptcy, our creditors will take priority over our shareholders.
If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

Our Plan of Operations to Date

We have accomplished the following in our Plan of Operations from our inception of October 1997 to date:

November 2000
We entered a cooperative research and development agreement with the United
States Army's Institute for Chemical Defense to develop a post-injury eye and skin treatment for mustard gas exposure for the period of six years.

September 2002
Manufacturing and Distribution Agreement with the Collaborative Group, Ltd.
We entered into a manufacturing and distribution Agreement with The
Collaborative Group, Ltd, a bioscience company, which provides for the development of a product line using a combination of Collaborative Group chemistries and formulations capabilities with our MultiStat family of
MMPI-related technologies.

March 2003
We entered into a Joint Development Agreement with a preserved wood supplier to use our NIMBUS(TM) technology to inhibit rot or termite damage in woods.

April 2003
The TNO Prins Maurits Laboratory, an independent research facility in the
Netherlands, conducted testing of the ability of our compound, Illomastat, to prevent blistering in human skin derived from elective surgery and exposure to mustard gas vapor. The tests demonstrated that Illomastat was effective in preventing the type of skin disintegration that leads to blistering.

June 2003
The Israel Institute of Biologic Research stated that Ilomastat has passed the second clinical test for treating exposure to mustard gas. The experiments demonstrated the ability of Ilomastat to prevent severe deterioration in rabbit eyes exposed to mustard gas vapor.

June 2003
Joint Development Agreement with Wallboard Supplier
We entered into a second Joint Development agreement with a wallboard supplier to use our NIMBUS(TM) technology to inhibit rot or mold in wallboard.

July 2003
Completion of Initial Phase of Cosmetic Product Development
In conjunction with our agreement with The Collaborative Group, ltd., we completed the initial phase of out cosmetic product development program with the
Collaborative Group involving the use of our MultiStat performance ingredients in possible products to be marketed and distributed by the Collaborative Group.
In conjunction with this agreement, the Collaborative Group has conducted test marketing of their Equistat product, which contains our MultiStat performance ingredient and is being marketed as a cosmetic formulation to reduce the appearance of lines and wrinkles.

Our Future Plan of Operations:

Research and Development
We intend to continue the development of our two core technologies, the
MultiStat and Nimbus. We will attempt to develop cooperative partnerships in which other companies will assume some or all of the development costs associated with further development of the technologies and/or products that incorporate our technologies, in exchange for a percentage of the profits from sales of products that incorporate our technologies. We will also attempt to develop royalty based agreements in which companies will license our technology, either on an exclusive or non-exclusive basis.

MultiStat(TM)

COSMETIC
In September 2002, we entered into an exclusive five-year product, manufacturing and distribution agreement with The Collaborative Group, Ltd. Under the agreement, a product line is being developed using a combination of the
Collaborative Group's capabilities with our MultiStat(TM)family of MMPI-related technologies. The Collaborative Group will conduct its work in accordance with a work plan agreed to by the parties that outlines a series of personal skin care products for development and launch. The initial phase of the cosmetic product development program has been completed with the Equistat product launched during approximately July 2003. The agreement provides that Collaborative Group to sell this first product. The work plan also contemplates other products being developed and possibly launched.

PHARMACEUTICAL
For the sulfur mustard post-injury agent treatment, we will continue our development efforts in connection with our agreement with the Cooperative
Research and Development Agreement, or CRADA, with the United States Army
Medical Research Institute of Chemical Defense. The CRADA provides that we are to perform research in consultation with the United States Army. Over the next
12 months, we plan to continue developing the efficacy data in clinical experiments using animal models. We will also seek to acquire pre-existing safety data from Ligand Pharmaceuticals; however, we cannot assure that we will be successful in obtaining this data. If we are unsuccessful in doing so, we may be unable to pursue our pharmaceutical business or we may focus on developing an alternative compound that has shown success in animal models of ocular exposure to mustard gas.

NIMBUS(TM) Technology
For the NIMBUS(TM) technology, we will continue to pursue arrangements and/or agreements with third parties for product development at our own laboratories or at outside laboratories with the intent of seeking to commercialize this potential product in collaboration with end-market manufacturers. The research and development on NIMBUS(TM) is focused currently in three areas: bandages;
building materials; and personal care products. In bandages, the area of focus will be products that are antimicrobial, super-absorbent or hemostatic. In building materials, the areas of immediate focus will be wallboard. In personal care, the plan will be to focus on use of NIMBUS(TM) as a preservative and in other personal care products such as shampoos, deodorants and soaps.

We will seek additional business partnerships in the bandage and personal care/preservatives categories to accelerate the work and commercialize.

Capital Expenditures and Requirements
From 2000 to 2003, we have spent approximately $295,000 on the acquisition of patents and exclusive license agreements. We owe an additional $160,000 to Dr.
Richard Galardy which is due when certain milestones are met in connection with a license agreement we have with Dr. Galardy and Dr. Damian Grobeny.

We do not expect any significant additions to property, plant and equipment.

Critical Accounting Policies and Estimates
The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Our accounting for stock compensation requires us to estimate the value of the shares issued and the value of intangible assets require us to continually assess whether such assets are impaired.

Results of Operations

Comparison of Three Months Ended September 30, 2003 and 2002

Sales. We had no sales for the three month periods ended September 30, 2003 and
2002. We have no sales since our inception. The absence of any sales is attributed to our technologies and potential products still being in the development stage.

Operating Losses. Operating losses for the three months ended September 30, 2003 decreased by 33.51% or $519,654 to ($1,030,984) for the three month period ended
September 30, 2003 from ($1,550,638) for the three month period ended September
30, 2002. The decrease in operating loss was primarily due to a reduction in non-cash stock-based compensation and general and administrative expense, offset by an increase in research and development.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased
$516,856 or 40.71% to $752,632 for the three month period ended September 30,
2003, from $1,269,488 for the three month period ended September 30, 2002. This decrease in non-cash stock based compensation was due to our issuance of stock options to one of our directors at a lower exercise price, which resulted in the recognition of a large compensation expense. In addition, we took a $211,371 charge in compensation expense, as a result of a conversion of the 2002 note payable to our Chairman of the Board.

Research and Development Expense. Research and development expense increased
$17,757 or 19.66% to $108,065 for the three month period ended September 30,
2003, from $90,308 from the September 30, 2002, as a result of a $50,000 license fee payment to a specialty dermatology company during the three month period ended September 30, 2003. Absent this one time $50,000 license fee payment, research and development expense would have decreased $32,243 or 35.70% to
$58,065 as a result of a reduction in our overhead at our laboratory.

General and Administrative Expense. General and administrative expense decreased
$24,226 or 14.89% to $138,498 for the three month period ended September 30,
2003, from $162,724 for the three month period September 30, 2002. This reduction in our general and administrative expenses is primarily attributed to reduced travel, conventions, and investor relations related expenses during
2003.

Interest Expense. Interest expense for the three month period ended September
30, 2003 was $20,700 compared to $18,256 for the three month period ended
September 30, 2002. This $2,444 increase in our interest expense was due to a larger outstanding loan balance at September 30, 2003.

Net Loss. Net loss for the three month period ended September 30, 2003 was
($1,030,984) or ($0.07) per share compared to ($1,550,638) or ($0.12) per share for the three month period ended September 30, 2002. This 33.51% decrease in our net loss is primarily attributable to a reduction in non-cash stock-based compensation and general and administrative expenses, offset by an increase in research and development.

Liquidity and Capital Resources

At September 30, 2003, we had a working capital deficit of ($2,142,736), primarily due to: (a) shareholder loans of $1,430,725; (b) a license fee payable of $160,000; and (c) accounts payable of $511,659. At September 30, 2003, we had a stockholders' deficit of ($1,745,158), a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions described below. Cash used by operating activities was
$358,687 for the three months ended September 30, 2003. Net cash used by investing activities was $24,789 for the filing and maintenance of patents for our core technologies. Net cash provided by financing activities was $407,561,
93% of which consisted of $250,000 derived from sales of our common stock and
$130,525 from shareholder loans.

To date, we have funded our activities principally from: (a) shareholder loans totaling approximately $1,430,725; (b) approximately $26,000 plus accrued interest due to an affiliate company; and (c) a $650,000 bridge loan from a merchant banking firm. All of these funds have been loaned with 6% interest per annum. The loan from the investment banking firm was converted in November 2002 into common stock at $1.00 per share.

At September 30, 2003, we had an outstanding loan balance of $45,525 due to our
President, David Lerner. The loan bears an interest rate of 6% per annum, with the repayment term to be determined.

At September 30, 2003, we had an outstanding loan balance of $1,385,200 due to our Chairman of the Board, Michael Granito, $750,000 of which was from a line of credit we fully utilized. The line of credit agreement provides that the outstanding balance due to Mr. Granito is convertible into common stock at $1.00 per share at Mr. Granito's option. At September 30, 2003, no conversion of common stock had taken place. In October and November 2002, we entered into an additional short term borrowing arrangement with Mr. Granito for up to $500,000 at 6% interest and due at July 1, 2003; this borrowing was secured by our assets and revenues, but did not contain a stock conversion term. This additional short term borrowing was an extension of the $750,000 line of credit and was consolidated into a single financial instrument. As of September 30, 2003, the line of credit had been extended to $550,200, which we fully utilized. Because we have not repaid any amounts to Mr. Granito, the entire combined borrowing amount of $1,385,200 (excluding interest) is due to Mr. Granito.

In September 2003, we negotiated a successor line of credit agreement with Mr.
Granito relevant to the earlier line of credit agreement totaling $1,300,200
(excluding interest), which had expired on July 1, 2003. The line of credit of
$750,000 and the short term borrowing of $550,200 have been consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6%, and due July 1, 2004. The convertible note is secured by our assets and revenues and will remain as our senior-most debt obligation. The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as
15% above the average share price over the prior 20 trading days ($0.33 per share) and 50% over the share price at which we would normally price our restricted common stock based on a discount to the prior 20 day average trading price. The note has an anti-dilution provision in the event that we sell stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the lender to provide additional funding to us by purchasing restricted common stock at prices we agree upon.

During the three months ended September 30, 2003, we raised a total of approximately $380,525 through: (a) the sale of 1,000,000 shares of our restricted common stock to Mr. Granito in return for $250,000 cash consideration from an entity owned by our Chairman of the Board; (b) $85,000 borrowed from Mr.
Granito under the revolving note agreement; and (c) $45,525 borrowed from our
President, David Lerner.

In September 2003, the shareholder loan payable of $9,300 plus accrued interest has been converted into restricted common stock at the conversion rate of $0.25 per share.

In September 2003, approximately $27,000 of accounts payable was paid by 50,000 shares of our restricted common stock.

To date, we have been unable to meet our obligations on a timely or delayed basis, as funding has been made available on an as-needed basis. We cannot assure you that our Chairman of the Board will continue to provide funding beyond the amount of the revolving note agreement.

We received $650,000 of bridge financing from Euro Atlantic. On November 16,
2002, Euro Atlantic converted the notes in the principal amount of $650,000 plus
$25,000 accrued interest into 675,000 shares of common stock.

Contractual Obligations And Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of September 30, 2003:

Significant Obligations  Total   Within 1 Year  2-3 Years  4-5 Years  After 5 Years
-----------------------  ------  -------------  ---------  ---------  -------------
Capital Leases           $   0     $   0         $   0      $   0        $   0
Operating Leases         $3,351    $3,351        $   0      $   0        $   0

We are committed under leases for our Gainesville, Florida office and lab. The lease expires in March 2004. We do not have any capital leases.

Subsequent Event - Material Agreement

Distribution Agreement with Noville
On November 18, 2003, we executed an agreement with Noville Inc., a chemical specialty manufacturer, located in South Hackensack, New Jersey, in which
Noville Inc. agrees to provide us with technical and scientific support services and infrastructure for developing our NIMBUS(TM) technology, as well as business and professional services, such services to include: (a) pilot plan facilities for developing products; (b) office space and support in Noville Inc.'s New
Jersey headquarters; (c) scientific assistance, including application chemists and other support for performing research and development. (d) manufacture of product or causing product to be manufactured; (e) marketing and sales support;
and (f) distribution in the personal care industry. Additional terms include that: (a) Noville Inc. will have the exclusive right to represent and develop
NIMBUS(TM) in the business for a period of five years; (b) Noville Inc. will pay all research and development costs of the products while we furnish technical assistance, but if Noville does not posses the laboratory or technology to perform the required development, then Noville Inc. will pay for such services from us at our cost of $12,000 per month; and (c) the net profits from the business, which are defined as revenues less cost of goods sold and other direct expenses, will be split on a 50%/50% basis by Noville Inc. and us. The agreement is effective as of December 1, 2003 and will be reviewed annually by the parties.

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

Item 3.  Controls and Procedures
The Company's Principal Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Principal Officer and Acting Chief
Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and
Exchange Commission.

There were no significant changes in the Company's internal control over financial reporting, to the knowledge of the management of the Company, or in other factors that have materially affected or are reasonably likely to materially affect, these internal controls over financial reporting subsequent to the evaluation date.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

We have received notice from an attorney for Dr. Harry Phillips, a shareholder seeking repayment of certain funds that he claimed were loaned to us. We have never entered into any transaction with Dr. Phillips. Dr. Phillip's son Andrew
Phillips, was a partner of Euro Atlantic Capital, which was our promoter for the merger with Above Average Investments, Inc. in 2002. Euro Atlantic Capital
loaned us approximately $650,000, which was converted into common stock in
November 2002, in accordance with a written agreement between us and Euro
Atlantic. We believe that Dr. Phillips does not have any meritorious claims against us and if a claim is brought, we intend to file claims against Euro
Atlantic Capital since it acted as a principal in all transactions with the
Company and represented that all funds invested were its funds.

On or about November 13, 2003, we were served with a complaint, Pre Employment
Screening, Inc. et. al. v. Quick Med Technologies, Inc., Cause No. 03AC26803-2
(Circuit Court, State of Missouri, County of St. Louis) alleging violations of
47 United States Code, Section 227. The plaintiffs seek $12,000 in damages. Our counsel is currently reviewing this matter; however, at the present time we do not believe that the claims have any merit, or would otherwise have a material effect on our finanical condition or ongoing business.

We are subject to dispute and litigation in the ordinary course of our business.
None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2.  Changes in Securities and Use of Proceeds

On September 12, 2003, we sold 1,000,000 shares of our common stock to Michael
Granito, our Chairman of the Board, for a price of $0.25 per share or in aggregate of $250,000 in cash. We relied upon Section 4(2) of the Securities Act of 1933, as amended ("Securities Act") for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Granito stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On September 25, 2003, we issued 50,000 shares of our common stock to Investors
Relations Group, Inc. in exchange for approximately $27,000 which we owed to
Investors Relations Group, Inc. for services rendered to us by Investor
Relations Group, Inc. Diane Griesel and John J. Nesbitt are the sole officers, directors and shareholders of Investor Relations Group, Inc. The shares issued to Investor Relations Group, Inc. were valued at a price of $0.54 per share, or an aggregate price of approximately $27,000. We relied upon Section 4(2) of the
Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Investor Relations Group Inc. stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On September 24, 2003, we issued 44,422 shares of our common stock to Dorothy
Lerner, a shareholder and our Chief Executive Officer's mother, in return for
$11,105 (including principal and interest) which we owed to Ms. Lerner for monies which we borrowed from Ms. Lerner. The shares issued to Ms. Lerner were valued at a price of $0.25 per share, or an aggregate price of $11,105. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Ms. Lerner stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On July 24, 2003, we issued 35,000 shares of our common stock to Steven Gulyas in payment for consulting services rendered to us by Mr. Gulyas. The shares issued to Steven Gulyas were valued at a price of $0.55 per share, or an aggregate price of $19,250. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to
Mr. Gulyas stating that the securities were not registered under the Securities
Act and were subject to restrictions on their transferability and sale.

On July 24, 2003, we issued 26,000 shares of our common stock to Peter Barton
Hutt in return for his service as a member of our Board of Directors. The shares issued to Peter Hutt were valued at a price of $0.55 per share, or an aggregate price of $14,300. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer and sale. We placed restrictive legends on the stock certificates representing the shares issued to Peter Barton
Hutt stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

In July 24, 2003, we issued 26,000 shares of our common stock to Gregory Schultz in return for his services as a member of our Board of Directors. The shares issued to Gregory Schultz were valued at a price of $0.55 per share, or an aggregate price of $14,300. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to
Mr. Schultz stating that the securities were not registered under the Securities
Act and were subject to restrictions on their transferability and sale.

On July 24, 2003, we issued 29,000 shares or our common stock to Major General
George Friel (Retired) in return for his service as a member of our Board of
Directors. The shares issued to George Friel were valued at a price of $0.55 per share, or an aggregate price of $15,950. We relied upon Section 4(2) of the
Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Major General George Friel stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On July 24, 2003, we issued 26,000 shares of our common stock to our then
Director, Michael Karsch, in return for his service as a member of our Board of
Directors. The shares issued to Michael Karsch were valued at a price of $0.55 per share, or an aggregate price of $14,300. We relied upon Section 4(2) of the
Securities Act for the sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to
Mr. Karsch stating that the securities were not registered under the Securities
Act and were subject to restrictions on their transferability and sale.

On July 24, 2003, we issued 29,000 shares of our common stock to Gerald Olderman in return for his service as a member of our Board of Directors. The shares issued to Gerald Olderman were valued at a price of $0.55 per share, or an aggregate price of $15,950. We relied upon Section 4(2) of the Securities Act for the sale. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Olderman stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On July 24, 2003, we issued 29,000 shares of our common stock Lieutenant General
Paul Cerjan (Retired) in return for his service as a member of our Board of
Directors. The shares issued to Paul Cerjan were valued at a price of $0.55 per share, or an aggregate price of $15,950. We relied upon Section 4(2) of the
Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Lieutenant General Paul Cerjan stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On July 24, 2003, we issued 29,000 shares of our common stock to Michael Granito in return for his service as our Chairman of the board. The shares issued to
Michael Granito were valued at a price of $0.55 per share, or an aggregate price of $15,950. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer and sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Granito stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On July 24, 2003, we issued 29,000 shares of our common stock to David Lerner in return for his service as our President and a member of our Board of Directors.
The shares issued to David Lerner were valued at a price of $0.55 per share, or an aggregate price of $15,950. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to
Mr. Lerner stating that the securities were not registered under the Securities
Act and were subject to restrictions on their transferability and sale.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information.

On September 30th, the Company accepted the resignation and removed our then general counsel and director Michael Karsch from office after learning that he had been indicted that day on alleged violations unrelated to the Company. The
Company concurrently obtained independent outside counsel to review certain transactions relating to a dispute we had with Euro Atlantic Capital LLC ("EAC"
or "Euro") in which Mr. Karsch had been involved as our general counsel. Based upon this review, the Board of Directors determined that material disclosure issues existed concerning, among other things, the propriety of EAC's activities in raising capital for the Company and in EAC's direct involvement with the
Company's initial public offering ("IPO") prior to the merger of Quick-Med
Technologies, Inc. and Above Average Investments, Ltd. ("AAI"). Specifically,
the Company became concerned as to whether a bona fide IPO was in fact completed by AAI prior to the merger, and whether inaccurate or incomplete information was previously filed with the SEC relating to EAC's true relationship with the
Company, its financing activities on behalf of the Company and its intended or actual secondary market trading activities in the Company's common stock.

As a result of these concerns, the Company notified the SEC's staff, and filed a
Form 8-K on November 3, 2003 disclosing its concerns. Concurrent with this notification, the Company commenced an internal investigation, which is still ongoing. The Company's preliminary investigation, however, indicates that certain information regarding AAI's IPO, and its subsequent merger with our
Company, was not accurately reflected in prior filings with the SEC.

In May 2000, the Company entered into a letter of intent ("LOI") with EAC, a
"merchant banking and corporate finance firm," to assist us in merging with a public shell company. Pursuant to the LOI, EAC subsequently arranged for the
Company to be merged into AAI, a "blank check" company. In connection with providing these services, parties subsequently agreed that EAC and its investors were to acquire all of AAI's free-trading shares, which shares were initially registered for sale by AAI on a Form SB-2 registration statement that was filed with the SEC on or about July 14, 2000 and was declared effective by the SEC on or about September 19, 2000.

AAI's Form SB-2 registration statement originally disclosed that the proceeds from its IPO (totaling $125,000) were to be placed by AAI in an escrow account at City National Bank, along with the related AAI stock certificates that were to be issued in the names of the IPO purchasers. Although AAI's IPO purportedly closed on or about November 28, 2000, AAI failed to establish such escrow account at City National Bank during the IPO. Subsequently, in or about December
2001, AAI filed a Form 10-QSB/A for the period ended December 31, 2000, disclosing that the monies purportedly raised in its IPO were "on deposit in the trust account of Martin & Adams, PLLC, a Washington, D.C. law firm which held the funds on behalf of EAC." It was further disclosed in the filing that, "Euro received no commissions or other compensation for raising these funds, and [was]
one of the investors in the offering."

On or about March 21, 2001, prior to completing our merger with AAI, we entered into a financing agreement with EAC. Among other things, EAC agreed to assist
Quick-Med in becoming a public company through a reverse merger with a public shell, it agreed to assist the Company in developing a public trading market for our common stock, and it agreed to assist in raising $2,000,000 for the Company through the sale of our stock in a private placement. In return, EAC (and its affiliates) were to receive up to 2,500,000 of the (post merger) free-trading shares that were offered in AAI's IPO.

On or about July 17, 2001, EAC and the Company entered into an amended financing agreement, pursuant to which EAC agreed to assist the Company in raising a total of $4,500,000 of additional equity capital.

On or about November 26, 2001, EAC and the Company entered into a second amendment to the original financing agreement with EAC. Pursuant to the second amendment, EAC agreed to, among other things, provide Quick-Med with an interim funding facility totaling a maximum of $500,000 commencing 30 days after the filing of a post-effective amendment to AAI's Form SB-2 registration statement.
Additionally, the second amendment contained the following terms:

     "EAC and its investors will receive free 2,500,000 free trading common shares subscribed for in a public company shell for arranging the
     RTO/Merger of Quick-Med into this shell and for providing financing of
     $4,500,000 in two tranches. At the completion of this funding, EAC will receive 1,000,000 restricted shares."

EAC further agreed to deposit 1,000,000 of its free trading shares into an escrow or trust account to be released upon completion of the initial $2,000,000 tranche of financing. The second amendment also provided that "EAC will manage and control the filing process and QMT [the Company] will make all appropriate efforts to assist in the immediate filing of Post Effective Amendment No. 4 by
12/07/01."

Subsequent to entering into the November 26, 2001 financing agreement, EAC advised the Company that they would not escrow any of their purportedly free trading shares of AAI's common stock, and that they would not agree to raise more than $2,000,000 for the Company. These modifications were thereafter set forth in a written document that was dated as of November 26, 2001 (and filed with the SEC on about January 8, 2002 as Exhibit 10.4 to Post-Effective
Amendment No. 4 to AAI's SB-2 registration statement).

Subsequently, EAC defaulted on its commitment to raise the $2,000,000 in proceeds for the Company. Although the Company continued to seek funding from
EAC that was previously agreed upon, EAC has refused to honor those commitments.
In addition, the Company has reasons to believe that EAC never placed any of its purportedly free trading shares of our common stock on deposit in any escrow or trust account, but instead sold the vast majority of shares it owned and/or controlled in the secondary market.

The Company intends to continue its regular and ordinary business activities and to take whatever corrective actions deemed necessary to ensure accurate and appropriate disclosure is made of these prior transactions. At this time, however, the Company's internal investigation is still ongoing. As a result, no assurance can be given that related investigations and corrective actions will not have a materially adverse effect on our future business operations and financial condition.

Resignation of Peter Barton Hutt
On November 5, 2003, Peter Barton Hutt tendered his resignation as a member of our Board of Directors, effective November 5, 2003. Mr. Hutt's resignation was not due to any disagreement with the Company on any matter relating to the
Company's operations, policies or practices or any other matter pertaining to the Company.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

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
10.5.3  Consulting Agreement - William Toreki (1)
10.6    Note issued to Michael R. Granito by Quick-Med Technologies (1)
10.7    Employment Agreement - Gerard Bencen (1)
10.8    Research and Development Agreement - The Collaborative Group (2)
10.9    Agreement Between Noville and Quick-Med Technologies, Inc.
31.1    Section 302 Certification
32.1    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3    Assignment of Patent for Wound Care (1)
99.4    Assignment of Patent for Mustard Gas (1)
99.5    Assignment of Patent for Anti-wrinkle cream (1)
-------------
(1) Incorporated by reference to the Company's registration statement on Form
SB-2 (file no. 333-41672)
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002

Reports on Form 8-K

During the fiscal quarter ended September 30, 2003, the Company filed the following Forms 8-Ks as described in (a) - (b) below:

(a) As more fully described in the Form 8-K that we filed with the Securities and Exchange Commission on October 6, 2003, on September 30, 2003, the same day the Securities and Exchange Commission and the United States Justice Department
filed civil and criminal actions against Michael Karsch, respectively, our Board of Directors held a Special Meeting at which Mr. Karsch's resignation as director was accepted; Mr. Karsch was also removed as General Counsel and
Corporate Secretary. Mr. Karsch's removal was not due to any disagreement with or observed conflict with us on any matter relating to our operations, policies, or practices.

(b) As more fully described in the Form 8-K that we filed with the Securities and Exchange Commission on November 3, 2003, we obtained outside counsel to review legal matters including certain transactions relating to a dispute we had with Euro Atlantic Capital and based upon this review, our Board of Directors determined that material disclosure issues exist concerning, among other things, the propriety of Euro Atlantic Capital's activities in raising capital for us and Euro Atlantic Capital's direct involvement with our initial public offering prior to the merger. We further disclosed in this Form 8-K, that based upon its recent review of these matters, we have significant concerns as to whether a bona fide IPO was in fact completed prior to the merger and that inaccurate or incomplete information may have been filed with the Securities and Exchange
Commission relating to Euro Atlantic Capital's true relationship with us, financing activities on behalf of us the intended or actual secondary market trading activities in our common stock.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2003                 Quick-Med Technologies, Inc.

                                        By: /s/ David S. Lerner
                                        David S. Lerner, President

