Form 10QSB
period 2003-12-31
QUICK MED TECHNOLOGIES INC
filed 2004-02-17
CIK 1088206

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes__   No__

Number of shares of common stock outstanding as of February 10, 2004: 17,159,528

                                     INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of December 31, 2003 (unaudited)..........1

         Condensed Statements of Operations for the three months and six months ended December 31, 2003 and 2002 (unaudited)............2

         Condensed Statement of Changes in Stockholders' Deficit for
           the three-months ended December 31, 2003 (unaudited)...............3

         Condensed Statements of Cash Flows for the six months
           ended December 31, 2003 and 2002 (unaudited).....................4-5

         Notes to Condensed Financial Statements............................6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................11

Item 3.  Controls and Procedures.............................................17

PART II  OTHER INFORMATION

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)

           ASSETS
           ------
                                                                  December 31,
                                                                      2003
                                                                  -----------
   Current assets:
      Cash                                                          $ 87,522
      Accounts Receivable                                             12,000
                                                                  -----------
             Total current assets                                     99,522
                                                                  -----------
   Property and equipment, net                                         2,963
                                                                  -----------
   Other assets:
      Prepaid expenses, deposits                                      12,309
      Intangible asset, net                                          367,020
                                                                  -----------
             Total other assets                                      379,329
                                                                  -----------
             Total assets                                          $ 481,814
                                                                   ==========

           LIABILITIES AND STOCKHOLDERS' DEFICIT
           -------------------------------------

   Current liabilities:
      Accounts payable                                             $ 352,868
      Accrued interest on note payable - officer/director            133,533
      License payable                                                160,000
      Note payable - officer/director                              1,425,200
      Shareholder loans payable                                      178,547
                                                                  -----------
             Total current liabilities                             2,250,148
                                                                  -----------

    Commitments and Contingencies                                          -

   Stockholders' deficit:
      Common stock, $0.0001 par value; 100,000,000
        authorized shares;  17,089,528  shares  issued
        and outstanding                                                1,709
      Additional paid-in capital                                   7,307,376
      Outstanding stock options                                      729,842
      Accumulated deficit                                         (9,807,261)
                                                                  -----------
             Total stockholders' deficit                          (1,768,334)
                                                                  -----------
             Total liabilities and stockholders' deficit          $  481,814
                                                                  ===========

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               Three Months Ended         Six Months Ended
                                                  December 31,             December 31,
                                        -----------  -----------    ------------  ------------
                                             2003         2002            2003         2002
                                        -----------  -----------    ------------  ------------
Revenues                                  $ 12,000   $        -     $    12,000   $        -

Expenses:
  General and administrative expenses      266,576       194,581        381,075       357,304
  Research and development                  84,997       220,767        217,062       311,076
  Depreciation and amortization             11,089         9,908         22,177        19,770
  Stock-based compensation                 210,017       141,767        962,649     1,411,255
                                        -----------  ------------   ------------  ------------
Total expenses                             572,679       567,023      1,582,963     2,099,405
                                        -----------  ------------   ------------  ------------

Loss from operations                      (560,679)     (567,023)    (1,570,963)   (2,099,405)
                                        -----------  ------------   ------------  ------------
Other income (expense):
  Interest expense                         (22,514)     (982,345)       (43,214)   (1,000,601)
                                        -----------  ------------   ------------  ------------

Loss before income taxes                  (583,193)   (1,549,368)    (1,614,177)   (3,100,006)
                                        -----------  ------------   ------------  ------------
Provision (benefit) for income taxes            -             -              -               -
                                        -----------  ------------   ------------  ------------

Net loss                                $ (583,193)  $(1,549,368)   $(1,614,177)  $(3,100,006)
                                        ===========  ============   ============  ============

Net loss per share (basic and diluted)     $ (0.04)      $ (0.12)       $ (0.10)      $ (0.24)
                                        ===========  ============   ============  ============
Weighted average common
  shares outstanding                    16,303,358    13,144,130     15,465,736     12,955,815
                                        ===========  ============   ============  ============

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

                                                    Additional
                                    Common Stock       Paid-In    Accumulated   Outstanding
                                Shares     Amount     Capital      Deficit     Stock Options       Total
                              ----------  -------  -----------  -------------  -------------  -------------
Balance, September 30, 2003   15,592,027  $ 1,559  $ 6,757,051  $ (9,224,068)    $ 720,300    $ (1,745,158)

Stock-based compensation                               176,100                                     176,100
Stock options granted                                                                9,542           9,542
Stock issued for services         97,501       10       24,365                                      24,375
Stock issued for cash          1,400,000      140      349,860                                     350,000

Net loss, December 31, 2003                                         (583,193)                     (583,193)
                              ----------  -------  -----------  -------------  -------------  -------------
Balance, December 31, 2003    17,089,528  $ 1,709  $ 7,307,376  $ (9,807,261)    $ 729,842    $ (1,768,334)
                             ===========  =======  ===========  ============     =========    ============

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                              Six Months Ended
                                                                December 31,
                                                        ---------------------------
                                                            2003            2002
                                                        -----------     -----------
Cash flows from operating activities:
    Net loss                                            $(1,614,177)    $(3,100,006)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
       Depreciation and amortization                         22,177          19,770
       Stock granted for services                            24,375          19,084
       Stock-based compensation                             938,274       1,392,171
       Liabilities paid by a shareholder                          -          14,626
       Interest expense in debt conversion to equity              -         965,250
          Increase in accounts receivable                   (12,000)              -
          Increase in prepaid expenses                       (6,240)        (19,209)
          Increase (decrease) in:
             Accounts payable                              (261,213)         38,613
             Accrued interest                               43,109           35,352
                                                        -----------     -----------
Net cash used by operating activities                      (865,695)       (634,349)
                                                        -----------     -----------

Cash flows from investing activities:
    Purchase of fixed assets                                      -          (2,746)
    Patent additions                                        (24,789)             -
                                                        -----------     -----------
Net cash used by investing activities                       (24,789)         (2,746)
                                                        -----------     -----------

Cash flows from financing activities:
    Issuance of common stock for cash                       600,000         100,000
    Issuance of common stock for payment of a liability      27,036               -
    Increase in notes payable                               125,000         250,000
    Increase in notes payable - officer/director            230,525         277,700
    Repayments of notes payable - officer/director          (51,978)             -
                                                        -----------     -----------

Net cash provided by financing activities                   930,583         627,700
                                                        -----------     -----------

Net increase (decrease) in cash                              40,099          (9,395)
Cash at beginning of period                                  47,423          11,556
                                                        -----------     -----------
Cash at end of period                                   $    87,522     $     2,161
                                                        ===========     ===========

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                 Six Months Ended
                                                                   December 31,
                                                             ------------------------
                                                               2003            2002
                                                             ---------      ---------
Supplementary disclosure of cash activities:
    Cash paid for:
       Interest                                              $     -        $      -
                                                             =========      =========
       Income taxes                                          $     -        $      -
                                                             =========      =========

    Non-cash disclosures of investing and
      financing activities:
       Stock options granted to consultant                   $ 95,034       $  19,084
                                                             =========      =========
       Conversion of debt to equity                          $ 11,105       $ 675,000
                                                             =========      =========
       Issuance of common stock for payment of a liability   $ 27,036       $      -
                                                             =========      =========

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and the footnotes thereto contained in the Company's
Annual Report on Form 10-KSB for the year ended June 30, 2003, as filed with the
Securities and Exchange Commission.

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

Revenue Recognition: The Company recognizes the revenue as it provides technical and scientific services to a specialty chemical manufacturer.

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

The Company has elected to account for the stock options granted to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued
to Employees," and related interpretations. Under APB No. 25, the difference between the option price and the fair value of the shares creates an additional stock option compensation expense which will be recorded in the income statement over the current and subsequent fiscal years, prorated on a quarterly basis. The restricted shares were accounted for as compensation expense based on the closing trading price of the grant date.

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

NOTE 2 - STOCK OPTIONS (CONTINUED)

yield of 0%; Volatility factor of 50%; Estimated life of 5 years. The July 2003 options issued to the directors and service providers were also valued using the
Black-Scholes option pricing model, $474,565 of compensation expense was incurred during this period. The assumptions utilized in valuing the fair market value for these July 2003 options were - Risk-free interest rate of 6%; Dividend yield of 0%; Volatility factor of 138%; Estimated life of 5 years.

Had the stock compensation expense for the stock options granted been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under FASB No. 123, The Company's net loss for the three month periods ended December 31, 2003 and 2002 would have been $521,168 and
$1,618,321, respectively, and the six month periods ended December 31, 2003 and
2002 would have been $1,928,422 and $2,322,453, respectively.

A summary of options as at December 31, 2003 and 2002 is shown below:

                                                December 31, 2003              December 31, 2002
                                         ----------------------------    ----------------------------
                                            Number   Weighted-Average       Number   Weighted-Average
                                          of Shares   Exercise Price      of Shares   Exercise Price
                                         ----------  ----------------    ----------  ----------------

Outstanding at beginning of period        1,980,000        $ 2.68          840,000         $ 2.24
Granted                                   1,231,500          0.55        1,140,000           3.69
Exercised                                        -             -                -              -
Forfeited                                  (198,000)         2.93               -              -
                                         ----------        ------       ----------         ------
Outstanding at end of period              3,013,500        $ 2.15        1,980,000         $ 3.07
                                         ----------        ======       ----------         ======
Exercisable at end of period              2,666,833                     1,288,667
                                         ----------                    ----------
Available for issuance at end of period     629,000                     1,860,000
                                         ==========                    ==========

At December 31, 2003 and 2002, the Company's net loss and loss per share would have been for the three months and six months ended are as follows:

                                             Three Months Ended                Six Months Ended
                                        December 31,   December 31,     December 31,    December 31,
                                            2003           2002              2003             2002
Net loss
     As reported                        $ (583,193)   $ (1,549,368)    $ (1,614,177)   $ (3,100,903)
                                        ===========   =============    =============   =============
     Pro forma                          $ (611,268)   $ (1,618,321)    $ (2,018,422)   $ (2,322,453)
                                        ===========   =============    =============   =============
Loss per share
     As reported                           $ (0.03)        $ (0.12)         $ (0.10)        $ (0.24)
                                           ========        ========         ========        ========
     Pro forma                             $ (0.04)        $ (0.12)         $ (0.13)        $ (0.18)
                                           ========        ========         ========        ========

NOTE 3 - RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2003, the Company received $175,000 from the chairman, of which $50,000 was repaid, and accrued interest of $41,509. In addition, the chairman paid $125,000 in cash for a joint development project on behalf of the Company, and it was accounted for as a short term

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

loan at the interest of 6% per annum. At December 31, 2003, the amount of the notes payable to the chairman and the president of $1,425,200 and $53,547, respectively, plus accrued interest, totaled $1,612,279 and are convertible into approximately 4,242,839 common shares. During this period, the president loaned the Company approximately $55,525 to fund operations, of which $1,978 was repaid. The interest rate on this loan is 6% per annum.

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

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

On September 30th, the Company accepted the resignation and removed our then general counsel and director Michael Karsch from office after learning that he had been indicted that day on alleged violations unrelated to the Company. The
Company concurrently obtained independent outside counsel to review certain transactions relating to a dispute we had with Euro Atlantic Capital LLC ("EAC"
or "Euro") in which Mr. Karsch had been involved as our general counsel. After its preliminary review of the matter, the Company notified the SEC's staff of its concerns, filed a Form 8-K on November 3, 2003, and commenced an internal investigation. The Company's internal investigation has now been substantially completed, notwithstanding the fact that certain individuals and entities have refused to cooperate with the Company's requests for relevant information and documents concerning these transactions. The Company intends to continue reviewing this matter and will continue to cooperate with the SEC, as well as with other state and/or federal agencies involved in reviewing this matter.

As previously disclosed, in May 2000, Quick-Med (then a privately held company)
entered into a letter of intent ("LOI") with EAC, a "merchant banking and corporate finance firm," to assist in merging Quick-Med with a public shell company. Pursuant to the LOI, EAC subsequently arranged for Quick-Med to be merged into AAI, a "blank check" company. In connection with providing these services, parties subsequently agreed that EAC and its investors were to acquire all of AAI's free-trading shares, which shares were initially registered for sale by AAI on a Form SB-2 registration statement that was filed with the SEC on or about July 14, 2000 and was declared effective by the SEC on or about
September 19, 2000.

AAI's Form SB-2 registration statement originally disclosed that the proceeds from its IPO (totaling $125,000) were to be placed by AAI in an escrow account at City National Bank, along with the related AAI stock certificates that were to be issued in the names of the IPO purchasers. Although AAI's IPO purportedly closed on or about November 28, 2000, AAI failed to utilize any such escrow account at City National Bank during the IPO. Subsequently, in or about December
2001, AAI filed a Form 10-QSB/A for the period ended December 31, 2000, disclosing that the monies purportedly raised in its IPO were "on deposit in the trust account of Martin & Adams, PLLC, a Washington, D.C. law firm which held the funds

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

on behalf of EAC." It was further disclosed in the filing that, "Euro received no commissions or other compensation for raising these funds, and [was] one of the investors in the offering."

On or about March 21, 2001, prior to completing our merger with AAI, Quick-Med entered into a financing agreement with EAC. Among other things, EAC agreed to assist Quick-Med in becoming a public company through a reverse merger with a public shell, it agreed to assist the Company in developing a public trading market for our common stock, and it agreed to assist in raising $2,000,000 for the Company through the sale of our stock in a private placement. In return, EAC
(and its affiliates) were to receive up to 2,500,000 of the (post merger)
free-trading shares that were offered in AAI's IPO.

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

EAC further agreed to deposit 1,000,000 of its free trading shares into an escrow or trust account to be released upon completion of the initial $2,000,000 tranche of financing. The second amendment also provided that "EAC will manage and control the filing process and QMT will make all appropriate efforts to assist in the immediate filing of Post Effective Amendment No. 4 by 12/07/01."

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

Transfer agent records obtained during the internal investigation indicate that substantially all of the 2,500,000 shares of common stock issued by AAI in connection with its IPO were acquired (directly or indirectly) by Euro and/or its affiliates (including its officers and employees, their family members, and certain entities associated with these individuals).

The internal investigation found that Quick-Med, its officers and directors were receiving and reasonably relying upon legal advice and guidance from its former general counsel on these, as well as other, corporate and securities related matters. Accordingly, the internal investigation concluded that no action should be taken against any of the Company's current officers and/or directors.
However, as a result of the internal investigation, the Company intends to further review this matter to determine whether any cause of action should be instituted against other individuals and/or entities who were involved in

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

arranging, facilitating or reviewing these transactions. No assurance can be given that any such action will be filed in the future, or that, if such an action is filed, it would result in a monetary judgment that could be ultimately collected upon by the Company. Moreover, if any such action were to be filed, the Company would most likely have to expend significant resources in prosecuting its claims, which could have a materially adverse affect on the
Company financial condition and future results of operations.

The Company intends to continue its regular and ordinary business activities and will continue to take any corrective actions deemed necessary to ensure accurate, timely and appropriate disclosure is made regarding all of its material transactions. The Company believes that, at this time, appropriate regulatory agencies are reviewing the above matter. The Company intends to continue cooperating with these agencies in connection with their investigations. No assurance can be given that these continuing investigations and any other corrective actions taken will not have a materially adverse effect on our future business operations and financial condition.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our
Annual Report on Form 10-KSB for our fiscal year ended June 30, 2003. The terms
"the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates," or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our limited operating history and our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (b) if we are unable to obtain additional financing, we will be unable to proceed with our operating plan and even if we obtain additional debt or equity financing, the value of our common stock will be diluted; (c) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (d) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (e) our future operations are dependent upon funding by our Chairman of the Board; (f) whether we comply with regulations pertaining to our business; (g) we have substantial debt obligations due to our Chairman of the Board, who has funded our operations, debt obligations of which are secured by our assets and revenues and our senior obligations due by us; (h) the matters discussed in this Form 10-QSB under Part
II, Item 5, may have a materially adverse effect on our future business and financial condition; and (i) other risk factors discussed in our Form 10-KSB, which may be accessed at www.sec.gov. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview
We intend to further develop our core technologies as well as develop future technologies. We will attempt to commercialize those technologies through strategic partnership agreements, joint ventures, or co-development agreements.
We do not intend to manufacture or distribute final products; instead, we will seek partnership arrangements and/or license agreements with third parties to develop products that use our technologies and have such third parties perform the manufacturing, marketing, and distribution functions.

Capital Expenditures and Requirements
From 2000 to 2003, we have spent approximately $295,000 on the acquisition of patents and exclusive license agreements. We owe an additional $160,000 to Dr.
Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian
Grobeny.

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
                                      -11-

Results of Operations

Comparison of Six Months Ended December 31, 2003 and 2002

Revenues. In December 2003, we received revenues of $12,000 from a specialty chemical manufacturer, Noville, Inc., in accordance with our November 18, 2003 agreement with this manufacturer, which provides that if Noville does not possess the laboratory or technology to develop our NIMBUS(TM)technology, then it will pay us for these services at our cost of $12,000 per month. This agreement is effective on December 1, 2003 with a five year term and will be reviewed annually. We had no revenues for the six month period ended December
31, 2002 since our technologies and potential products were (and still are) in the development stage.

Operating Losses. Operating losses for the six months ended December 31, 2003 decreased by 25.2% or $528,442 to ($1,570,963) for the six months ended December
31, 2003 from ($2,099,405) for the six months ended December 31, 2002. The decrease in operating loss was primarily due to a reduction in non-cash stock-based compensation and in research and development expenses, as reflected immediately below.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased
$448,606 or 31.8% to $962,649 for the six months ended December 31, 2003, from
$1,411,255 for the six months ended December 30, 2002. This decrease in non-cash stock based compensation is attributed to our issuance of stock options to a director at less than fair value, which resulted in the recognition of a large compensation expense in 2002. In addition, we took a $211,371 charge in compensation expense, as a result of a conversion of the 2002 note payable to our Chairman of the Board. This decrease was offset by a charge of $90,000 in stock-based compensation in 2003 as a result of issuing 1,000,000 shares of our common stock to our Chairman of the Board for $250,000 in cash at a discount price of $0.25 per share from the closing trading price of $0.34 per share on that day. Later, we also issued 1,400,000 shares of our common stock to our
Chairman of the Board for $350,000 in cash at a premium price of $0.25 per share as compared to the closing trading price of $0.16 per share on that day.
However, no gain was reported for this transaction.

Research and Development Expense. Research and development expense decreased by
$94,014 or 30.2% to $217,062 for the six months ended December 31, 2003, from
$311,076 December 31, 2002, as a result of outside research expenditures of approximately $148,000 in 2002 as compared to a $50,000 license fee payment to a specialty dermatology company during the six months ended December 31, 2003.

General and Administrative Expense. General and administrative expense increased by $23,771 or 6.7% to $381,075 for the six month period ended December 31, 2003, from $357,304 for the six month period December 31, 2002. This increase in our general and administrative expenses is primarily attributed to significant corporate legal and patent maintenance fees and additional consulting expenses incurred in 2003.

Interest Expense. Interest expense for the six month period ended December 31,
2003 decreased $957,387 or 95.7% to $43,214 as compared to $1,000,601 for the six month period ended December 31, 2002. This decrease was due to the conversion of notes payable to a shareholder which had a $650,000 principal balance and $25,000 in related accrued interest, into common stock during 2002.
As a result of this conversion, we took a charge of $965,250 of non-cash interest expense for the six month period ended December 31, 2002.

Net Loss. Net loss for the six month period ended December 31, 2003 was
($1,614,177) or ($0.10) per share compared to ($3,100,006) or ($0.24) per share for the six month period ended December 31, 2002. This decrease is primarily attributable to a reduction in non-cash stock-based compensation and research and development expenses, offset by an increase in general and administrative expense.
                                      -12-

Comparison of Three Months Ended December 31, 2003 and 2002

Revenues. In December 2003, we received revenues of $12,000 from a specialty chemical manufacturer in accordance with our agreement with this manufacturer that if we provided technical and scientific services to the manufacturer, we would receive $12,000 of personal care industry related research and development costs. This agreement is effective on December 1, 2003 with a five year term and will be reviewed annually. We had no revenues for the three month period ended
December 31, 2002 since our technologies were (and still are) in the development stage.

Operating Losses. Operating losses for the three months ended December 31, 2003 decreased slightly by 1.1% or $6,344 to ($560,679) for the three month period ended December 31, 2003 from ($567,023) for the three month period ended
December 30, 2002. The decrease in operating loss was primarily due to a reduction in research and development expense, offset by an increase in non-cash stock-based compensation and in general and administrative expense, as reflected immediately below.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation increased
$68,250 or 48.1% to $210,017 for the three month period ended December 31, 2003, from $141,767 for the three month period ended December 31, 2002. This increase was due to a charge of $90,000 in stock-based compensation in 2003 as a result from the issuance of 1,000,000 shares of stock to our Chairman of the Board for
$250,000 in cash at a discount price of $0.25 per share from the closing trading price of $0.34 per share on that day. Later, we also issued 1,400,000 shares of our common stock to our Chairman of the Board for $350,000 in cash at a premium price of $0.25 per share as compared to the closing trading price of $0.16 per share on that day. However, no gain was reported for this transaction. The increase was offset by the forfeiture of the stock options owned by a director, who resigned during this quarter. Hence, no compensation expense was accrued to his stock options.

Research and Development Expense. Research and development expense decreased by
$135,770 or 61.5% to $84,997 for the three months period ended December 31,
2003, from $220,767 from the December 31, 2002. This decrease was the result of outside research expenditures of approximately $148,000 incurred in 2002 as compared to none in 2003.

General and Administrative Expense. General and administrative expense increased
$71,995 or 37.0% to $266,576 for the three months period ended December 31,
2003, from $194,581 for the three months period ended December 31, 2002. This increase in our general and administrative expenses is primarily attributed to significant corporate legal and patent maintenance fees, and additional consulting fees offset by reduced travel, conventions, and investor relations related expenses during 2003.

Interest Expense. Interest expense for the three month period ended December 31,
2003 decreased $959,831 or 97.7% to $22,514 as compared to $982,345 for the three month period ended December 31, 2002. This decrease was due to the conversion of notes payable to a shareholder which had a $650,000 principal balance and $25,000 in related accrued interest, into common stock during 2002.
As a result of this conversion, Quick-Med took a charge of $965,250 of non-cash interest expense for the three months period ended December 31, 2002. This decrease was offset by an increase of $5,419 in our interest expense which was due to a larger average outstanding loan balance at December 31, 2003.

Net Loss. Net loss for the three month period ended December 31, 2003 was
($583,193) or ($0.04) per share compared to ($1,549,368) or ($0.12) per share for the three month period ended December 31, 2002. This decrease in our net loss is primarily attributable to a reduction in interest expense resulting from the debt to equity conversion, research and development expense and non-cash stock-based compensation, offset by an increase in general and administrative expense.
                                      -13-

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended June 30, 2003 and for the six months ended
June 30, 2002 as we have experienced recurring losses and negative cash flows from operations in these periods. In addition, it has a net capital deficiency.
These matters raise substantial doubt about our ability to continue as a going concern.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating and research and development expenditures of approximately $102,000 per month or an aggregate of $1,224,000 over the next twelve (12) months, in the following areas:

o    Research and development expenditures of approximately $45,000 per month or an aggregate $540,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $36,000 in payroll for scientists; (b) $5,000 for chemical supplies; and (c) $4,000 in laboratory operating expenses, including rent expense.
o    Patent related legal fees of approximately $10,500 per month or an aggregate $126,000 annually; and
o    Operating expenses of approximately $46,500 per month or an aggregate
     $558,000 over the next twelve (12) months, including officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash of $87,522 as of December 31, 2003 will satisfy our cash requirements for less than one (1) month.

Accordingly, we will be unable to fund our expenses for our entire one year plan of operations through our existing assets or cash. Although our Chairman of the
Board has agreed to loan us funds for our operational needs, which will assist in meeting our Plan of Operations, there are no assurances that we will receive sufficient funds from our Chairman of the Board or that they will be adequate to meet our operating needs. Even if our Chairman of the Board provides funding to us, we will be required to provide loan with interest and other possible terms and/or issue shares of our common stock to him, which will dilute your interest in our shares. Moreover, we may still need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history, limited revenues, and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of Operations. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:
o    Significantly reduce, eliminate or curtail our business, operating and research and development activities so as to reduce operating costs;
o    Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors, including our Chairman of the Board;
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
o    Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
o    Make the appropriate filings with the National Association of Security
     Dealers to affect a delisting of our stock.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

As of December 31, 2003, we have notes outstanding to our Chairman of the Board and the President totaling $1,425,000 and $53,547, respectively, most of which is due July 1, 2004 unless restructured. If we are unable to successfully restructure these loans, we may have to liquidate our business and undertake any or all the steps outlined above.

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

At December 31, 2003, we had a working capital deficit of ($2,150,626), primarily due to: (a) shareholder loans of $1,737,280; (b) a license fee payable of $160,000; and (c) accounts payable of $352,868. At December 31, 2003, we had a stockholders' deficit of ($1,768,334), a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions described below.

Cash used by operating activities was $865,695 for the six months ended December
31, 2003. Net cash used by investing activities was $24,789 for the filing and maintenance of patents for our core technologies. Net cash provided by financing activities was $930,583, 97% of which consisted of $600,000 derived from sales of our common stock and $303,547 from shareholder loans.

To date, we have funded our activities principally from shareholder loans totaling $1,737,280, including related accrued interests, and a $650,000 bridge loan from a merchant banking firm. All of these funds have been loaned with 6%
interest per annum. The loan from the investment banking firm was converted in
November 2002 into common stock at $1.00 per share.

At December 31, 2003, we had an outstanding loan balance of $53,547 due to our
President, David Lerner. The loan bears an interest rate of 6% per annum, with the repayment term to be determined.

At December 31, 2003, we had an outstanding loan balance of $1,425,200 due to our Chairman of the Board, Michael Granito, $750,000 of which was from a line of credit we fully utilized. The line of credit agreement provides that the outstanding balance due to Mr. Granito is convertible into common stock at $1.00 per share at Mr. Granito's option. At December 31, 2003, no conversion of common stock had taken place. In October and November 2002, we entered into an additional short term borrowing arrangement with Mr. Granito for up to $500,000 at 6% interest and due at July 1, 2003; this borrowing was secured by our assets and revenues, but did not contain a stock conversion term. This additional short term borrowing was an extension of the $750,000 line of credit and was consolidated into a single financial instrument. As of September 30, 2003, the line of credit had been extended to $550,200, which we fully utilized. Because we have not repaid any amounts to Mr. Granito, the entire combined borrowing amount of $1,385,200 (excluding interest) is due to Mr. Granito.

In September 2003, we negotiated a successor line of credit agreement with Mr.
Granito relevant to the earlier line of credit agreement totaling $1,300,200
(excluding interest), which had expired on July 1, 2003. The line of credit of
$750,000 and the short term borrowing of $550,200 have been consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6%, and due July 1, 2004. The convertible note is secured by our assets and revenues and will remain as our senior-most debt obligation. The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as
15% above the average share price over the prior 20 trading days ($0.33 per share) and 50% over the share price at which we would normally price our restricted common stock based on a discount to the prior 20 day average trading price. The note has an anti-dilution provision in the event that we sell stock to other investors at less than $0.20 per share. This convertible note agreement was made contingent upon the agreement of the lender to provide additional funding to us by purchasing restricted common stock at prices we agree upon.

At December 31, 2003, we also had an outstanding short term loan balance of
$125,000 due to our Chairman of the Board, Michael Granito. The loan bears an interest rate of 6% per annum, with the repayment term to be determined.

During  the  six  months  ended   December  31,  2003,  we  raised  a  total  of
approximately  $903,547 through: (a) the sale of 2,400,000 shares our restricted common stock to Mr.  Granito in return for $600,000 cash  consideration  from an entity owned by our Chairman of the Board; (b)$125,000 borrowed from Mr. Granito under the revolving note agreement; (c) $125,000 borrowed from Mr. Granito under the short term loan  arrangement;  and (d) $53,547  borrowed from our President,
David Lerner.

In September 2003, the shareholder loan payable of $9,300 plus accrued interest has been converted into restricted common stock at the conversion rate of $0.25 per share.

In September 2003, approximately $27,000 of accounts payable was paid by the
50,000 shares of restricted common stock.

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

Contractual Obligations And Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of December 31, 2003:

Significant Obligations   Total   Within 1 Year  2-3 Years  4-5 Years  After 5 Years
-----------------------  ------   -------------  ---------  ---------  -------------
Capital Leases           $  -
Operating Leases         $3,351      $3,351        $  -       $  -         $  -

We are committed under leases for its Gainesville, Florida office and lab. The lease expires in March 2004. We do not have any capital leases.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

On or about November 13, 2003, we were served with a complaint in the matter of
Pre Employment Screening, Inc. et. al. v. Quick Med Technologies, Inc., Cause
No. 03AC26803-2 (Circuit Court, State of Missouri, County of St. Louis). The
plaintiffs alleged violations of 47 United States Code, Section 227, and sought damages totaling $12,000. The parties subsequently reached an amicable settlement. As a result, on or about January 28, 2004, an Order was entered by the Court dismissing this action with prejudice at plaintiff's costs.

We are subject to disputes and litigation in the ordinary course of our business. None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2.  Changes in Securities and Use of Proceeds

On November 21, 2003, we sold 1,400,000 shares of our common stock to Michael
Granito, our Chairman of the Board, for a price of $0.25 per share or in aggregate of $350,000 in cash. We relied upon Section 4(2) of the Securities Act of 1933, as amended ("Securities Act") for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Granito stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On the first of each month beginning September 2003, we issued 10,000 shares per month to Natasha Sorobey. At December 31, 2003, we issued a total of 40,000 shares of our common stock to Natasha Sorobey in payment for consulting services rendered to us by Ms. Sorobey. The shares issued to Natasha Sorobey were valued at a price of $0.25 per share, or an aggregate price of $10,000. We relied upon
Section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Ms. Sorobey stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On October 10, 2003, we issued 57,501 shares of our common stock to Nam Nguyen in payment for accounting services rendered to us by Mr. Nguyen. The shares issued to Nam Nguyen were valued at a price of $0.25 per share, or an aggregate price of $14,375. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On September 25, 2003, we issued 50,000 shares of our common stock to Investors
Relations Group, Inc. in exchange for approximately $27,000 which we owed to
Investors Relations Group, Inc. for services rendered to us. The shares issued to Investor Relations Group, Inc. were valued at a price of $0.54 per share, or an aggregate price of approximately $27,000. We relied upon Section 4(2) of the
Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Investor Relations Group Inc. stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

On September 24, 2003, we issued 44,422 shares of our common stock to Dorothy
Lerner, a shareholder and our Chief Executive Officer's mother, in return for
$11,105 [including principal and interest] which we owed to Ms. Lerner for monies which we borrowed from Ms. Lerner. The shares issued to Ms. Lerner were valued at a price of $0.25 per share, or an aggregate price of $11,105. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Ms. Lerner stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

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

In July 24, 2003, the Company issued 26,000 shares of our common stock to
Gregory Schultz in return for his services as a member of our Board of
Directors. The shares issued to Gregory Schultz were valued at a price of $0.55 per share, or an aggregate price of $14,300. We relied upon Section 4(2) of the
Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Schultz stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and sale.

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information.

On September 30th, the Company accepted the resignation and removed our then general counsel and director Michael Karsch from office after learning that he had been indicted that day on alleged violations unrelated to the Company. The
Company concurrently obtained independent outside counsel to review certain transactions relating to a dispute we had with Euro Atlantic Capital LLC ("EAC"
or "Euro") in which Mr. Karsch had been involved as our general counsel. After its preliminary review of the matter, the Company notified the SEC's staff of its concerns, filed a Form 8-K on November 3, 2003, and commenced an internal investigation. The Company's internal investigation has now been substantially completed, notwithstanding the fact that certain individuals outside of the
Company and entities unaffiliated with the Company have refused to cooperate with the Company's requests for relevant information and documents concerning these transactions. The Company intends to continue its review of this matter and will continue to cooperate with the SEC and other regulatory agencies in their investigation of the same.

As previously disclosed, in May 2000, Quick-Med (then a privately held company)
entered into a letter of intent ("LOI") with EAC, a "merchant banking and corporate finance firm," to assist in merging Quick-Med with a public shell company. Pursuant to the LOI, EAC subsequently arranged for Quick-Med to be merged into AAI, a "blank check" company. In connection with providing these services, parties subsequently agreed that EAC and its investors were to acquire all of AAI's free-trading shares, which shares were initially registered for sale by AAI on a Form SB-2 registration statement that was filed with the SEC on or about July 14, 2000 and was declared effective by the SEC on or about
September 19, 2000.

AAI's Form SB-2 registration statement originally disclosed that the proceeds from its IPO (totaling $125,000) were to be placed by AAI in an escrow account at City National Bank, along with the related AAI stock certificates that were to be issued in the names of the IPO purchasers. Although AAI's IPO purportedly closed on or about November 28, 2000, AAI failed to utilize any such escrow account at City National Bank during the IPO. Subsequently, in or about December
2001, AAI filed a Form 10-QSB/A for the period ended December 31, 2000, disclosing that the monies purportedly raised in its IPO were "on deposit in the trust account of Martin & Adams, PLLC, a Washington, D.C. law firm which held the funds on behalf of EAC." It was further disclosed in the filing that, "Euro received no commissions or other compensation for raising these funds, and [was]
one of the investors in the offering."

On or about March 21, 2001, prior to completing our merger with AAI, Quick-Med entered into a financing agreement with EAC. Among other things, EAC agreed to assist Quick-Med in becoming a public company through a reverse merger with a public shell, it agreed to assist the Company in developing a public trading market for our common stock, and it agreed to assist in raising $2,000,000 for the Company through the sale of our stock in a private placement. In return, EAC
(and its affiliates) were to receive up to 2,500,000 of the (post merger)
free-trading shares that were offered in AAI's IPO.

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

EAC further agreed to deposit 1,000,000 of its free trading shares into an escrow or trust account to be released upon completion of the initial $2,000,000 tranche of financing. The second amendment also provided that "EAC will manage and control the filing process and QMT will make all appropriate efforts to assist in the immediate filing of Post Effective Amendment No. 4 by 12/07/01."

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

Transfer agent records obtained during the internal investigation indicate that substantially all of the 2,500,000 shares of common stock issued by AAI in connection with its IPO were acquired (directly or indirectly) by Euro and/or its affiliates (including its officers and employees, their family members, and certain entities associated with these individuals).

The internal investigation found that Quick-Med, its officers and directors received and acted in reasonable reliance upon legal advice and guidance from its former general counsel and indirectly from outside legal counsel on these, as well as other, corporate and securities related matters. Accordingly, the internal investigation concluded that no action should be taken against any of the Company's current officers and/or directors. However, as a result of the internal investigation, the Company intends to further review this matter to determine whether any cause of action should be instituted against the other individuals and/or entities who were involved in arranging, facilitating or reviewing these transactions. No assurance can be given that any such action will be filed in the future, or that, if such an action is filed, it would result in a monetary judgment that could be ultimately collected upon by the
Company. Moreover, if any such action were to be filed, the Company would most likely have to expend significant resources in prosecuting its claims, which would have a materially adverse affect on the Company financial condition and future results of operations.

The Company intends to continue its regular and ordinary business activities and will continue to take any corrective actions deemed necessary to ensure accurate, timely and appropriate disclosure is made regarding all of its material transactions. The Company believes that, at this time, appropriate regulatory agencies are reviewing the above matter. The Company intends to continue cooperating with these agencies in connection with their investigations. No assurance can be given that these continuing investigations and any other corrective actions taken will not have a materially adverse effect on our future business operations and financial condition.

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
10.9    Agreement Between Noville and Quick-Med Technologies, Inc. (3)
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
(3) Incorporated by reference to the Company's Annual Report on Form 10-QSB for the three month period ended September 30, 2003.

Reports in Form 8-K

Not Applicable

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2004                          Quick-Med Technologies, Inc.

                                                 By: /s/ David S. Lerner
                                                 David S. Lerner, President

