Form 10QSB
period 2004-03-31
QUICK MED TECHNOLOGIES INC
filed 2004-05-17
CIK 1088206

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended March 31, 2004

    [ ]  Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from _____ to _____

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
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes____  No _____

Number of shares of common stock outstanding as of May 10, 2004: 17,164,527

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements.......................................3

           Condensed Balance Sheet as of March 31, 2004 (unaudited)..........4

           Condensed Statements of Operations for the three and
             nine months ended March 31, 2004 and 2003 (unaudited)...........5

           Condensed Statement of Changes in Stockholders' Deficit
             for the three- months ended March 31, 2004 (unaudited)..........6

           Condensed Statements of Cash Flows for the nine months
             ended March 31, 2004 and 2003 (unaudited)......................7-8

           Notes to Condensed Financial Statements..........................9-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............12

         Item 3.  Controls and Procedures....................................18

PART II  OTHER INFORMATION

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                          QUICK-MED TECHNOLOGIES, INC.

                         CONDENSED FINANCIAL STATEMENTS
                           FOR THE NINE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

                                                                    March 31,
                                                                       2004
                                                                   ----------
Current assets:
   Cash                                                            $   26,558
   Accounts Receivable                                                 12,000
                                                                   ----------
          Total current assets                                         38,558
                                                                   ----------
Property and equipment, net                                             2,505
                                                                   ----------
Other assets:
   Prepaid expenses, deposits                                           8,112
   Intangible asset, net                                              356,390
                                                                   ----------
          Total other assets                                          364,502
                                                                   ----------
          Total assets                                             $  405,565
                                                                   ==========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                $  434,248
   Accrued interest on note payable - officer/director                163,763
   License payable                                                    160,000
   Note payable - officer/director                                  1,425,200
   Shareholder loans payable                                          302,547
                                                                   ----------
          Total current liabilities                                 2,485,758
                                                                   ----------
 Commitments and Contingencies                                              -
Stockholders' deficit:
   Common stock, $0.0001 par value; 100,000,000
     authorized shares;  17,164,527  shares  issued
     and outstanding                                                    1,716
   Additional paid-in capital                                       7,323,869
   Outstanding stock options                                          744,192
   Accumulated deficit                                            (10,149,970)
                                                                   ----------
          Total stockholders' deficit                              (2,080,193)
                                                                   ----------
          Total liabilities and stockholders' deficit              $  405,565
                                                                   ==========

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                Three Months Ended           Nine Months Ended
                                                    March 31,                    March 31,
                                          -------------------------    ---------------------------
                                              2004          2003            2004          2003
                                          -----------   -----------    ------------   ------------

Revenues                                  $    36,000   $        -     $     48,000   $         -

Expenses:
     General and administrative expenses      207,071       183,008         588,146        540,312
     Research and development                 106,311        63,342         323,373        374,418
     Depreciation and amortization             11,089         9,999          33,266         29,769
     Stock-based compensation                  30,850       141,767         993,499      1,553,022
                                          -----------   -----------    ------------   ------------
Total expenses                                355,321       398,116       1,938,284      2,497,521
                                          -----------   -----------    ------------   ------------

Loss from operations                         (319,321)     (398,116)     (1,890,284)    (2,497,521)
                                          -----------   -----------    ------------   ------------

Other income (expense):
     Interest expense                         (23,388)      (16,155)        (66,602)    (1,016,756)
                                          -----------   -----------    ------------   ------------

Loss before income taxes                     (342,709)     (414,271)     (1,956,886)    (3,514,277)
                                          -----------   -----------    ------------   ------------

Provision (benefit) for income taxes               -             -               -              -
                                          -----------   -----------    ------------   ------------

Net loss                                  $  (342,709)   $ (414,271)   $ (1,956,886)  $ (3,514,277)
                                          ===========   ===========    ============   ============

Net loss per share (basic and diluted)    $     (0.02)  $     (0.03)   $      (0.12)  $      (0.26)
                                          ===========   ===========    ============   ============

Weighted average common
  shares outstanding                       17,130,013    13,606,813      15,995,277     13,563,625
                                          ===========   ===========    ============   ============

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                     Additional
                                   Common Stock       Paid-In      Accumulated   Outstanding
                                Shares     Amount     Capital        Deficit    Stock Options       Total
                              ----------  -------   -----------   ------------  -------------   ------------
Balance, December 31, 2003    17,089,528  $ 1,709   $ 7,307,376   $ (9,807,261)   $ 729,842     $ (1,768,334)

Stock-based compensation                                                             14,350           14,350
Stock issued for services         75,000        7        16,493                                       16,500
Net loss                                                              (342,709)                     (342,709)
                              ----------  -------   -----------   ------------  -------------   ------------
Balance, March 31, 2004       17,164,528  $ 1,716   $ 7,323,869   $(10,149,970)   $ 744,192     $ (2,080,193)
                              ==========  =======   ===========   ============  =============   ============

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                         Nine Months Ended
                                                             March 31,
                                                   ----------------------------
                                                        2004            2003
                                                   ------------    ------------
Cash flows from operating activities:
   Net loss                                        $ (1,956,886)   $ (3,514,277)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation and amortization                      33,266          29,769
      Stock granted for services                         40,875          28,626
      Stock-based compensation                          952,624       1,524,396
      Liabilities paid by a shareholder                       -          14,626
      Interest expense in debt conversion
       to equity                                              -         995,224
         Increase in accounts receivable                (12,000)              -
         Increase in prepaid expenses                    (2,043)        (12,080)
         Increase (decrease) in:
            Accounts payable                           (172,993)         26,800
            Accrued interest                             66,498          21,532
                                                   ------------    ------------
Net cash used by operating activities                (1,050,659)       (885,384)
                                                   ------------    ------------

Cash flows from investing activities:
    Purchase of fixed assets                                  -          (2,746)
    Patent additions                                    (24,789)        (22,611)
                                                   ------------    ------------
Net cash used by investing activities                   (24,789)        (25,357)
                                                   ------------    ------------

Cash flows from financing activities:
    Issuance of common stock for cash                   600,000         148,000
    Issuance of common stock for payment
     of a liability                                      27,036               -
    Increase in notes payable                           249,000         250,000
    Increase in notes payable - officer/director        230,525         508,700
    Repayments of notes payable - officer/director      (51,978)              -
                                                   ------------    ------------
Net cash provided by financing activities             1,054,583         906,700
                                                   ------------    ------------
Net increase (decrease) in cash                         (20,865)         (4,041)

Cash at beginning of period                              47,423          11,556
                                                   ------------    ------------
Cash at end of period                              $     26,558    $      7,515
                                                   ============    ============

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
--------------------------------------------------------------------------------
                                                         Nine Months Ended
                                                             March 31,
                                                   ----------------------------
                                                        2004            2003
                                                   ------------    ------------
Supplementary disclosure of cash activities:
    Cash paid for:
       Interest                                    $          -    $          -
                                                   ============    ============
       Income taxes                                $          -    $          -
                                                   ============    ============
    Non-cash disclosures of investing and
      financing activities:
       Stock options granted to consultant         $     95,034    $     28,626
                                                   ============    ============
       Conversion of debt to equity                $     11,105    $    701,191
                                                   ============    ============
       Issuance of common stock for payment
        of a liability                             $     27,036    $          -
                                                   ============    ============

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and the footnotes thereto contained in the Company's
Annual Report on Form 10-KSB for the year ended June 30, 2003, as filed with the
Securities and Exchange Commission.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Earnings Per Share
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

Revenue Recognition; The Company recognizes the revenue as it provides technical and scientific services to a specialty chemical manufacturer.

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

Had the stock compensation expense for the stock options granted been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under FASB No. 123, The Company's net loss for the three month periods ended March 31, 2004 and 2003 would have been $355,076 and
$483,221, respectively, and the nine month periods ended March 31, 2004 and 2003 would have been $2,093,319 and $3,721,127, respectively.

A summary of options as at March 31, 2004 and 2003 is shown below:

                                                  March 31, 2004                   March 31, 2003
                                          -----------------------------    -----------------------------
                                           Number      Weighted-Average     Number      Weighted-Average
                                          of Shares     Exercise Price     of Shares     Exercise Price
                                          ---------    ----------------    ---------    ----------------
Outstanding at beginning of period        1,980,000        $ 2.68            840,000           $ 2.24

Granted                                   1,231,500          0.55          1,140,000             3.00
Exercised                                        -             -                  -                -
Forfeited                                  (198,000)         2.93                 -                -
                                          ---------        ------          ---------           ------
Outstanding at end of period              3,013,500        $ 2.15          1,980,000           $ 2.68
                                          ---------        ======          ---------          =======
Exercisable at end of period              3,013,500                        1,633,000
                                          ---------                        ---------

Available for issuance at end of period     826,500                        1,860,000
                                          =========                        =========

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
At March 31, 2004 and 2004, the Company's net loss and loss per share would have been for the three months and nine months ended are as follows:

                        Three Months Ended                Nine Months Ended
                     ------------------------      ----------------------------
                      March 31,     March 31,         March 31,       March 31,
                        2004           2003              2004            2003
                     ----------    ----------      ------------    ------------
Net loss
     As reported     $ (342,709)   $ (414,271)     $ (1,956,886)   $ (3,514,277)
                     ==========    ==========      ============    ============
     Pro forma       $ (355,076)   $ (483,211)     $ (2,093,319)   $ (3,721,127)
                     ==========    ==========      ============    ============
Loss per share
     As reported        $ (0.02)      $ (0.03)          $ (0.12)        $ (0.27)
                        =======       =======           =======         =======
     Pro forma          $ (0.02)      $ (0.04)          $ (0.13)        $ (0.29)
                        =======       =======           =======         =======

NOTE 3 - RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2004, the Company received $249,000 from the chairman, of which $50,000 was repaid, and accrued interest of $43,379. In addition, the chairman paid $125,000 in cash for a joint development project on behalf of the Company, and it was accounted for as a short term loan at the interest of 6% per annum. At March 31, 2004, the amount of the notes payable to the chairman and the president of $1,425,200 and $53,547, respectively, plus accrued interest, totaled $1,642,510 and are convertible into approximately
4,322,395 common shares. During this period, the president loaned the Company approximately $55,525 to fund operations, of which $1,978 was repaid. The interest rate on this loan is 6% per annum.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our
Annual Report on Form 10-KSB for our fiscal year ended June 30, 2003. The terms
"the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates," or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (b) if we are unable to obtain additional financing, we will be unable to proceed with our operational plan and even if we obtain additional debt or equity financing, the value of our common stock will be diluted; (c) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (d) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (e) our future operations are dependent upon funding by our
Chairman of the Board; (f) whether we comply with regulations pertaining to our business; (g) we have substantial debt obligations due to our Chairman of the
Board, who has funded our operations, debt obligations of which are secured by our assets and revenues and senior obligations due by us; and (h) other risk factors discussed in our Form 10-KSB and other filings, which may be accessed at
www.sec.gov. Statements made herein are as of the date of the filing of this
Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

We have had limited revenues of only $48,000 since our inception. From December
2003 until March 2004, we had one reportable revenue segment in connection with a November 18, 2003 agreement with Noville, Inc., a specialty chemical manufacturer. This agreement provides that if Noville does not possess the laboratory or technology to develop our NIMBUS(TM) technology, then it will pay us for these services at our cost of $12,000 per month. On May 5, 2004, Noville terminated this revenue arrangement with us because it determined that the development period involved with the NIMBUS technology and any future personal care products in which the NIMBUS technology is incorporated is of a long range nature. Because Noville has terminated this revenue arrangement, our revenues are negatively affected and we have no reportable revenue segments to our business.

Our business model has attempted and will continue to attempt to develop license fee arrangements/agreements with the following types of companies in connection with our Nimbus technologies:
     o    health care;
     o    apparel;
     o    cosmetic;
     o    personal care; and
     o    building materials.

Our revenues are dependent now and in the future upon the following factors:
     o    Acceptance of our products or future products in the marketplace;
     o    Demand for our products or future products;
     o    Individual economic conditions in our markets;
     o    Our ability to market our services to health care, apparel,  cosmetic, and personal care companies;
     o    Our ability to successfully conduct laboratory and clinical testing of our potential products; and
     o    Our ability to obtain regulatory approval of our future products.

Capital Expenditures and Requirements
From 2000 to 2004, we have spent approximately $345,000 on the acquisition of patents and exclusive license agreements. We owe an additional $160,000 to Dr.
Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian
Grobeny. This license agreement provides that we compensate Dr. Galardy and Dr.
Grobeny with our common stock and cash for the exclusive license of the llomastat technology invented by them.

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

Results of Operations

Comparison of Nine Months Ended March 31, 2004 and 2003

Revenues. As of March 31, 2004, we received revenues of $48,000, compared to
$0 revenues for the nine months ended March 31, 2003, representing a 100%
increase in our revenues. The revenues which we received are from Noville, Inc.;
however, as reflected above, on May 5, 2004, Noville terminated its revenues arrangement with us and currently we have no reportable revenue segment.

Operating Losses. Operating losses for the nine months ended March 31, 2004 decreased by 24% or $607,237 to ($1,890,284) for the nine months ended March 31,
2004 from ($2,497,521) for the nine months ended March 31, 2003. The decrease in operating loss was primarily due to a reduction of $559,223 or 36% in non-cash stock-based compensation and a $51,045 or 14% decrease in research and development expenses.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased
$559,223 or 36% to $993,499 for the nine months ended March 31, 2004, from
$1,553,022 for the nine months ended March 31, 2003. This decrease in non-cash stock based compensation is attributed to our issuance of stock options to a director at less than fair value, which resulted in the recognition of a large compensation expense of $553,500 in 2002. Further, the stock options were fully vested in January 2004, hence, there was no compensation recognized subsequently. In addition, we took a $211,371 charge in compensation expense, as a result of a conversion of the 2002 note payable to our Chairman of the Board.
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

Research and Development Expense. Research and development expense decreased by
$51,045 or 14% to $323,373 for the nine months ended March 31, 2004, from
$374,418 for the comparable period ended March 31, 2003, as a result of outside research expenditures of approximately $152,000 in 2003 as compared to a $50,000 license fee payment to a specialty dermatology company during the nine months ended March 31, 2004, and approximately $50,000 in additional consulting fees for lab operations.

General and Administrative Expense. General and administrative expense increased by $47,834 or 9% to $588,146 for the nine month period ended March 31, 2004, from $540,312 for the nine month period ended March 31, 2003. This increase in our general and administrative expenses is primarily attributed to significant corporate legal and patent maintenance fees and additional consulting expenses incurred in 2004. Beginning in April 2004 till further notice, we have taken steps to conserve cash and control expenditures by: (a) paying 80 % of our
President's salary in cash and (b) 20% in a form of a note payable, which amounted to approximately $2,100 as of April 30, 2004.

Interest Expense. Interest expense for the nine month period ended March 31,
2004 decreased $950,154 or 93% to $66,602 as compared to $1,016,756 for the nine month period ended March 31, 2003. This decrease was due to the conversion of notes payable to a shareholder which had a $650,000 principal balance and
$25,000 in related accrued interest, into common stock during 2003. As a result of this conversion, we took a charge of $965,250 of non-cash interest expense for the nine month period ended March 31, 2003.

Net Loss. Net loss for the nine month period ended March 31, 2004 was
($1,956,886) or ($0.12) per share compared to ($3,514,277) or ($0.26) per share for the nine month period ended March 31, 2003. This decrease is primarily attributable to a reduction in non-cash stock-based compensation and research and development expenses, offset by an increase in general and administrative expense.

Comparison of Three Months Ended March 31, 2004 and 2003

Revenues. As of March 31, 2004, we received $36,000 of revenues, compared to
$0 revenues for the three months ended March 31, 2003, representing a 100%
increase in our revenues. These revenues were received from a Noville, Inc., which has terminated all future revenue arrangements. We had no revenues for the three month period ended March 31, 2003 since our technologies were (and still are) in the development stage.

Operating Losses. Operating losses for the three months ended March 31, 2004 decreased by 20% or $78,795 to ($319,321) from ($398,116) for the three month period ended March 31, 2003. The decrease in operating loss was primarily due to a reduction in non-cash stock-based compensation offset by and increase in research and development expense of $42,969 or 68% and in general and administrative expense of $24,063 or 13%, as reflected immediately below.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased
$110,917 or 78% to $30,850 for the three month period ended March 31, 2004, from
$141,767 for the three month period ended March 31, 2003. This decrease was primarily due to stock options being fully vested in January 2004, hence no compensation expense was recognized for the remainder of the three month period.

Research and Development Expense. Research and development expense increased by
$42,969 or 68% to $106,311 for the three months period ended March 31, 2004, from $63,342 for the same period in the prior year. This increase was the result of our paying a full time consultant to oversee lab operations.

General and Administrative Expense. General and administrative expense increased
$24,063 or 13% to $207,071 for the three months period ended March 31, 2004, from $183,008 for the three month period ended March 31, 2003. This increase in our general and administrative expenses is primarily attributed to significant corporate legal and patent maintenance fees, and additional consulting fees offset by reduced travel, conventions, and investor relations related expenses during the same period. Beginning in April 2004, we have taken steps to conserve cash and control expenditures, including: (a) paying 80% of our President's salary in cash and (b) 20% in a form of a note payable, which amounted to approximately $2,100 as of April 30, 2004.

Interest Expense. Interest expense for the three month period ended March 31,
2004 increased $7,233 or 45% to $23,388 as compared to $16,155 for the three month period ended March 31, 2003. This increase was due to an increase in our outstanding loan balance of $544,747 to $1,727,747 at March 31, 2004 in comparison to $1,183,00 at March 31, 2003.

Net Loss. Net loss for the three month period ended March 31, 2004 was
($342,709) or ($0.02) per share compared to ($414,271) or ($0.3) per share for the three month period ended March 31, 2003. This decrease in our net loss is primarily attributable to a reduction in interest expense, non-cash stock-based compensation, offset by an increase in general and administrative expense, and research and development expense.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended June 30, 2003 and for the six months ended
June 30, 2002 as we have experienced recurring losses and negative cash flows from operations in these periods. In addition, we have a net capital deficiency.
These matters raise substantial doubt about our ability to continue as a going concern.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating and research and development expenditures of approximately $85,000 per month or an aggregate of $1,020,000 over the next twelve (12) months, in the following areas:
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
     o    Operating expenses of approximately $28,000 per month or an aggregate of $336,000 over the next twelve (12) months, including officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash of $26,558 as of March 31, 2004 will satisfy our cash requirements for less than one (1) month.

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

As of March 31, 2004, we have notes outstanding to our Chairman of the Board and the President totaling $1,674,200 and $53,547, respectively, most of which is due July 1, 2004 unless restructured. If we are unable to successfully restructure these loans, we may have to liquidate our business and undertake any or all the steps outlined above.

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

At March 31, 2004, we had a working capital deficit of ($2,447,200), primarily due to: (a) shareholder loans, including accrued interest totaling $1,891,510;
(b) a license fee payable of $160,000; and (c) accounts payable of $434,248. At
March 31, 2004, we had a stockholders' deficit of ($2,080,193), a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions described below.

Cash used by operating activities was ($1,050,659) for the nine months ended
March 31, 2004. Net cash used by investing activities was ($24,789) for the filing and maintenance of patents for our core technologies. Net cash provided by financing activities was $1,054,583, of which consisted of $600,000 derived from sales of our common stock, $427,547 from shareholder loans, and the issuance of common stock for payment of a liability of $27,036.

To date, we have funded our activities principally from shareholder loans totaling $1,891,510, including related accrued interests, and a $650,000 bridge loan from a merchant banking firm. All of these funds have been loaned with 6%
interest per annum. The loan from the investment banking firm was converted in
November 2002 into common stock at $1.00 per share.

At March 31, 2004, we had an outstanding loan balance of $53,547 due to our
President, David Lerner. The loan bears an interest rate of 6% per annum, with the repayment term to be determined.

At March 31, 2004, we had an outstanding loan balance of $1,425,200 due to our
Chairman of the Board, Michael Granito, $750,000 of which was from a line of credit we fully utilized. The line of credit agreement provides that the outstanding balance due to Mr. Granito is convertible into common stock at $1.00 per share at Mr. Granito's option. At March 31, 2004, no conversion of common stock had taken place. In October and November 2002, we entered into an additional short term borrowing arrangement with Mr. Granito for up to $500,000 at 6% interest and due at July 1, 2003; this borrowing was secured by our assets and revenues, but did not contain a stock conversion term. This additional short term borrowing was an extension of the $750,000 line of credit and was consolidated into a single financial instrument. As of September 30, 2003, the line of credit had been extended to $550,200, which we fully utilized. Because we have not repaid any amounts to Mr. Granito, the entire combined borrowing amount of $1,385,200 (excluding interest) is due to Mr. Granito.

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

At March 31, 2004, we also had an outstanding short term loan balance of
$249,000 due to our Chairman of the Board, Michael Granito. The loan bears an interest rate of 6% per annum, with the repayment term to be determined.

During the nine months ended March 31, 2004, we raised a total of approximately
$1,027,547 through: (a) the sale of 2,400,000 shares our restricted common stock to Mr. Granito in return for $600,000 cash consideration from an entity owned by our Chairman of the Board; (b)$125,000 borrowed from Mr. Granito under the revolving note agreement; (c) $249,000 borrowed from Mr. Granito under the short term loan arrangement; and (d) $53,547 borrowed from our President, David
Lerner.

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

Contractual Obligations And Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of March 31, 2004:

Significant Obligations  Total    Within 1 Year  2-3 Years  4-5 Years  After 5 Years
-----------------------  -------  -------------  ---------  ---------  -------------
Capital Leases            $-
Operating Leases         $13,392    $13,392         $-          $-          $-

We are committed under leases for its Gainesville, Florida office and lab. The lease expires in March 2005. We do not have any capital leases.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Principal Executive Officer and Acting Chief Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our
Principal Executive Officer and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004.

There were no changes in our internal control over financial reporting during the last quarter, which ended March 31, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
2.1     Merger Agreement dated March 19, 2001 between Above Average Investments
        Ltd. and Quick-  Med Technologies, Inc. (1)
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

Date: May 17, 2004                       Quick-Med Technologies, Inc.

                                         By: /s/ David S. Lerner
                                         David S. Lerner, President, Principal
                                         Executive Officer and Acting Chief
                                         Financial Officer

