Form 10KSB
period 2004-06-30
QUICK MED TECHNOLOGIES INC
filed 2004-10-13
CIK 1088206

Form 10-KSB

QUICK-MED TECHNOLOGIES, INC.

Annual report filed by small businesses

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2004 Commission file number 000-27545

                          QUICK-MED TECHNOLOGIES, INC.
                 (Name of Small Business issuer in its charter)

                Nevada                                 98-0204736
           (State or Other                    (IRS Employer Incorporation
     Jurisdiction of organization)             or Identification Number)

                                3427 SW 42nd Way
                           Gainesville, Florida 32608

                                 (352) 379-0611
               (Address, including zip code, and telephone number,
          including area code, of issuer's principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the issuer's voting common equity was $2,766,510 as determined by the closing price of $0.15 on October 4, 2004.

The issuer's revenues for its most recent fiscal year were $48,000.

As at October 4, 2004 there were 18,443,401 shares of the issuer's common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                          QUICK-MED TECHNOLOGIES, INC.

                                   FORM 10-KSB
                        For the Year Ended June 30, 2004

                                      INDEX

                                                                            Page
                                     PART I

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.......... 10
Item 6.   Management's Discussion & Analysis of Financial Condition
          and Results of Operations......................................... 17
Item 7.   Financial Statements.............................................. 24
Item 8.   Changes in and Disagreements with Accountants on Accounting &
          Financial Disclosure.............................................. 24

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;

                                     PART IV

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

     Except for historical information, the following description of our business contains forward-looking statements based on current expectations, which involve risks and uncertainties. Our actual results could differ materially from those set forth in such forward-looking statements as a result of a number of factors, including those risk factors set forth in this Annual
Report under the heading "Management's Discussion and Analysis of Financial
Condition and Results of Operations" as well as our other periodic filings which are available for review at www.sec.gov. Unless specified otherwise, as used herein, the terms "we," "us" or "our" refer to Quick-Med Technologies, Inc.

Business Development

We were incorporated in the State of Nevada on April 21, 1997 in the name of
Above Average Investments, Ltd. to engage in any lawful corporate purpose. Other than issuing shares to its stockholders, Above Average Investments, Ltd. never commenced operations. In September 2000, Above Average Investments, Ltd. became a Securities and Exchange Commission Reporting Company 60 days following the voluntary filing of its Form 10-SB Registration Statement with the Securities and Exchange Commission. In March 2001, we acquired all of Quick-Med Technology,
Inc.'s issued and outstanding shares of capital stock in exchange for 10,260,000 shares of our common stock. Upon completion of the merger in February 2002, our name was changed to Quick-Med Technologies, Inc.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at 3427 SW 42nd Way, Gainesville,
Florida 32608.  Our telephone number is (352) 379-0611.

Overview

We are a life science company that develops proprietary technologies in the consumer, healthcare, and industrial markets. Our two core technologies under development are:

|X|  The MultiStat(TM) family of methods and compounds, shown to be effective in key skin care therapy applications for the cosmetic, military, and medical markets; and

|X|  Novel Intrinsically Microbicidal Utility Substrate, otherwise known as
     "NIMBUS(TM)", a family of polymers that are bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications, such as bandages and apparel.

Business Strategy

Our business strategy is to execute commercialization strategies for each of our broad technologies. MultiStat(TM) is being developed in a cosmetic product line, including a planned initial anti-aging product. MultiStat(TM) is also being employed in one or more drug products as a post-injury treatment for mustard gas exposure, with the initial product currently under development under a
Cooperative Research and Development Agreement with the United States Army. We intend to use our NIMBUS(TM) technology in: (a) advanced bandage products; (b)
consumer products, including apparel and personal care, and (c) building materials to protect from rot or mold. With both our MultiStat(TM) and
NIMBUS(TM) technologies, our business strategy is to enter into joint-development agreements with companies in the cosmetic, wound/bandage, apparel, personal care, and building materials industries to co-develop and commercialize our products.

We will continue to develop our core technologies and employ industry partners to:

     o    further develop our technologies;

     o    integrate our technologies into a product line; and

     o    commercialize the technologies in end-markets.

Because our primary focus is to develop and commercialize our current and future technologies; we do not intend to manufacture, distribute, or market final products that employ our technologies, but rather outsource these activities to industry partners.

Our Technology

First Core Technology: MultiStat(TM)

Matrix Metalloproteinases, or "MMPs", are naturally occurring compounds in skin tissue. External or internal stimuli can trigger an overproduction of certain
MMPs, which can produce chemical reactions within skin cells that induce adverse outcomes such as blistering, inflammation or accelerated collagen degradation.
External triggers include prolonged sun exposure as well as chemical burns from warfare agents such as mustard gas. Internal triggers include natural aging in which declining estrogen levels naturally inhibit MMPs and lead to accelerated skin wrinkling There are natural or synthetic compounds that safely inhibit MMP overproduction in the skin (MMP-inhibitors, or "MMPIs"). These MMPIs can be topically applied to mitigate the affects of triggering mechanisms. The bioscience of MMPI research includes the identification of safe compounds that individually or in combination yield a specific beneficial outcome.
MultiStat(TM) represents our family of patented compounds and techniques relating to MMP inhibition. MultiStat(TM)'s array of uses has been documented in a series of clinical findings by our scientists, who are consultants, employees, or third party scientific laboratories, or published by other academic researchers.

We are working to commercialize MultiStat(TM)in the following areas:

Cosmetics

Based on clinical studies performed by us and by The Collaborative Group Ltd., which as of July 30, 2004, was acquired by Engelhard Corporation, MultiStat(TM)
has shown success in improving the appearance of fine lines and wrinkles associated with the signs of skin aging, or deterioration resulting from natural aging or sun damage. Additionally, MultiStat(TM) has been shown in the same clinical studies to have applications for other conditions, such as skin roughness or redness.

On September 2002, we announced an exclusive multi-year distribution agreement with The Collaborative Group, Ltd., a specialty chemical company that provides ingredients and formulations to the skin care industry. This agreement provides for The Collaborative Group, Ltd. to employ MultiStat(TM) in their product development, to be followed by marketing and sales of MultiStat(TM)-related skin care products. In June 2003, the first phase of product development was completed, and by approximately July 2003, The Collaborative Group, Ltd.
launched its first product employing Multistat(TM), EquiStat(TM), a performance ingredient for anti-aging skin care products.

Pharmaceutical

MMP activity has been shown generally in scientific studies to play a role in the deterioration of human tissue when exposed to chemical agents such as mustard gas. Ilomastat, a member of the MultiStat(TM) family of patented compounds and techniques relating to MMP-inhibition, has been demonstrated to be effective in treating mustard gas exposures based on initial efficacy studies conducted in Israel and the Netherlands by third party scientific laboratories.
We are attempting to develop ilomastat as a post-injury agent for mustard gas exposure.

In November 2000, we entered into a six-year Cooperative Research and
Development Agreement, otherwise known as CRADA, with the U.S. Army Medical
Research Institute for Chemical Defense at Edgewood, Maryland, to develop a post-injury agent for mustard gas exposures to the eye and skin.

Second Core Technology: NIMBUS(TM)

Novel Intrinsically Microbicidal Utility Substrate, otherwise known as
NIMBUS(TM), refers to a family of patents, techniques, and other intellectual property in which advanced polymer chemistry is used to bond biologically active molecules onto substrates. Choices of the substrate, the bonded molecules, or the method of bonding creates products that can be modified to produce varying product attributes. The most significant commercial application of NIMBUS(TM)is in creating antimicrobial products. By altering aspects of the formulation, the product can be made to be super-absorbent as well as antimicrobial.
Alternatively, the product can be made to have hemostatic properties, or the ability to stop bleeding. A distinguishing feature of NIMBUS(TM)treated material, as demonstrated in a range of standardized tests by us and a third party microbiology testing company, is that the microbicide is effective against a broad range of bacteria, and the active ingredient does not leach off the substrate.

We are attempting to commercialize NIMBUS(TM)in a number of industries where we believe that this technology provides a solution to a defined need or an opportunity to create attractive products. Our business strategy here is to partner or license to firms in end-markets for adapting and implementing the technology in that industry.

We believe that the potential applications for NIMBUS(TM)include the following markets:

                        POTENTIAL MARKETS FOR NIMBUS(TM)

-------------------------------- ---------------------- ------------------------
          Healthcare                    Consumer               Industrial
-------------------------------- ---------------------- ------------------------

o  Hemostatic bandage - life      o  Cosmetic            o  Building material
   threatening injury             o  Feminine care       o  Wallboard
o  Chronic wound dressing         o  Baby care           o  Cellulose insulation
o  Anti-bacterial wound dressing  o  Wipe                o  Hospitality industry
o  Blood collection container     o  Clothing            o  Fiber glass
o  Urinary drainage system        o  Linen                  insulation
o  Catheter                       o  Food storage        o  Paper - Pulp, Fiber
                                  o  Facemask            o  Wood preservation
                                                         o  Pesticide
                                  o  Container           o  Protective clothing
                                  o  Paper Towel         o  Wipe
                                  o  Napkins             o  Filter
                                  o  Bedding             o  Packing material
                                  o  Footwear            o  Protective clothing
                                  o  Adult incontinence  o  Preservative
                                  o  Personal care       o  Food contact
                                  o  Oral care           o  Food service
                                  o  Footwear            o  Wine Corking
                                  o  Contact lens

We are currently focusing our NIMBUS(TM)technology on the following three industries:.

o    Bandages, Wound Dressings and Related Products: Bandage products under development that use the NIMBUS(TM) technology have undergone proof of concept testing to demonstrate their target characteristics, such as bacterial resistance or the ability to slow bleeding.

o    Apparel: Apparel products being developed that use the NIMBUS(TM)
     technology have undergone proof of concept testing to demonstrate target characteristics such as resistance to odor causing bacteria and launderability.

o    Building Materials: Building materials potential products that use the
     NIMBUS(TM) technology, such as wallboard and insulation, have undergone proof of concept testing to demonstrate target characteristics such as the ability to inhibit mold.

Intellectual Property: Patents, and Exclusive License Patents

Our strategy is to obtain original patents or, to the extent reasonably available, exclusive composition and use licenses to patents relating to core technologies and their use in targeted applications.

Patent Related Agreements

Agreement with The University of Florida at Gainesville

On December 3, 2002, we entered into a licensing agreement with The University of Florida that will give us exclusive worldwide rights for the manufacturing, marketing, and distribution of our NIMBUS(TM)and topical ilomastat technologies.
The license, which covers both awarded patents and patent applications, builds on intellectual property already owned by us, that includes, non-exclusive rights to these same technologies or other rights obtained through prior agreements.

Licensed Patents

We have executed a license agreement with Dr. R. Galardy and Dr. D. Grobelny to practice certain rights under patents relating to a family of MMPIs . We are using these rights to develop both the cosmetic anti-aging products and vesicant skin treatment products. The United States of America and foreign patent rights, including but not limited to Germany, Spain, France, United Kingdom, and Italy have been licensed to us for these applications.

We have also executed a license agreement with DermaCo, Inc., to practice certain rights under patents relating to the use of MMPIs for treating skin aging.

Other Patent Related Agreements

We also have an agreement with The Collaborative Group, Ltd. (now a unit of
Engelhard Corporation) that provides Collaborative with exclusive worldwide right to develop and market certain products relating to skin care that employ the Company's Multistat(TM)family of MMPIs.

Agreements with Employees and Consultants

With the exception of Drs. Schultz and Batich discussed below, all of our employees and consultants have signed agreements that assign to us all intellectual property rights to any inventions or other proprietary information in any area in which that person is working with us. These agreements do not provide for the payment of any royalties. Dr. Gregory Schultz and Dr.
Christopher Batich, who are on the faculty of The University of Florida at
Gainesville, are the only consultants who currently have any rights in any intellectual property that may be shared with us. Under the University of
Florida policy, any rights obtained by Drs. Schultz and Batich are assigned to the University. Drs. Schultz and Batich may be paid a royalty by the University out of royalties that may be paid by us to The University of Florida.

Issued, issued pending - U.S. & Foreign Patents

We have filed or own joint or exclusive rights to patent applications for:

                            U.S. ISSUED PATENTS

   Number     Issued Date    Expiration Date          Description

 5,183,900   February 1993  November 21, 2010   Matrix metalloprotease
                                                inhibitors (MMPIs)

 5,189,178   February 1993  November 21, 2010   Matrix metalloprotease
                                                inhibitors (MMPIs)

 5,239,078     August 1993  November 21, 2010   Matrix metalloprotease
                                                inhibitors (MMPIs)

 5,270,326   December 1993  November 21, 2007   Treatment of tissue ulceration
                           (November 21, 2010)

 5,696,147   December 1997  November 21, 2010   Inhibition of angiogenesis by
                                                synthetic matrix metalloprotease
                                                inhibitors (MMPIs)

 5,773,438       June 1998      June 30, 2015   Synthetic matrix metalloprotease
                                                inhibitors (MMPIs) and use
                                                thereof

 5,892,112      April 1999      April 6, 2016   Process for preparing synthetic
                                                matrix metalloprotease
                                                inhibitors (MMPIs)

 6,713,074      March 2004      June 29, 2011   Cosmetic Composition and method

The above table includes patents which are jointly owned by us and an arm of The
University of Florida, as well as patents which are licensed to us by Drs.
Galardy and Grobelny.

                         RELATED FOREIGN ISSUED PATENTS

    Number          Country(ies)                       Expiry Date(2)

 EPO 558681(1)  Europe (Germany, Spain, France,      November 21, 2011
                        Great Britain, Italy)

 EPO 558648(1)  Europe (Germany, France, Great       November 21, 2011
                        Britain, Italy)

    1971367     Japan                                November 21, 2011

    2736285     Japan                                November 21, 2011

    4501333     Japan                                November 21, 2011

     652016     Australia                            November 21, 2011

     11725      Africa                                December 8, 2019

     004160     Eurasia                               December 8, 2019

    2096223     Canada                               November 21, 2011

Notes:
(1) Issued by the European Patent Office. Registered in Germany, France, Great
    Britain, and Italy.
(2) Maintenance of patent protection through the expiration date is contingent upon payment of yearly fees.  All are active as of October 5, 2004.

                   PENDING PATENT APPLICATIONS - UNITED STATES

|X|   Intrinsically bactericidal absorbent dressing and method of fabrication

|X|   Absorbent materials covalently-bonded, nonleachable polymeric antimicrobial surfaces and methods for preparation.

|X|   Cosmetic Composition and method

|X|   Composition and method for minimizing or avoiding the adverse effects of vesicants

|X|   Improved antifungal gypsum board*

|X|   Antimicrobial and antiproteolytic wound dressing and method*

|X|   Silicates and other oxides with bonded antimicrobials polymers*

|X|   Controlled release of biologically active substances from select substrates

|X|   Synthetic matrix metalloprotease inhibitors and uses thereof

|X|   Improved matrix metalloprotease inhibitors

* NOTE: United States filing imputed from designation in International Patent
  Application filed under the Patent Cooperation Treaty.

                      PENDING PATENT APPLICATIONS - FOREIGN

|X|   Intrinsically bactericidal absorbent dressing and method of fabrication

|X|   Absorbent materials covalently-bonded, nonleachable polymeric antimicrobial surfaces and methods for preparation.

|X|   Cosmetic Composition and method

|X|   Composition and method for minimizing or avoiding the adverse effects of vesicants

|X|   Materials and Methods for treating lumber and wood

|X|   Improved antifungal gypsum board

|X|   Antimicrobial and antiproteolytic wound:  dressing and method

|X|   Silicates and other oxides with bonded antimicrobials polymers

|X|   Controlled release of biologically active substances from select substrates

|X|   Synthetic matrix metalloprotease inhibitors and uses thereof

|X|   Improved matrix metalloprotease inhibitors

For all U.S. patents, the Inventor(s) is/are automatically the Applicant(s). For all foreign patents pertinent here, the Assignee(s), if any, is/are automatically the Applicant(s). Where both our Company and The University of
Florida are mentioned, it is because both own the invention jointly as
Assignees.

Our business and competitive position are dependent upon our ability to protect our proprietary technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary. We will rely on patent, trade secret and copyright law and nondisclosure and other contractual arrangements to protect such proprietary information. We will file patent applications for our proprietary methods and devices which we believe are patentable.

There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary information, that such information will not be disclosed or that we can effectively protect our rights to unpatented trade secrets or other proprietary information.

There can be no assurance that others will not obtain patents or other legal rights that would prevent us from commercializing our technologies in the United
States or other jurisdictions.

There can be no assurance that our technologies will not be subject to environmental or other regulation that would impede their adoption and commercialization in the United States or other jurisdictions.

Employees

We have four (4) full time employees consisting of:

o    Our President, who directs our operations and our business development projects and executes our business strategy;

o    A Senior Research Scientist, who is responsible for testing and also participates in our product development projects;

o    A Research Scientist, who is responsible in assisting the senior research scientist with testing and product development projects; and

o    A Product Development Engineer, who assists the research scientists with the product development projects.

We also have one part time employee, who a senior research scientist with a
Ph.D. in polymer chemistry and who performs testing and participates in certain of our development projects.

Additionally, we utilize a full time consulting scientist who holds a doctorate in Physical Chemistry, who directs our research and development.

Competitive Business Conditions

The research and development pertaining to our technologies, which underlies our
MMP-inhibitor (MultiStat(TM)), microbicidal (NIMBUS(TM)) and potential future products, is extremely competitive and is characterized by rapid technological change. Many of our competitors have substantially greater financial, scientific, and human resources, and as a result greater research and product development capabilities. In addition, many of our competitors have greater experience in marketing such technologies and products and greater potential to develop revenue streams. As a result, our competitors may be able to develop and expand their competing product offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, devote greater resources to marketing and sales of their products and adopt more aggressive pricing policies than we can.

Our competitors are located in the United States as well as around the world and include:

o    Personal Care companies;
o    Wound care companies;
o    University or university-sponsored research organizations; and
o    Government-sponsored research organizations.

Specific examples of competition to our NIMBUS(TM) microbicidal technology and potential future products using that technology, include products utilizing fibres embedded with silver and/or copper ions to induce anti-bacterial and/or anti-fungal capabilities, or other microbicidal technologies. Competing companies developing or offering such products include:

o    Agion Technologies, Inc.;
o    E.I. du Pont de Nemours Company (DuPont - NYSE:DD);
o    Noble Fiber Technologies; and
o    Microban International, Ltd.

We will attempt to overcome the competitive advantages of our competitors by attempting to strengthen our competitive position despite, in many cases, fewer resources, by entering into co-develop agreements with industry leaders in the potential markets with exclusivity clauses for future license agreements.

Cost of Compliance with Environmental Laws

Because our potential products will be manufactured and sold by third parties, we are not directly subject to environmental laws.

Research and Development

During our 2003 fiscal year, we spent $618,076 on research and development.
During our fiscal year ended June 30, 2004, we spent $348,449 on research and development. We intend to continue our research and development efforts during the current 2005 fiscal year.

Government Regulation

The research and development, manufacture, and marketing of human pharmaceutical and diagnostic products and devices are subject to regulation, in the United
States primarily by the Food and Drug Administration, also known as the FDA, and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other matters, research and development and the testing, manufacturing, safety, handling, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of the products like those we are developing.

Failure to comply with applicable regulatory requirements can result in the refusal by regulatory agencies to approve product licensing or the revocation of approvals previously granted. Non-compliance can also result in fines, criminal prosecution, recall or seizure of products, total or partial suspension of production, or refusal to enter into additional contracts.

We have not filed for regulatory approval of any potential products as none of our products have reached the stage of development where filing for regulatory approval is required, or the products are exempt from filing requirements. Any regulatory approvals that are received for a product may be subject to limitations on approved uses for the product. After obtaining marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. If previously unknown problems with the product or with the manufacturer or facility are discovered, restrictions may be imposed on the product or manufacturer, including an order to withdraw the product from the market. If we, and any contract manufacturers we choose to engage, fail to comply with applicable regulatory requirements, we may be fined, suspended or subject to withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

We work with a law firm specializing in regulatory affairs with respect to the pharmaceutical, cosmetic, and medical device industries. This firm will be able to assist us with the following regulatory activities when required:

o    Regulatory Strategy and Liaison with the FDA;
o    Non-clinical and clinical program assessment/development
o    Non-clinical and clinical protocol review/monitoring of studies;
o    Regulatory affairs management/guidance;
o    Product development and launch strategy;
o    Validation of methods/processes;
o    Product development strategies/assessment;
o    Product compliance; and
o    Label and labeling compliance.

Reports to Security Holders

We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly, and other reports and information with the Securities and Exchange Commission. Our filings are available to the public from commercial document retrieval services and the
Internet website maintained by the Securities and Exchange Commission at
http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 3427 SW 42nd Way, Gainesville,
Florida. This 2,900 square foot premises is composed of two offices and an equipped laboratory. We pay monthly lease payments of $1,166 and our lease expires in March 2005.

In accordance with a verbal agreement between our President and us, we lease and occupy 500 square feet of office space at the residence of our President in Boca
Raton, Florida, which we use for administrative purposes. This space is provided to us at a fixed gross rental rate of $575 per month by our President. This lease expires in June 2005.

We lease 2,430 square feet of an equipped laboratory space at 3427 SW 42nd Way,
Gainesville, Florida. We pay monthly lease payments of $651. Our lease expires in March 2005. In April 2003, we obtained additional laboratory space at the same facility for an additional monthly lease payment of $515.

We have invested approximately $14,000 for leasehold improvements and equipment for our laboratory. Our offices and laboratory facilities are in good condition and are sufficient to conduct our operations.

We do not own real estate at this time and we have no agreements to acquire any properties.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to disputes and litigation in the ordinary course of our business. None of these matters, in the opinion of management, is material or likely to result in a material adverse effect on us based upon information available to us at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not held any Annual or Special Meeting of Stockholders since our last fiscal year ended June 30, 2003. We intend to hold both our 2003 and 2004 Annual
(and Special) Meetings of Stockholders in early December 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on September 4, 2002 on the OTC Bulletin Board under the symbol QMDT. The following table sets forth the range of high and low closing sale price per share as reported by the OTC Bulletin Board for our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

                                                       Year Ended 2004
                                                       ---------------
                                                    High              Low
         Fourth Quarter                             $0.30            $0.11
         Third Quarter                              $0.27            $0.15
         Second Quarter                             $0.33            $0.15
         First Quarter                              $0.55            $0.25

                                                       Year Ended 2003
                                                       ---------------
                                                    High              Low
         Fourth Quarter                             $1.12            $0.50
         Third Quarter                              $1.40            $0.55
         Second Quarter                             $5.00            $0.60
         First Quarter (September 4 to 30), 2002    $5.00            $4.50

Holders

As of June 30, 2004, there were 43 holders of record of our common stock. We have one class of common stock, $0.0001 par value, outstanding.

Dividends

We have not declared or paid any cash dividends on our common stock since inception. We intend to retain our future earnings, if any, in order to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Penny Stock Considerations

Our shares are "penny stocks" which term is generally defined in the Securities
Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares may be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or
$300,000 together with his or her spouse is considered an accredited investor.
In addition, under the penny stock regulations the broker-dealer is required to:

|X|  Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

|X|  Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

|X|  Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

|X|  Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practices and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares are currently subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

Recent Sales of Unregistered Securities

On July 24, 2003, we granted 29,000 shares of common stock to Mr. George E.
Friel for his service as a member of the board of directors and member of the executive, audit, compensation, and research & development committees. In addition, we granted to Mr. Friel an option to acquire up to 82,500 shares of restricted common stock. These stock options were issued to Mr. Friel for his services as our Vice President, Chemical and Biological Affairs. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) of the Securities Act was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Friel stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 24, 2003, we issued 29,000 shares of common stock to Mr. Paul G. Cerjan for his service as a member of the board of directors, and member of the executive, compensation committees. In addition, we granted to Mr. Cerjan an option to acquire up to 92,000 shares of restricted common stock. These stock options were issued to Mr. Cerjan for his services as our Vice President,
Worldwide Military Affairs. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Cerjan stating the securities were not registered under the
Securities Act and are subject to restrictions on their transferability and resale.

On July 24, 2003, we granted 29,000 shares of common stock to Mr. Gerald M.
Olderman for his service as a member of the board of directors, and member of the research and development committee. In addition, we granted to Mr. Olderman an option to acquire up to 149,000 shares of restricted common stock. These stock options were issued to Mr. Olderman as a performance bonus in his capacity as our Vice President, Research and Development and Commercialization. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Olderman stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 24, 2003, we issued 26,000 shares of common stock to Mr. Gregory S.
Schultz for his service as a member of the board of directors. In addition, we granted to Mr. Schultz an option to acquire up to 126,000 shares of restricted common stock. These stock options were issued to Mr. Schultz for his services as our Vice President, Laboratory and Clinical Research. We relied upon section
4(2) of the Securities Act for the offer and sale. We believed that Section 4(2)
was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing the shares and stock option issued to Mr. Schultz stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 24, 2003, we granted 26,000 shares of common stock to Mr. Peter Barton
Hutt for his service as a member of the board of directors. In addition, we granted to Mr. Hutt an option to acquire up to 48,000 shares of restricted common stock. These stock options were issued to Mr. Hutt for his services as our business advisor and were subsequently forfeited. We relied upon section
4(2) of the Securities Act for the offer and sale. We believed that Section 4(2)
was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Hut stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. On November 5, 2003, Mr. Hutt resigned from the board.

On July 24, 2003, we granted 29,000 shares of common stock to Mr. Michael R.
Granito for his services as a member of the board of directors, and member of various board committees. In addition, we granted to Mr. Granito an option to acquire up to 234,000 shares of restricted common stock. These stock options were issued to Mr. Granito for his services as Chairman of the Board. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Granito stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 24, 2003, we granted 29,000 shares of common stock to Mr. David S.
Lerner for his service as a member of the board of directors, and member of the executive committee. In addition, we granted to Mr. Lerner an option entitling him to acquire up to 113,000 shares of restricted common stock. These stock options were issued to Mr. Lerner as a performance bonus in his capacity as our
President. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Lerner stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 24, 2003, we granted 26,000 shares of common stock to Mr. Michael Karsch for his service as a member of the board of directors. In addition, we granted to Mr. Karsch an option to acquire up to 82,000 shares of restricted common stock. These stock options were issued to Mr. Karsch for his services as our then general counsel and were subsequently forfeited. We relied upon section
4(2) of the Securities Act for the offer and sale. We believed that Section 4(2)
was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Karsch stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. On September 30, Mr. Karsch resigned from the board.

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

On September 12, 2003, we sold 1,000,000 shares of our common stock to Michael
Granito, our Chairman of the Board, for a price of $0.25 per share or in aggregate of $250,000 in cash. We relied upon Section 4(2) of the Securities Act of 1933, as amended ("Securities Act") for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Granito stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and resale.

On September 25, 2003, we issued 50,000 shares of our common stock to Investors
Relations Group, Inc. in exchange for approximately $27,000 which we owed to
Investors Relations Group, Inc. for services rendered to us by Investor
Relations Group, Inc. The shares issued to Investor Relations Group, Inc. were valued at a price of $0.54 per share, or an aggregate price of approximately
$27,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Investor Relations Group
Inc. stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and resale.

On September 24, 2003, we issued 44,422 shares of our common stock to Dorothy
Lerner, a shareholder and our Chief Executive Officer's mother, in return for
$11,105, including principal and interest, which we owed to Ms. Lerner for monies which we borrowed from Ms. Lerner. The shares issued to Ms. Lerner were valued at a price of $0.25 per share, or an aggregate price of $11,105. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Ms. Lerner stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and resale.

On October 10, 2003, we granted 57,501 shares of common stock to Mr. Nam H.
Nguyen as payment for consulting services rendered to us by Mr. Nguyen. The shares granted to Mr. Nguyen were valued at a price of $0.25 per share, or aggregate price of $14,375.25. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive  legends on the stock certificate  representing the shares issued to
Mr. Nguyen stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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
restrictions on their transferability and resale.

Effective January 2, 2004, we granted 50,000 shares of common stock to Mr.
Michael J. Pitsokos as part of his January 2, 2003 consulting agreement with us.
We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Pitsokos stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 31, 2004, we granted 50,000 shares of common stock to Ms. Natasha A.
Sorobey as partial payment for consulting services rendered to us by Ms. Sorobey from September 1, 2003 to January 31, 2004. The shares granted to Ms. Sorobey were valued at a price of $0.25 per share, or aggregate price of $12,500. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Effective April 2, 2004, we issued 200,000 shares of common stock to Ms. Natasha
A. Sorobey as additional compensation payable to Ms. Sorobey under her consulting agreement with us. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to
Ms. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 2, 2004, we granted 200,000 shares of common stock to Mr. Nam H. Nguyen as part of Mr. Nguyen's consulting agreement with us. In addition, we issued to
Mr. Nguyen a warrant entitling him to acquire up to 300,000 shares of restricted common stock at an exercise price of $0.20 per share, the then current market value of our common stock, also in accordance with Mr. Nguyen's consulting agreement with us. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Nam Nguyen stating the securities were not registered under the
Securities Act and are subject to restrictions on their transferability and resale.

On May 1, 2004, we granted 60,000 shares of common stock to Mr. Nam H. Nguyen as partial payment for consulting services rendered to us by Mr. Nguyen from
January 1, 2004 to April 30, 2004. The shares granted to Mr. Nguyen were valued at a price of $0.20 per share, or aggregate price of $12,000. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Effective June 30, 2004, we granted 62,500 shares of common stock to Ms. Natasha
A. Sorobey as partial payment for consulting services rendered to us by Ms.
Sorobey from February 1 to June 30, 2004. The shares granted to Ms. Sorobey were valued at a price of $0.20 per share, or aggregate price of $12,500. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Effective June 30, 2004, we also granted to Ms. Sorobey a warrant entitling her to acquire up to 200,000 shares of restricted common stock at an exercise price of $0.18 per share. This warrant was issued to Ms. Sorobey as part of Ms.
Sorobey's consulting agreement with us, with vesting provisions applicable to
133,333 shares of common stock underlying this warrant. We relied upon both section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing this warrant issued to Ms. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 30, 2004, we issued 30,000 shares of common stock to Mr. Nam H. Nguyen as partial payment for consulting services rendered to us by Mr. Nguyen from May
1 to June 30, 2004. The shares granted to Ms. Nguyen were valued at a price of
$0.20 per share, or aggregate price of $6,000. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we granted 75,000 shares of common stock to Mr. Michael R.
Granito for his services as a member of the board of directors and executive committee. In addition, we granted to Mr. Granito an option to acquire up to
25,000 shares of restricted common stock. These stock options were issued to Mr.
Granito for his services as our Chairman of the Board. We relied upon section
4(2) of the Securities Act for the offer and sale. We believed that Section 4(2)
was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Granito stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we issued 75,000 shares of common stock to Mr. David S. Lerner for his services as a member of the board of directors and executive committee.
In addition, we granted to Mr. Lerner an option to acquire up to 175,000 shares of restricted common stock for his services as our President. These stock options were issued to Mr. Lerner as a performance bonus. We relied upon section
4(2) of the Securities Act for the offer and sale. We believed that Section 4(2)
was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Lerner stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. .

On July 1, 2004, we granted 87,500 shares of common stock to Mr. Paul G. Cerjan for his services as a member of the board of directors, executive committee, and compensation committee. In addition, we granted to Mr. Cerjan an option to acquire up to 25,000 shares of restricted common stock. These stock options were issued to Mr. Cerjan for his services as our Vice President, Worldwide Military
Affairs. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Cerjan stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we issued 62,500 shares of common stock to Mr. Gerald M.
Olderman for his services as a member of the board of directors. In addition, we granted to Mr. Olderman an option to acquire up to 175,000 shares of restricted common stock. These stock options were issued to Mr. Olderman as a performance bonus in his capacity as our Vice President, Research and Development and
Commercialization. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Olderman stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we granted 100,000 shares of common stock to Mr. George E.
Friel for his services as a member of the board of directors, audit committee, executive committee, and compensation committee. In addition, we granted to Mr.
Friel an option to acquire up to 5,000 shares of restricted common stock. These stock options were issued to Mr. Friel for his services as our Vice President,
Chemical and Biological Affairs. We relied upon section 4(2) of the Securities
Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Friel stating the securities were not registered under the
Securities Act and are subject to restrictions on their transferability and resale.

On July 1,  2004,  we issued  62,500  shares of common  stock to Mr.  Gregory S.
Schultz for his services as a member of the board of directors.  In addition, we granted to Mr.  Schultz an option to acquire up to 100,000  shares of restricted common stock. These stock options were issued to Mr. Schultz for his services as our Vice  President,  Laboratory and Clinical  Research.  We relied upon section
4(2) of the Securities Act for the offer and sale. We believed that Section 4(2)
was available  because the offer and sale did not involve a public  offering and there was not general  solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Schultz stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we granted 18,322 shares of common stock to Mr. Richard F.
Caffrey for his services as a member of the board of directors. In addition, we granted to Mr. Caffrey an option to acquire up to 10,000 shares of restricted common stock. These stock options were issued to Mr. Caffrey for assisting us in developing our new business plan. We relied upon section 4(2) of the Securities
Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Caffrey stating the securities were not registered under the
Securities Act and are subject to restrictions on their transferability and resale. Mr. Caffrey became a board member on March 15, 2004.

Effective July 1, 2004, we issued warrants to Mr. Kyle B.A. Scott entitling him to acquire up to 67,500 shares of restricted common stock at an exercise price of $0.18 per share, the then-current market value of our common stock. These warrants were issued to Mr. Scott in accordance with our consulting agreement with Mr. Scott, as partial payment for services rendered to us by Mr. Scott from
May 15 to June 30, 2004, with vesting provisions applicable to 40,000 shares of common stock underlying these warrants. We relied upon section 4(2) of the
Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificates representing the warrants issued to Mr. Scott stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 4, 2004, we amended the terms of the notes issued to Mr. Michael R.
Granito, our Chairman. Of the two notes then held by Mr. Granito, the convertible note with a principal amount of $1,425,200 (of a maximum
$1,500,000), convertible to common stock at a conversion price of $0.38 per share, was extended to July 31, 2005, while the second, non-convertible note, with a principal amount of $404,000 (subsequently increased by a further
$190,000 advance by Mr. Granito to $594,000), was granted identical terms to the extended convertible note, including the same conversion privileges. These notes were combined into a single note due July 31, 2005, currently with a principal amount outstanding of $2,019,200. The current principal amount (excluding accrued interest) of this note is convertible at the option of the holder, Mr.
Granito,  into a maximum of approximately  5,313,684 shares of restricted common stock based on the $0.38 per share conversion price (which is subject to certain anti-dilution protection  provisions).  We have placed  restrictive  legends on the note stating that the note and the shares of common stock into which the principal amount may be converted have not been registered under the Securities
Act and are subject to restrictions on their transferability and resale.

On August 31, 2004, we granted  27,047 shares of common stock to Ms.  Natasha A.
Sorobey as partial payment for consulting services rendered to us by Ms. Sorobey from July 1 to August 31, 2004. The shares granted to Ms. Sorobey were valued at a price ranging from$0.18 to $019 per share, for an aggregate price of $5,000.
We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 3, 2004, we issued 200,000 shares of common stock to Ms. Natasha A.
Sorobey in accordance with her consulting agreement with us. We relied upon section 4(2) of the Securities Act of 1933, as amended ("Securities Act") for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to
Ms. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 30, 2004, we granted 83,505 shares of common stock to Mr. Nam H.
Nguyen as partial payment for services rendered to us by Mr. Nguyen from July 1,
2004 to September 30, 2004. The shares granted to Mr. Nguyen were valued at prices ranging from of $0.17 to $0.19 per share, for an aggregate price of
$15,000. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 30, 2004, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 15,000 shares of common stock at an exercise price of $0.15 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from July 1 to September 30, 2004. We relied upon section 4(2) of the Securities
Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Securities Authorized for Issuance Under Equity Incentive Plans

The following table sets forth information regarding awards made through compensation plans or arrangements through June 30, 2004, our most recently completed fiscal year.

                                       16

                             ------------------------- --------------------- ------------------------------------

                             Number of securities to   Weighted average      Number of securities remaining
                             be issued upon exercise   exercise price of     available for future issuance
                             of outstanding options,   outstanding           under equity compensation plans
                             warrants and rights       options, warrants     (excluding outstanding securities
                                                       and rights            shown herein)
   ------------------------- ------------------------- --------------------- ------------------------------------

   Equity compensation              2,983,500                 $2.17                        856,500
   plans approved by
   security holders
   ------------------------- ------------------------- --------------------- ------------------------------------

   Equity compensation                 N/A                     N/A                           N/A
   plans not approved by
   security holders
   ------------------------- ------------------------- --------------------- ------------------------------------

   Total                            2,983,500                 $2.17                        856,500
   ------------------------- ------------------------- --------------------- ------------------------------------

Our 2001 Stock Option Plan authorizes the issuance of options, right to purchase
Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 3,000,000 shares of our common stock for awards to be made under the 2001 Plan. The 2001 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2001 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of
2001 and methods of exercise. Options must vest within ten years. Under the 2001
Plan, the exercise price may not be less than fair market value on the date of grant for incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2001 Plan available for grant at June 30, 2004 was 856,500.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes included therein. The terms "the
Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates," or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (e) we do not currently carry product liability insurance and should we be subject to a product liability claim, our financial condition may be adversely affected; (f) if we are unable to debt or equity financing, we will be unable to proceed with our operating plan and even if we obtain such financing, the value of our common stock will be diluted; (g) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (h) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (i) our operations have been largely funded by our Chairman of the Board; however, there are no assurances that he will continue to fund our operations in the future; (j)
whether we comply with regulations pertaining to our business; (k) we have substantial debt obligations due to our Chairman of the Board, who has funded our operations, debt obligations of which are secured by our assets and revenues and which are senior obligations due by us; and (l) other risk factors discussed in our periodic filings, which may be accessed at http://www.sec.gov. Statements made herein are as of the date of the filing of this Form 10-KSB with the
Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

We intend to further develop our core technologies as well as develop future technologies. We will attempt to commercialize those technologies through strategic partnership agreements, joint ventures, or co-development agreements.
We do not intend to manufacture or distribute final products; instead, we will seek partnership arrangements and/or license agreements with third parties to develop products that use our technologies and have such third parties perform the manufacturing, marketing, and distribution functions associated with our technologies.

We have had limited revenues of only $48,000 since our inception. From December
2003 until March 2004, we had one reportable revenue segment in connection with a November 18, 2003 agreement with Noville, Inc., a specialty chemical manufacturer. This agreement provided that if Noville, Inc. does not possess the laboratory or technology to develop our NIMBUS(TM)technology, then it will pay us for these services at our cost of $12,000 per month. On May 5, 2004, Noville,
Inc. terminated this revenue arrangement with us; therefore, currently we have no reportable revenue segments to our business.

Our business model has attempted and will continue to attempt to develop the following revenue segments:

o    License fee related revenues from license agreements;
o    Profit sharing related revenues from profit sharing related agreements;
o    Joint development agreement related revenues where other companies pay us for our research and development; and
o    Revenues obtained from government research and development grants.

These revenues would be derived from government agencies and the following types of companies in connection with our NIMBUS(TM) technology:

o    Healthcare and medical;
o    Apparel;
o    Cosmetic;
o    Personal care companies; and
o    Building materials industry.

Our revenues are dependent now and in the future upon the following factors:

o    Acceptance of our products or future products in the marketplace;
o    Demand for products or future products that utilize our technologies;
o    Our ability to secure license or profit sharing related agreements and secure government research and development grants;
o    Individual economic conditions in our markets;
o    Our ability to market our services to health care, apparel, cosmetic, and personal care companies;

o    Our ability to successfully conduct laboratory and clinical testing of our potential products; and
o    Our ability to obtain regulatory approval of our future products.

Uncertainties or trends that may affect our business also include the possibility of other products with similar applications to our proposed products could be developed by known or unknown competitors which prove superior to our products, either in performance or price, or that our proposed products fail to achieve regulatory approval from the FDA or other government agencies and we are unable to commercialize one or more of our products.

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
Grobeny with our common stock and cash for the exclusive license of the ilomastat technology invented by them.

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

Results of Operations

Comparison of Years Ended June 30, 2004 and 2003

Revenues. During the year ended June 30, 2004, we received $48,000 of revenue, compared to $0 revenue for the same period ended June 30, 2003, representing a
100% increase in our revenues. The revenues we received are from Noville, Inc.;
however, as reflected above, Noville, Inc. has terminated its revenues arrangement with us.

Operating Losses. Operating losses for the year ended June 30, 2004 decreased by
29% or $948,680 to ($2,275,472) for the year ended June 30, 2004 from
($3,224,152) for the year ended June 30, 2003. The decrease in operating loss was primarily due to a reduction of $632,282 or 36% in non-cash stock-based compensation and a $269,627 or 44% decrease in research and development expenses for those comparable 2004 and 2003 year end periods, as described in more detail below.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased
$632,282 or 36% to $1,126,257 for the year ended June 30, 2004, from $1,758,539 for the year ended June 30, 2003. This decrease in non-cash stock based compensation is attributed to our issuance of stock options to a director at less than fair value, which resulted in the recognition of a large compensation expense of $553,500 in 2003. Further, because the stock options were fully vested in January 2004, there was no compensation later recognized. In addition, we took a $211,371 charge in compensation expense, as a result of a conversion of the 2002 note payable to our Chairman of the Board during the fiscal year ended June 30, 2003. This decrease was offset by a charge of $90,000 in stock-based compensation in 2004 as a result of issuing 1,000,000 shares of our common stock to our Chairman of the Board for $250,000 in cash at a discount price of $0.25 per share from the closing trading price of $0.34 per share on that day. Later, in November 2003, we sold 1,400,000 shares of our common stock to our Chairman of the Board for $350,000 in cash at a premium price of $0.25 per share as compared to the closing trading price of $0.16 per share on that day. However, no gain was reported for this transaction.

Research and Development Expense. Research and development expense decreased by
$269,627 or 44% to $348,449 for the year ended June 30, 2004, from $618,076 for the comparable period ended June 30, 2003, as a result of joint development expenses of $250,000 which were spent in conjunction with the Collaborative agreement and outside research expenditures of approximately $49,630 in 2003, as compared to a $50,000 license fee payment to a specialty dermatology company during the year ended June 30, 2004.

General and Administrative Expense. General and administrative expense remained relatively the same, with a decrease of $3,357 or 0.4% to $804,412 for the period ended June 30, 2004, from $807,769 for the comparable period ended June
30, 2003. Our general and administrative expenses would have been lowered by approximately $100,000, had it not been for significant corporate legal expenses and additional consulting expenses incurred in 2004

Interest Expense. Interest expense for the year ended June 30, 2004 decreased
$942,983 or 91% to $93,042 as compared to $1,036,025 for the year ended June 30,
2004. This decrease was due to the conversion of notes payable to a stockholder, which had a $650,000 principal balance and $25,000 in related accrued interest, into common stock during 2003. As a result of this conversion, we took a charge of $965,250 of non-cash interest expense for the year ended June 30, 2003.

Net Loss. Net loss for the year ended June 30, 2004 was ($2,368,514) or ($0.14)
per share compared to ($4,260,177) or ($0.32) per share for the comparable period ended June 30, 2003. This decrease is primarily attributable to a reduction in non-cash stock-based compensation, research and development expenses, and interest expense.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2004 and 2003 as we have experienced recurring losses and negative cash flows from operations in these periods. In addition, we have a net capital deficiency. These matters raise substantial doubt about our ability to continue as a going concern.

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating and research and development expenditures of approximately $133,000 per month or an aggregate of $1,600,000 over the next twelve (12) months, in the following areas:
o    Research and development expenditures of approximately $69,000 per month or an aggregate $828,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $33,000 in payroll for scientists; (b) $21,000 for outside research and development expenditures;
     and (c) $15,000 for chemical supplies, and laboratory operating expenses, including rent expense.
o    Patent related legal fees of approximately $24,000 per month or an aggregate $288,000 annually; and

o    Operating expenses of approximately $40,000 per month or an aggregate
     $480,000 over the next twelve (12) months, including officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $19,805 as of June 30, 2004 will satisfy our cash requirements for less than one (1) month.

Accordingly, we will be unable to fund our expenses for our entire one-year plan of operations through our existing assets or cash. Although our Chairman of the
Board has agreed to loan us funds for our operational needs, which will assist in meeting our Plan of Operations, there are no assurances that we will receive sufficient funds from our Chairman of the Board or that they will be adequate to meet our operating needs. Even if our Chairman of the Board provides funding to us, we will be required to provide loan with interest and other possible terms and/or issue shares of our common stock to him, which will dilute your interest in our shares. Moreover, we may still need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history, limited revenues, and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of Operations. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:
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
o    If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our stockholders in an amount equal to the net market value of our net assets;
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

Based upon our current assets, however, we will not have the ability to distribute any cash to our stockholders.

As of June 30, 2004, we have notes outstanding to our Chairman of the Board and the President totaling $1,905,985 and $73,839, respectively, of which $1,425,200 from the total notes balance to our Chairman of the Board was due on July 1,
2004, but the maturity date was extended to July 31, 2005. The remainder of our
Chairman of the Board's short-term note could become convertible note payable if he decides to exercise that right. As of June 30, 2004, that right was not exercised. Our President's note payable is a short-term note with no specific repayment. If we are unable to successfully repay these loans, we may have to liquidate our business and undertake any or all the steps outlined above.

If we have any liabilities that we, or our Chairman of the Board on our behalf, are unable to satisfy and we qualify for protection under the U.S. Bankruptcy
Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or
Chapter 11 bankruptcy, our creditors will take priority over our stockholders.
If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

At June 30, 2004, we had a working capital deficit of ($1,105,860), primarily due to: (a) short-term stockholder loans, including, accrued interest totaling
$737,985; (b) a license fee payable of $160,000; and (c) accounts payable of
$222,885. At June 30, 2004, we had a stockholders' deficit of ($2,166,525), a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions described below.

Cash used by operating activities was $1,309,488 for the year ended June 30,
2004. Net cash used by investing activities was $24,790 for the filing and maintenance of patents for our core technologies. Net cash provided by financing activities was $1,306,660, of which consisted of $600,000 derived from sales of our common stock, $679,624 from stockholder loans, and the issuance of common stock for payment of a liability of $27,036.

To date, we have funded our activities principally from the issuance of shares of restricted common stock to our Chairman of the Board totaling $850,000 and from the stockholder loans totaling $2,163,000, including related accrued interest, and a $650,000 bridge loan from a merchant banking firm. All of these funds have been loaned with 6% interest per annum. The loan from the investment-banking firm was converted in November 2002 into common stock at
$1.00 per share.

At June 30, 2004, we had an outstanding loan balance of $73,985 due to our
President, David Lerner. The loan bears an interest rate of 6% per annum, with the repayment term to be determined. In August 2004, we made a $2,000 payment to our President as a partial repayment of our loan to him.

At June 30, 2004, we had an outstanding loan balance of $1,425,200 due to our
Chairman of the Board, Michael Granito, $750,000 of which was from a line of credit we fully utilized. The line of credit agreement provides that the outstanding balance due to Mr. Granito is convertible into common stock at $1.00 per share at Mr. Granito's option. At June 30, 2004, no conversion to common stock had taken place. In October and November 2002, we entered into an additional short term borrowing arrangement with Mr. Granito for up to $500,000 at 6% interest and due at July 1, 2003; this borrowing was secured by our assets and revenues, but did not contain a stock conversion term. This additional short-term borrowing was an extension of the $750,000 line of credit and was consolidated into a single financial instrument. As of September 30, 2003, the line of credit had been extended to $550,200, which we fully utilized. Because we have not repaid any amounts to Mr. Granito, the entire combined borrowing amount of $1,385,200 (excluding interest) is due to Mr. Granito.

In September 2003, we negotiated a successor line of credit agreement with Mr.
Granito relevant to the earlier line of credit agreement totaling $1,300,200
(excluding interest), which had expired on July 1, 2003. The line of credit of
$750,000 and the short term borrowing of $550,200 have been consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6%, and due July 1, 2004. Mr. Granito agreed to extend the maturity date of this note to July 31, 2005. The convertible note is secured by our assets and revenues and will remain as our senior-most debt obligation. The note plus accrued interest will be convertible into restricted common stock, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share) and 50% over the share price at which we would normally price our common stock based on a discount to the prior 20 day average trading price. The note has an anti-dilution provision in the event that we sell common stock to other investors at less than $0.20 per share. This convertible note agreement was made contingent upon the agreement of the lender to provide additional funding to us by purchasing restricted common stock at prices we agree upon.

At June 30, 2004, we also had an outstanding short-term loan balance of $404,000 due to our Chairman of the Board, Michael Granito. Subsequent to June 30, 2004
to September 30, 2004, Mr. Granito made additional loans to the Company of approximately $190,000 in cash or in payment of the Company's expenses. The loan bears an interest rate of 6% per annum, with the repayment term to be determined. The Board of Directors granted Mr. Granito the right to consolidate the short-term loan outstanding balance into the long-term convertible note payable described above under the same conversion terms. At September 30, 2004,
Mr. Granito has not exercised said right.

During the year ended June 30, 2004, we raised a total of approximately
$1,306,660 through: (a) the sale of 2,400,000 shares our restricted common stock to Mr. Granito in return for $600,000 cash consideration from an entity owned by our Chairman of the Board; (b) $125,000 borrowed from Mr. Granito under the revolving note agreement; (c) $404,000 borrowed from Mr. Granito under the short term loan arrangement; and (d) $73,839 borrowed from our President, David
Lerner.

In September 2003, the stockholder loan payable of $9,300 plus accrued interest has been converted into restricted common stock at the conversion rate of $0.25 per share.

In September 2003, approximately $27,000 of accounts payable was paid through the issuance of 50,000 shares of restricted common stock.

To date, we have been unable to meet our obligations on a timely or delayed basis, as funding has been made available on an as-needed basis. We cannot assure you that our Chairman of the Board will continue to provide funding beyond the amount of the revolving note agreement.

We received $650,000 of bridge financing from Euro Atlantic Capital Corporation.
On November 16, 2002, Euro Atlantic Capital Corporation converted the notes in the principal amount of $650,000 plus $25,000 accrued interest into 675,000 shares of common stock.

Contractual Obligations And Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2004:

Significant Obligations  Total    Within 1 Year  2-3 Years  4-5 Years  After 5 Years
-----------------------  -------  -------------  ---------  ---------  -------------
Capital Leases           $-
Operating Leases         $13,992  $13,992        $-         $-         $-

We are committed under lease for our Gainesville, Florida office and laboratory facilities. This lease expires in March 2005. We do not have any capital leases.

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

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest
Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights
(variable interest entities "VIE" and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46 will be fully adopted in the third quarter of 2003. The Company does not believe the adoption of this standard will have a material impact on its financial reporting.

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

We believe that the ongoing application of these Statements will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item is included in pages F-1 to F-18 attached hereto and incorporated herein by reference. The index to our annual financial statements for the year ended June 30, 2004 can be found on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

None.

ITEM 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation, with the participation of our principal executive officer and Chief Financial Officer, of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and our Chief
Financial Officer have concluded that as of June 30, 2004, the end of the period covered by this Annual Report on Form 10-KSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our fiscal year ended June 30, 2004, there was no change in the our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held for Quick-Med
Technologies' directors, executive officers and significant employees.

Our executive officers, key employees and directors are as follows:

        Name              Age                    Position
----------------------    ---     ----------------------------------------------

Michael R. Granito (1)     52      Founder and Chairman of the Board

David S. Lerner  (1)       51      Founder, President, and Director

George E. Friel (1)        62      Vice President, Chemical & Biological Affairs,
                                   and Director

Paul G. Cerjan (1)         66      Vice President, Worldwide Military Affairs,
                                   and Director

Gerald M. Olderman (1)     71      Vice President, Research & Development and
                                   Commercialization, and Director

Gregory S. Schultz (1)     54      Vice President, Laboratory & Clinical
                                   Research, and Director

Richard F. Caffrey (1)     62      Director

Nam H. Nguyen              47      Chief Financial Officer

Natasha A. Sorobey         35      Corporate Secretary, and Corporate & Investor
                                   Relations

NOTE: (1) Directors with term to expire on the next annual stockholders meeting in December 2004.

Mr. Granito has served as our Chairman since July 2000. In September 2003, Mr.
Granito joined Federated Investors, Inc. as senior vice president and head of capital market research. From July 1979 to December 2002, Mr. Granito was the
managing director and head of capital market research of J.P. Morgan Fleming
Investment Management located in New York City. From 1984 through 1996 he served as an adjunct Professor of Finance at Yale University and New York University.
Mr. Granito has authored a book and 14 papers on finance and foreign exchange topics. In 1973, Mr. Granito earned a B.S. and a B.A. in Economics from the
University of Pennsylvania.

Mr. Lerner has served as our President and Director since December 1997 and has been engaged in the formation and development of our Company since 1995. Mr.
Lerner has 20 years experience in international and domestic manufacturing, marketing, sales, and business development in Asia, Europe, South America, and
Mexico. He has successfully managed export financing activities, including letter of credit and manufacturing arrangements. Mr. Lerner earned his B.A. in
1976 from Queens College of the City University of New York.

Major General Friel (Ret.) has served as our Vice-President, Chemical and
Biological Affairs since July 2000, and has been self-employed as a consultant to various organizations in the defense industry since September 1998. As our
Vice President, Chemical and Biological Affairs, Mr. Friel is responsible for the development of business opportunities pertaining to our core technologies within the chemical and bio-chemical sector. Mr. Friel served in the U.S. Army from 1967 to 1998, rising to the rank of Major General. Mr. Friel was the commanding general of the U.S. Army Chemical and Biological Defense Command, at
the Aberdeen Proving Ground in Maryland, deputy chief of staff for Chemical and
Biological Matters of the Army Material Command in Virginia, and was responsible for a $1 billion contract for protective military clothing. Mr. Friel was also responsible for a $600 million budget for the Nuclear, Biological, and Chemical
Defense Command for six years and directed over 1,100 scientists and engineers.
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

Lieutenant General Cerjan (Ret.) has served as our Vice-President, Worldwide
Military Affairs and Director since July 2000. As our Vice President, Worldwide
Military Affairs, Mr. Cerjan is responsible in the developing of business opportunities of our core technologies within the military arena. Mr. Cerjan recently joined KBR, a subsidiary of Halliburton Company as Vice President,
Program Manager. From July 2002 until June 2004, Mr. Cerjan was the President and CEO of the National Defense University Foundation. From December 1997 to
September 2000, Mr. Cerjan was President of Regent University in Virginia. Prior
to his Presidency at Regent University, Mr. Cerjan served as Director of
Tactical Systems for Lockheed Martin Corporation from August 1994 to October
1997. He was in the U.S. Army from 1960 to 1994,rising to the rank of Lieutenant
General. While in the U.S. Army, Mr. Cerjan served as project manager for the design and construction a military base at Fort Drum, New York, valued at $1.3 billion. While the Deputy Commanding General of the US Army in Europe, he
managed 22 separate organizations with 70,000 people, supervised all aspects of community life in Europe for 300,000 army personnel. Mr. Cerjan has an M.S.
degree in Construction Management from Oklahoma State University, and a B.S in
Engineering from the United States Military Academy at West Point, New York. He
is a registered professional engineer in the state of Virginia. Mr. Cerjan is a member of the board of directors of the Army Engineer Association, the National
Defense University Foundation, and Chairman of the Board of the National Defense
University Foundation.

Mr. Olderman has served as our Vice President, Research & Development since July
1997, and as our Director since July 2000. Mr. Olderman brings 35 years of healthcare experience, 31 years of technical management experience, and 25 years serving as the head of research and development activities for fortune 500 companies. Since November 1996, Mr. Olderman has been a Vice President and
Associate of R.F. Caffrey & Associates Inc., a management consultant to medical device companies and suppliers. Prior to joining R.F. Caffrey & Associates, Mr.
Olderman served as Director and head of research and development for C.R. Bard,
Inc.'s Cardiopulmonary Division, where he organized a new product development process in which 19 new medical devices were developed. Mr. Olderman also served as Vice President for domestic and international research and development for the Pharmaceutical Division of Baxter Healthcare Corp. and Vice President for

research and development for the Converters, a division of American Hospital
Supply Corporation prior to its acquisition by Baxter Healthcare Corporation, where he led product development and made material changes that helped increase market share from 30% to 45% within a $750 million market. Mr. Olderman has also served as Vice President for research and development and as a director for
Surgikos, Inc. a subsidiary of Johnson & Johnson. Mr. Olderman received a B.S in
Chemistry from Rensselaer Polytechnic Institute in New York. He also holds an
M.S. in Physical Chemistry and a Ph.D. in Physical Chemistry from Seton Hall
University in New Jersey.

Mr. Schultz has served as our Vice President, Laboratory and Clinical Research
since July 2000. From 1999 through 2001, Mr. Schultz served as the President of the Wound Healing Society, and has worked as a consultant for 12 major biotechnology companies. In 1989, he was appointed Professor of
Obstetrics/Gynecology and Director of the Institute for Wound Research in the
College of Medicine at the University of Florida at Gainesville, Florida. He has
published over 200 research articles and book chapters that have been cited over
4,000 times. He has been continuously funded by major grants from the National
Institutes of Health and supported by grants from the U.S. Army grant on treatment of burns with growth factors. Mr. Schultz earned a doctorate in biochemistry from Oklahoma State University and postdoctoral fellowship in cell biology at Yale University in Connecticut.

Mr. Caffrey has served as our Director since March 2004. Mr. Caffrey has more than twenty years of corporate experience, including marketing research, strategic planning, business development and management recruiting, in both senior-line and senior-staff positions. Mr. Caffrey is currently the president of R.F. Caffrey & Associates, Inc., a full service marketing consulting practice that offers assistance to participants in the healthcare, industrial, and consumer related markets. Previously, Mr. Caffrey was vice president of John R.
Starr, Inc., a management consulting firm; president, and chief operating officer of CPM Inc., a New England based specialty paper company; vice president of sales and marketing of Codman & Shurtleff, Inc. (subsidiary of Johnson &
Johnson Company), a surgical instruments and equipment company; group product director of Surgikos, Inc. (subsidiary of Johnson & Johnson Company), a marketer of medical products and supplies; vice president, business development of
Chicopee (subsidiary of Polymer Group, Inc. whose major holdings are controlled by InterTech Group), a non-woven fabrics supplier; and marketing research manager of Sealtest Foods. He holds both B.S. and M.B.A. degrees in Business
Administration from Seton Hall University.

Mr. Nguyen has been our Chief Financial Officer since August 2004. Since January
2003, he has provided accounting services through his professional firm. From
November 2003 until July 2004, Mr. Nguyen served as acting Secretary. Mr. Nguyen is currently president of his certified public accounting firm, Nam H. Nguyen,
CPA, P.A. Mr. Nguyen was a Manager of Financial Controls of W. R. Grace & Co.,
responsible for its risk-based global audit plan for its worldwide operations.
He was Vice President of Financial Reporting of John Alden Financial Corporation
with responsibilities for the SEC filings and state insurance filings in the
United States. A certified public accountant that has worked for
PricewaterhouseCoopers LLP, as a senior manager, Mr. Nguyen specialized in the insurance and health care business in both the United States and Europe. Mr.
Nguyen is also a Certified Internal Auditor since 1998.

Ms. Sorobey joined us in September 2003 to assist with Corporate and Investor
Relations. In August 2004, Ms. Sorobey was appointed as Corporate Secretary. Ms.
Sorobey's responsibilities include all aspects of corporate governance and investor relations. From September 1996 to April 2001, Ms. Sorobey was Corporate
Secretary and investor relations representative for Centrinity Inc., a leading provider of Unified Communications and collaborative software solutions.

The above listed officers and directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing board are filled by majority vote of the remaining directors. Our officers serve at the will of the board. There are no family relationships between any of the executive officers and directors.

Significant Employees

We employ a senior research scientist, a scientist, a product development engineer and a part time senior research scientist, who are an integral part of our research and development team.

Family Relationships

None.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.   any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.   any conviction in a criminal proceeding or being subject to a pending criminal proceeding(excluding traffic violations and other minor offenses);

3.   being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.   being found by a court of competent jurisdiction (in a civil action),the
     Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board of Directors

Executive Committee. Our Executive Committee is composed of Michael R. Granito, our Chairman of the Board, David S. Lerner, our President, and Directors Paul G.
Cerjan and George E. Friel. This committee's chairman is Paul G. Cerjan. This committee acts for our Board of Directors when a meeting of the full board is not practical.

Compensation Committee. The Compensation Committee is composed of George E.
Friel, Gerald M. Olderman, and Paul G. Cerjan and is chaired by George E. Friel.
This committee approves, administers and interprets our compensation and health benefits, including our executive incentive programs. Additionally, this committee reviews and makes recommendations to our Board of Directors to ensure that our compensation and benefit policies are consistent with our compensation philosophy and corporate governance principles. This committee is also responsible for establishing our Chief Executive Officer or principal executive officer's compensation.

Audit Committee. The Audit Committee is composed of George E. Friel, Michael R.
Granito and Richard F. Caffrey and is chaired by George E. Friel. This committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices. Among other functions, the committee retains our independent public accountants.

Audit Committee Financial Expert

Currently, we do not have an Audit Committee "financial expert".

Code of Ethics

We are currently developing our Ethics Code.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, all reports were timely filed during fiscal year 2004 as required under Section
16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

David S. Lerner currently receives an annual salary of $125,000 per year and
Gerald M. Olderman is paid at an annual rate $72,000 per year. Our other officers have agreed to act without cash compensation until authorized by our
Board of Directors, which is not expected to occur until we have generated sufficient revenues from operations or we have obtained sufficient financing.
The officers or directors are not otherwise accruing any compensation under any agreement with us. The officers and directors have been granted stock options for past services, as set forth below.

                           Summary Compensation Table
                             ----------------------- ---------------------------
                                 Annual Compensation    Long Term Compensation
---------------------------- ----------------------- ---------------------------
       Name / Title            Year       Salary     Restricted     Securities
---------------------------- -------- --------------   Stock        Underlying
                                                       Awards      Options/SARs
                                                     ----------- ---------------
                                                        ($)            (#)
---------------------------- -------- -------------- ----------- ---------------
David S. Lerner, President     2004    $ 136,197(1)    $15,950       113,000
---------------------------- -------- -------------- ----------- ---------------
                               2003    $ 140,314(1)      --               --

---------------------------- -------- -------------- ----------- ---------------
                               2002    $  69,767(1)      --          125,000-
---------------------------- -------- -------------- ----------- ---------------

NOTES: (1) Includes $3,469, $4,043 and $1,445 for health insurance and $7,728,
       $11,251 and $5,822 for reimbursements of automobile expenses in 2004,
       2003 and 2002, respectively.

No retirement, pension or insurance programs or other similar programs have been adopted for our employees or consultants. A stock option plan has been approved by our board, and options to purchase 1,140,000 shares of common stock have been granted to officers, directors, employees and consultants under the plan in
2002. All 2002 stock options have an exercise price equal to 75% of the closing bid price for the first 30 days of trading in the common stock, which commenced
September 6, 2002, with the exception of Peter Barton Hutt, whose stock options are at 25% of such price. Options to purchase a total of 840,000 shares of common stock were issued in 1999, 2000 and 2001 to officers, directors, employees and consultants. In July 2003, the Board of Directors have authorized the issuance of options to acquire up to approximately 1,300,000 shares of common stock and the grant of 250,000 shares of restricted common stock to officers, directors, employees and consultants. In August 2004, the Board of
Directors approved the issuance up to 500,000 shares of restricted common stock and options to acquire approximately 600,000 shares of common stock to be granted to officers, directors, employees and consultants.

Compensation of Directors

The Company does not currently pay any cash compensation to its directors other than restricted common stock and stock options.

During the period ended June 30, 2004, the following restricted common stock and stock options were granted to directors:

On July 24, 2003, we granted 29,000 shares of common stock to Michael R. Granito for his services as a member of the board of directors, and member of various board committees. In addition, we granted to Mr. Granito an option to acquire up to 234,000 shares of restricted common stock. These stock options were issued to
Mr. Granito for his services as Chairman of the Board.

On July 24, 2003, we granted 29,000 shares of common stock to David S. Lerner for his service as a member of the board of directors, and member of the executive committee. In addition, we granted to Mr. Lerner an option entitling him to acquire up to 113,000 shares of restricted common stock. These stock options were issued to Mr. Lerner as a performance bonus in his capacity as our
President.

On July 24, 2003, we granted 29,000 shares of common stock to George E. Friel for his service as a member of the board of directors and member of the executive, audit, compensation, and research & development committees. In addition, we granted to Mr. Friel an option to acquire up to 82,500 shares of restricted common stock. These stock options were issued to Mr. Friel for his services as our Vice President, Chemical and Biological Affairs.

On July 24, 2003, we issued 29,000 shares of common stock to Paul G. Cerjan for his service as a member of the board of directors, and member of the executive, compensation committees. In addition, we granted to Mr. Cerjan an option to acquire up to 92,000 shares of restricted common stock. These stock options were issued to Mr. Cerjan for his services as our Vice President, Worldwide Military
Affairs.

On July 24, 2003, we granted 29,000 shares of common stock to Gerald M. Olderman for his service as a member of the board of directors, and member of the research & development committee. In addition, we granted to Mr. Olderman an option to acquire up to 149,000 shares of restricted common stock. These stock options were issued to Mr. Olderman as a performance bonus in his capacity as our Vice President, Research and Development and Commercialization.

On July 24, 2003, we issued 26,000 shares of common stock to Gregory S. Schultz for his service as a member of the board of directors. In addition, we granted to Mr. Schultz an option to acquire up to 126,000 shares of restricted common stock. These stock options were issued to Mr. Schultz for his services as our
Vice President, Laboratory and Clinical Research.

On July 24, 2003, we granted 26,000 shares of common stock to Peter Barton Hutt for his service as a member of the board of directors. In addition, we granted to Mr. Hutt an option to acquire up to 48,000 shares of restricted common stock.
These stock options were issued to Mr. Hutt for his services as our business advisor and were subsequently forfeited. On November 5, 2003, Mr. Hutt resigned from the board.

On July 24, 2003, we granted 26,000 shares of common stock to Michael Karsch for his service as a member of the board of directors. In addition, we granted to
Mr. Karsch an option to acquire up to 82,000 shares of restricted common stock.
These stock options were issued to Mr. Karsch for his services as our then general counsel and were subsequently forfeited. On September 30, Mr. Karsch resigned from the board.

The exercise price of all stock options granted to directors as set forth above was $0.55 per share, which was the closing trading price of our common stock at the date of grant.

Option/SAR Grants in Last Fiscal Year

------------ --------------------- --------------- ---------------- ----------------
Name         Number of Securities  Percent of      Exercise or Base  Expiration Date
             Underlying            Total Options/  Price ($/Sh)
             Options/SARs          SARs Granted to
             Granted (#)           Employees in
                                   Fiscal Year
------------ --------------------- --------------- ---------------- ----------------
David Lerner     113,000                9.4%       $0.55 per share   July 1, 2009
------------ --------------------- --------------- ---------------- ----------------

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End
Option/SAR Values

------------ ------------ --------- -------------------------------- ---------------------------
Name         Shares       Value     Number of Securities Underlying  Value of Unexercised
             Acquired on  Realized  Unexercised Options/SARs at      In-The-Money Options/SARs
             Exercise (#) ($)       Fiscal Year-End (#)              at Fiscal Year-End ($)
                                    Exercisable / Unexercisable      Exercisable / Unexercisable

------------ ------------ --------- -------------------------------- ---------------------------
David Lerner      0           0            663,000/663,000                    $0/$0
------------ ------------ --------- -------------------------------- ---------------------------

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

In January 2004, we entered into a formal consulting agreement with Nam H.
Nguyen to serve as a consulting accounting advisor. In August 2004, Mr. Nguyen was appointed as our Chief Financial Officer under the same agreement. Beginning in July 2004, his compensation is set at $8,000 monthly base compensation with a monthly minimum cash payment and the remainder may be paid in shares of restricted common stock. In addition, he has also received 200,000 shares of common stock plus warrants to acquire 300,000 shares of common stock at $0.20 per share in accordance with a vesting schedule.

In September 2003, we entered into a consulting agreement with Natasha A.
Sorobey to provide investor relations services, In August 2004, Ms. Sorobey assumed the position of Corporate Secretary, while continuing her corporate and investor relations responsibilities. Her contract provides her with base compensation of $60,000 per annum. In addition, she has also received 400,000 shares of common stock plus warrants to acquire 200,000 shares of common stock at $0.18 per share in accordance with a vesting schedule.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of September 30, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.
Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement, which could result in a change in our control.

The following table assumes, based on our stock records, that there are
18,443,401 shares issued and outstanding as of September 30, 2004.

The following table sets forth the ownership of our common stock by:

|X|  Each stockholder known by us to own beneficially more than 5% of our common stock;
|X|  Each executive officer;
|X|  Each director or nominee to become a director; and
|X|  All directors and executive officers as a group.

Name and Address of Beneficial Owner(A)                Shares Beneficially Owned
----------------------------------------------- --------------------------------

                                                       Number          Percent
                                                   -------------       -------

Michael R. Granito, Chairman and Director           6,665,500 (1)       29.6%
David S. Lerner, President and Director             4,720,855 (2)       20.9%
Paul G. Cerjan, Director and Vice President           963,500 (3)        4.3%
George E. Friel, Director and Vice President          731,500 (4)        3.3%
Gerald M. Olderman, Director and Vice President     1,035,500 (5)        4.6%
Gregory S. Schultz, Director and Vice President     1,104,500 (6)        4.9%
Richard F. Caffrey, Director                           38,822 (7)        0.2%
Natasha A. Sorobey, Corporate Secretary               618,213 (8)        2.7%
Nam H. Nguyen, Chief Financial Officer                541,005 (9)        2.4%

All Quick-Med Directors and Officers as a Group    16,424,396           73.3%
(9 persons)

NOTES:
(A)  The address for each of the above is c/o Quick-Med Technologies, Inc., 3427
     SW 42nd Way, Gainesville, Florida 32608.

(1)  Includes  474,000 shares issuable upon the exercise of options exercisable within 60 days. Does not include convertible debt.

(2)  Includes  663,000 shares issuable upon the exercise of options exercisable within 60 days.

(3)  Includes  172,000 shares issuable upon the exercise of options exercisable within 60 days.

(4)  Includes  202,500 shares issuable upon the exercise of options exercisable within 60 days.

(5)  Includes  539,000 shares issuable upon the exercise of options exercisable within 60 days.

(6)  Includes  341,000 shares issuable upon the exercise of options exercisable within 60 days.

(7)  Includes  10,000 shares  issuable upon the exercise of options exercisable within 60 days.

Notescont'd:
(8)  Includes 66,667 shares  issuable upon the exercise of warrants exercisable within 60 days.

(9)  Includes 100,000 shares issuable upon the exercise of warrants exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2003, we converted the note payable balance of $23,710 plus accrued interest due to Think Tank Associates, Inc., a company owned by our President, into 30,855 restricted shares of common stock.

In May 2003, we issued 500,000 shares of restricted common stock to our Chairman of the Board for $250,000 in cash.

In September 2003, we converted a note payable to a relative of our President with an outstanding balance of $9,300 plus accrued interest into restricted common stock at a conversion rate of $0.25 per share.

At June 30, 2004 and 2003, we paid $6,900 for each year to our President for the sub-lease of office space. The sub-lease is for a period of one year and expires in July 2005.

For the fiscal years ended June 30, 2004 and 2003, we received approximately
$529,000 and $635,000, respectively, from our Chairman, of which $50,000 was repaid, and accrued interest of approximately $90,000 and $57,000, respectively.
At June 30, 2004, the amount of the notes payable to our Chairman and to our
President of $1,829,200 and 73,839, respectively, plus accrued interest, totaled
$2,086,000 and are convertible into approximately 4,145,000 shares of common stock. During the fiscal year 2004, the president loaned us approximately
$75,500 to fund operations, of which $1,978 was repaid. The interest rate on this loan is 6% per annum.

In September 2003, we negotiated a successor agreement with our Chairman, Mr.
Michael Granito, regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $550,200 are consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The maturity date of the note was extended to July 31, 2005 with the consent of Mr. Granito. The convertible note is secured by our assets and revenues and is senior to all other debt obligations. The note plus accrued interest will be convertible into common stock, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as
15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that we sell common stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the lender to provide additional funding to us by purchasing restricted common stock at prices to be agreed to by us or other means. As of June 30, 2004 and 2003, no conversions into common stock had taken place. In August 2004, the Board of Directors granted the Chairman the right to consolidate the short-term debt and its related accrued interest into the convertible note under the same terms.

In September 2003, we sold 1,000,000 shares of restricted common stock to our
Chairman for $250,000 in cash, $0.25 per share.

In November 2003, we sold 1,400,000 shares of restricted common stock to our
Chairman for $350,000 in cash, $0.25 per share.

Messrs. Lerner and Granito are deemed to be our promoters. Mr. Lerner received
4,273,000 shares and Mr. Granito received 2,930,000 shares of common stock as our founders. There have not been any other transactions with promoters.

Other than the relationships with The University of Florida at Gainesville, no officer or director has any relationship with any company or entity that will be working on developing our family of technologies or patents.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit
Number                              Description
-------                             -----------

2.1      Merger Agreement dated March 19, 2001 between Above Average
         Investments Ltd. and Quick-Med Technologies, Inc. (1)

2.2      Amendment to Merger Agreement (1)

3.1      Articles of Incorporation (1)

3.2      Bylaws (1)

10.1     Quick-Med Technologies MMP License Agreement (1)

10.2     Quick-Med Technologies Stock Option Plan (1)

10.3     Cooperative Research and Development Agreement with the U.S.
         Army Medical Research Institute of Chemical Defense (1)

10.3     Financing Agreement with Euro Atlantic Capital Corporation (1)

10.4     Consulting Agreement - Gregory Schultz (1)

10.5
10.5.1   Consulting Agreement - Christopher Batich (1)
10.5.2   Consulting Agreement - Bruce Mast (1)
10.5.3   Consulting Agreement - William Toreki (1)

10.6     Note issued to Michael Granito by Quick-Med Technologies (1)

10.7     Employment Agreement with Gerard Bencen (1)

10.8     Research and Development Agreement with The Collaborative Group, Ltd.(2)

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

NOTES:
(1)  Incorporated by reference to the Company's registration statement on Form
     SB-2 (file no. 333-41672)

(2)  Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002

(b)  Reports on Form 8-K

On October 6, 2003, we reported on Form 8-K under Item 5, Other Events, that on
September 30, 2003, the United States Securities and Exchange Commission ("SEC")
filed a civil lawsuit against our then General Counsel/Director/Secretary,
Michael Karsch, MCG Partners, Inc., of which Mr. Karsch was a managing director, and others (SEC v. 2DoTrade, Inc. et al., Civil Action Number 3:03-CV-2246-N
(Godbey) (N.D. Texas, Dallas Division), alleging that Mr. Karsch and MCG
Partners violated and aided and abetted violations of Section 10(b) of the
Securities and Exchange Act of 1934 and Rule 10b-5 thereunder; violated Section
17(a) of the Securities Act of 1933 ("Securities Act"); and violated Section
5(a) and 5(c) of the Securities Act. We also reported that simultaneous to the above SEC action, the United States Justice Department obtained federal criminal indictments against Mr. Karsch and others (UNITED STATES OF AMERICA V. BARRY
WILLIAM GEWIN ET AL, Criminal No. 03-366 (District of Columbia)). We also reported that On September 30, 2003, the same day the SEC took action against
Mr. Karsch, our Board of Directors held a Special Meeting at which Mr. Karsch's resignation as director was accepted; Mr. Karsch was also removed as General
Counsel and Corporate Secretary. Mr. Karsch's removal was not due to any disagreement with or observed conflict with the Company on any matter relating to the Company's operations, policies, or practices.

On November 3, 2003, we reported on Form 8-K, under Item 5, Other Events, that we accepted the resignation and removed our then general counsel and director
Michael Karsch from office after learning that he had been indicted that day on alleged violations unrelated to us. We also reported that we obtained outside counsel to review legal matters including certain transactions relating to a dispute we had with Euro Atlantic Capital Corporation ("EAC") in which Mr.
Karsch had been involved.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2004 and June 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues.

                                June 30, 2004         June 30, 2003
                                -------------         -------------
(i)       Audit Fees               $ 29,000              $ 37,290
(ii)      Audit Related Fees            $ 0                   $ 0
(iii)     Tax Fees                 $ 10,475               $ 8,985
(iv)      All Other Fees                $ 0                   $ 0

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               QUICK MED TECHNOLOGIES, INC.

Date: October 13, 2004                         By: /s/ DAVID S. LERNER
                                               David S. Lerner, President and
                                               Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                  Title                          Date

/s/ DAVID S. LERNER      President and Director             October 13, 2004
David S. Lerner

/s/ MICHAEL R. GRANITO   Chairman of the Board              October 13, 2004
Michael R. Granito

/s/ PAUL G. CERJAN       Vice President, Worldwide          October 13, 2004
Paul G. Cerjan           Military Affairs, and Director

/s/ GREGORY S. SCHULTZ   Vice President, Laboratory &       October 13, 2004
Gregory S. Schultz       Clinical Research, and Director

/s/ GEORGE E. FRIEL      Vice President, Chemical &         October 13, 2004
George E. Friel          Biological Affairs, and Director

/s/ GERALD M. OLDERMAN   Vice President, Research           October 13, 2004
Gerald M. Olderman       & Development and
                         Commercialization, and Director

/s/ RICHARD CAFFREY      Director                           October 13, 2004
Richard F. Caffrey

/s/ NAM H. NGUYEN        Chief Financial Officer            October 13, 2004
Nam H. Nguyen

/s/ NATASHA A. SOROBEY   Secretary                          October 13, 2004
Natasha A. Sorobey

                          QUICK-MED TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                TABLE OF CONTENTS
                                -----------------

Independent Auditor's Report.................................................1

Financial Statements:

   Balance Sheets as of June 30, 2004 and 2003...............................2

   Statements of Operations for the years ended June 30, 2004  and 2003 .....3

   Statements of Changes in Stockholders' Deficit for the years ended
      June 30, 2004 and 2003.................................................4

   Statements of Cash Flows for the years ended June 30, 2004  and  2003....5-6

Notes to Financial Statements...............................................7-17

                               DaszkalBolton LLP
                          Certified Public Accountants

Michael I. Daszkal, CPA, P.A.                     2401 N.W. Boca Raton Boulevard
Jeffery A. Bolton, CPA, P.A.                                Boca Raton, FL 33431
Timothy R. Devlin, CPA, P.A.                                     t: 561.367.1040
Michael S. Kridel, CPA, P.A.                                     f: 561.750.3236
Marjorie A. Horwin, CPA, P.A.                              www.daszkalbolton.com

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

To the Board of Directors and Stockholders
Quick-Med Technologies, Inc.

We have audited the accompanying balance sheets of Quick-Med Technologies, Inc.
as of June 30, 2004 and 2003, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2004 and June 30, 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the years ended June 30, 2004 and
2003, and has a net capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DASZKAL BOLTON LLP

Boca Raton, Florida
October 11, 2004

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AT JUNE 30, 2004 AND 2003

                                     ASSETS
                                     ------
                                                 2004             2003
                                              ---------         ---------
     Current assets:
        Cash                                  $  19,805         $  47,423
                                              ---------         ---------
     Property and equipment, net                  2,047             3,880
                                              ---------         ---------
     Other assets:
        Prepaid expenses                         18,777             6,069
        Intangible asset, net                   345,759           363,491
                                              ---------         ---------
               Total other assets               364,536           369,560
                                              ---------         ---------

               Total assets                   $ 386,388         $ 420,863
                                              =========         =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

     Current liabilities:
        Accounts payable                      $ 222,886         $ 607,241
        Accrued expenses                          6,842             8,518
        Accrued interest on note payable
          - officers/directors                  183,361            90,552
        License payable                         160,000           160,000
        Short-term notes payable
          - officers/directors                  554,624                 -
        Shareholder loans payable                     -             9,300
                                             ----------        ----------
               Total current liabilities      1,127,713           875,611

     Long-term liability - Note payable
          - officers/directors                1,425,200         1,300,200
                                             ----------        ----------

               Total liabilities              2,552,913         2,175,811
                                             ----------        ----------

     Stockholders' deficit:
        Common stock, $0.0001 par value;
          100,000,000 authorized shares;
          17,652,027 and 14,239,604 shares
          issued and outstanding at June 30,
          2004 and 2003, respectively             1,765             1,424
        Additional paid-in capital            7,611,358         6,332,744
        Outstanding stock options               781,950           103,968
        Accumulated deficit                 (10,561,598)       (8,193,084)
                                             ----------        ----------
               Total stockholders' deficit   (2,166,525)       (1,754,948)
                                             ----------        ----------
               Total liabilities and
                  stockholders' deficit       $ 386,388         $ 420,863
                                             ==========        ==========

                See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                               2004                 2003
                                           ------------         ------------

Revenues                                   $     48,000         $          -

Expenses:
     General and administrative expenses        804,412              807,769
     Research and development                   348,449              618,076
     Depreciation and amortization               44,354               39,768
     Stock-based compensation                 1,126,257            1,758,539
                                           ------------         ------------
Total expenses                                2,323,472            3,224,152
                                           ------------         ------------

Loss from operations                         (2,275,472)          (3,224,152)
                                           ------------         ------------

Other income (expense):
     Interest expense                           (93,042)          (1,036,025)
                                           ------------         ------------

Loss before income taxes                     (2,368,514)          (4,260,177)
                                           ------------         ------------

Provision (benefit) for income taxes                  -                    -
                                           ------------         ------------

Net loss                                   $ (2,368,514)        $ (4,260,177)
                                           ============         ============

Net loss per share (basic and diluted)          $ (0.14)             $ (0.32)
                                                =======              =======

Weighted average common
  shares outstanding                         16,407,808           13,289,672
                                           ============         ============

                 See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                 Additional                   Outstanding
                                       Common Stock                Paid-In       Accumulated     Stock
                                         Shares        Amount      Capital         Deficit      Options        Total

Balance, June 30, 2002                12,767,500.00   1,277.00   2,524,781.00   (3,932,907.00)  65,800.00 (1,341,049.00)
                                     --------------  ---------  -------------  --------------  ----------  ------------

Stock issuance for cash                     667,500         67        397,933              -            -       398,000
Stock issued in debt conversion             705,854         71      1,671,344              -            -     1,671,415
Stock options granted for consulting              -          -              -              -       38,168        38,168
Stock issued for services                    98,750          9         67,440              -            -        67,449
Liabilities paid by a shareholder                 -          -         14,625              -            -        14,625
Stock-based compensation                          -          -      1,656,621              -            -     1,656,621
Net loss, June 30, 2003                           -          -              -      (4,260,177)          -    (4,260,177)
                                     --------------  ---------  -------------  --------------  ----------  ------------

Balance, June 30, 2003                   14,239,604      1,424    $ 6,332,744   $ (8,193,084)   $ 103,968  $ (1,754,948)

Stock issuance for cash                   2,400,000        240        599,760              -            -       600,000
Stock options granted for services                -          -              -              -      677,982       677,982
Stock issued in debt conversion              44,422          4         11,101              -            -        11,105
Stock-based compensation                          -          -        176,100              -            -       176,100
Stock issued for services                   918,001         92        272,083              -            -       272,175
Stock issued for payment of liabilities      50,000          5         27,031                                    27,036
Gain on write-off of liabilities                  -          -        192,539              -            -       192,539
Net loss, June 30, 2004                           -          -              -      (2,368,514)          -    (2,368,514)
                                     --------------  ---------  -------------  --------------  ----------  ------------

Balance, June 30, 2004                   17,652,027      1,765    $ 7,611,358   $ (10,561,598)  $ 781,950   $(2,166,525)
                                     ==============  =========  =============  ==============  ==========  ============

                See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                            2004            2003
                                                           ----------      ----------
Cash flows from operating activities:
    Net loss                                             $ (2,368,514)   $ (4,260,177)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
       Depreciation and amortization                           44,355          39,768
       Common stock issued for services                       272,175          63,750
       Stock options granted for services                     677,982          38,168
       Stock-based compensation                               176,100       1,656,621
       Liabilities paid by a shareholder                            -          14,625
       Interest expense in debt conversion to equity                -         965,559
       (Increase) decrease in prepaid expenses                (12,708)         (4,952)
       Increase (decrease) in:
          Accounts payable                                   (191,816)        219,788
          Accrued interest                                     92,938          70,458
                                                           ----------      ----------
Net cash used by operating activities                      (1,309,488)     (1,196,392)
                                                           ----------      ----------

Cash flows from investing activities:
    Purchase of fixed assets                                        -          (2,747)
    Patents                                                   (24,790)        (51,894)
                                                           ----------      ----------
Net cash used by investing activities                         (24,790)        (54,641)
                                                           ----------      ----------

Cash flows from financing activities:
    Issuance of common stock, net                             600,000         398,000
    Issuance of common stock for payment of a liability        27,036           3,700
    Increase in notes payable                                       -         250,000
    Repayments of notes payable                               (51,978)              -
    Increase in notes payable - officer/director              731,602         635,200
                                                           ----------      ----------
Net cash provided by financing activities                   1,306,660       1,286,900
                                                           ----------      ----------

Net increase (decrease) in cash                               (27,618)         35,867
Cash at beginning of period                                    47,423          11,556
                                                           ----------      ----------
Cash at end of period                                        $ 19,805        $ 47,423
                                                           ==========      ==========

                See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                              2004           2003
                                                          ------------   ------------
        Supplementary Information:
           Cash paid for:
             Interest                                       $       -      $       -
                                                          ============   ============
             Income taxes                                   $       -      $       -
                                                          ============   ============

           Non-cash disclosures of investing and
             financing activities:
             Liabilities estimate correction                $ 192,539      $       -
                                                          ============   ============
             Stock options granted to consultant            $  85,492      $  38,168
                                                          ============   ============
             Conversion of debt to equity                   $  11,105      $ 705,856
                                                          ============   ============

                See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
---------------------------------

Founded in April 1997, Quick-Med Technologies Inc. is a life sciences company focused on developing proprietary, broad-based technologies in consumer, healthcare, and industrial markets. The Company's two core technologies under development are: (1) MultiStat(TM), a family of advanced patented methods and compounds shown to be effective in skin therapy applications; and (2) Novel
Intrinsically Microbicidal Utility Substrate (NIMBUS(TM)), a family of advanced polymers bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications. Currently,
MultiStat(TM) is being developed in a cosmetic product line with an initial anti-aging product under launch. MultiStat(TM)is also being employed in a drug product line as a post-injury treatment for mustard gas exposure, with the initial product currently at a mature state of development in partnership with the U.S. Army. Quick-Med Technologies Inc.'s NIMBUS(TM)technology has initially been targeted at (a) protecting building materials from rot or mold, (b) an advanced bandage product, and (c) several enhanced consumer products, including antibacterial wipes. In each instance, the Company has employed joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

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

Since its inception, the Company has been heavily dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash Equivalents
----------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2004 and 2003.

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
Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25. The Company accounts for stock options or warrants granted to consultants under SFAS 123.

For the years ended June 30, 2004 and 2003, the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                2004               2003
Net loss
  As reported                              $(2,368,514)       $(4,260,177)
                                           ============       ============
  Pro forma                                $(2,504,947)       $(4,424,327)
                                           ============       ============
Loss per share
  As reported                                  $ (0.14)           $ (0.32)
                                               ========           ========
  Pro forma                                    $ (0.15)           $ (0.33)
                                               ========           ========

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

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Revenue Recognition
------------------
The Company recognizes the revenue as it provides technical and scientific services to a specialty chemical manufacturer.

Research and Development Costs
------------------------------
Research and development costs are expensed as incurred.

New Accounting Pronouncements
-----------------------------
On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest
Entities, An Interpretation of Accounting Research Bulletin No. 51. The primary objectives of FIN 46 are to provide guidance on how to identify entities for which control is achieved through means other than through voting rights
(variable interest entities "VIE" and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46 will be fully adopted in the third quarter of 2003. The Company does not believe the adoption of this standard will have a material impact on its financial reporting.

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The Company's financial instruments are accounts payable and notes payable. The carrying value of accounts payable and accrual expenses approximates the fair value based on its short-term nature. The recorded value of the notes payable approximates its fair value based on its short-term nature and the interest rate approximates the market rate.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at June 30, 2004 and 2003:

                                                       2004            2003
                                                   ------------    ------------

Computer equipment                                   $ 9,164         $ 9,164
Less: accumulated depreciation                        (7,117)         (5,284)
                                                     -------         -------
     Net property and equipment                      $ 2,047         $ 3,880
                                                     =======         =======

Depreciation expense for the years ended June 30, 2004 and 2003 were $1,833 and
$1,604 respectively.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS
--------------------------

License Agreement
-----------------

The license agreement with two inventors for the worldwide rights to the MMP inhibitors and uses thereof, commenced on September 13, 2000. The license agreement transfers to the Company the technology that is the subject of issued patents as well as pending patent applications, which were filed by the original inventors. The licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents or the license agreement. The
U.S. patents expire beginning November 2007 through November 2016 and the international patents expire beginning on November 21, 2011 through December 8,
2019. Accumulated amortization for the years ended June 30, 2004 and 2003 were
$153,569 and $111,048 respectively.

The Company assesses whether its intangible assets are impaired as required by
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets "
based on an evaluation of undiscounted projected cash flows through the remaining useful live. If impairment exists, the amount of such impairment is calculated as the estimated fair value of the assets.

Under the terms of the license agreement, the Company paid $200,000 and granted
160,000 shares of common stock valued at $0.05 per share and granted 160,000 stock options. The stock options are valued at the estimated minimum value in accordance with SFAS 123 of $8,000. In order to maintain the exclusive rights to the licenses, the agreements require total payments of $260,000 if certain milestones regarding the proof-of-concept and development of a prototype are completed. If the milestones on the "Civilian Chemical Burn" and "Other Topical
Medical Uses" categories are not met by the third anniversary of the agreement, the licenses granted within these categories become nonexclusive, should the
Company elect not to pay each inventor $25,000 per year until all such milestones are met. At June 30, 2004 and 2003, the balance due under the license agreement is $160,000.

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

In November 2002, the Company and the University of Florida Research Foundation
("University") has entered into an agreement whereby the University has given their rights to the Company for its exclusive use of its license.

New Patents
-----------
During the fiscal year 2004, the Company filed seven new patent applications relating to the new projects: combination cosmetic cream, NIMBUS treatment of lumber, and antimicrobial and antiproteolytic wound dressing and method. The capitalized costs to date of these five new patent applications are $24,789. The termination dates for patents resulting from these applications are November 18,
2004, January 31, 2005, August 25, 2005, August 5, 2006.

During the fiscal year 2003, the Company filed five new patent applications relating to the new projects: treatment of mustard gas, NIMBUS treatment of lumber, and antimicrobial and antiproteolytic wound dressing and method. The capitalized costs to date of these five new patent applications are $8,331. The termination dates for patents resulting from these applications are, December 4,
2003, February 25, 2004, June 20, 2004, June 30, 2004 and July 31, 2023
respectively.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS, continued
-------------------------------------

                                      June 30, 2004              June 30, 2003
                                  Gross      Accumulated      Gross     Accumulated
                                  Amount    Amortization      Amount    Amortization

Amortized Intangible Assets
---------------------------
License agreement               $ 425,215    $ (153,569)    $ 425,215    $ (111,048)
Patents in process                 74,112             -        49,324             -
                                ---------    -----------    ---------    -----------

Total                           $ 499,327    $ (153,569)    $ 474,539    $ (111,048)
                                =========    ===========    =========    ===========

Patents in process will be amortized when the patents are issued. As of June 30,
2004, management cannot estimate when that date will be.

                                       June 30, 2004                June 30, 2003
                                    Gross       Accumulated      Gross     Accumulated
                                    Amount     Amortization      Amount    Amortization

Aggregate Amortization Expense
------------------------------
For the years ended               $ 42,521      $ 153,569       $ 38,165    $ 111,048
                                  =========     ==========      =========   ==========

Estimated Amortization Expense             Amount
------------------------------

For the year ended June 30, 2005         $ 42,521
For the year ended June 30, 2006         $ 42,521
For the year ended June 30, 2007         $ 42,521
For the year ended June 30, 2008          $ 4,356

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

For the fiscal years ended June 30, 2004 and 2003, the Company received $731,602 and $635,200, respectively, from the Company's chairman and President. At June
30, 2004 and 2003, the amount of the notes and accrued interest payable was
$2,163,185 and $ 1,390,752, respectively. The notes payable and accrued interest is convertible into 4,145,000 common shares. During the year ended June 30, 2004 the Company repaid the chairman and President $51,978.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)
-----------------------------------------------

In September 2003 the Company negotiated a successor agreement with the Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $550,200 are consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The maturity date of the note was extended until July 31, 2005 by the chairman. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to
5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share.
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
As of June 30, 2004 and 2003 no conversions into common stock had taken place.
In August 2004, the Board of Directors granted the chairman the right to consolidate the short-term debt and its related accrued interest into the convertible note under the same terms.

In September 2003, the shareholder loan payable of $9,300 plus accrued interest was converted into restricted common stock at a conversion rate of $0.25 per share.

At June 30, 2004 and 2003, the Company paid $6,900 for each year in rent payments to the President for the sub-lease of office space. The sub-lease is for a period of one year and expires in July 2005.

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

2004
----

During the fiscal year ended June 30, 2004, the Company sold 2,400,000 shares of common stock for $600,000 in cash.

In September 2003, the Company issued 44,422 shares of common stock to satisfy an outstanding debt plus accrued interest from a shareholder.

During the fiscal year ended June 30, 2004, the Company issued 968,001 shares of common stock for professional services, including board members services. The
Company recorded approximately $299,000 in expense.

2003
----

During the fiscal year ended June 30, 2003, the Company sold 667,500 shares of common stock for $398,000 in cash.

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

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - COMMITTMENTS
---------------------

The Company leases an equipped laboratory in Gainesville, Florida. The lease expires in March 2005. Rent expense for the years ended June 30, 2004 and 2003, were approximately $13,500 and $15,000, respectively.

The following is a schedule of minimum future payments on the operating leases as of June 30, 2004:

      For The Years Ending June 30,
-------------------------------------------

        2004                    $ 3,351
        2005                          -
        2006                          -
     Thereafter                       -
                                -------
       Total                    $ 3,351
                                =======

NOTE 9 - STOCK OPTIONS AND WARRANTS
-----------------------------------

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
Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements. The total stock-based compensation expense for the years ended June 30, 2004 and 2003 was $1,126,257 and $1,694,789 respectively.

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

Assumptions utilized to value options are as follows:

           Risk-free interest rate            4.75%
           Expected life (years)              5
           Expected volatility                50%
           Expected dividends                 None

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)
-----------------------------------------------

A summary of options for the years ended June 30, 2004 and 2003 is shown below:

                                                June 30, 2004                   June 30, 2003
                                           Number     Weighted-Average     Number     Weighted-Average
                                         of Shares     Exercise Price    of Shares    Exercise Price

Outstanding at beginning of period        1,980,000       $ 2.68         1,980,000         $ 2.68
Granted                                   1,201,500         0.55                 -              -
Exercised                                         -            -                 -              -
Forfeited                                  (198,000)        2.93                 -              -
                                         ----------       ------        ----------         ------
Outstanding at end of period              2,983,500       $ 2.17         1,980,000         $ 3.23
                                         ----------       ======        ----------         ======
Exercisable at end of period              2,983,500                      1,633,333
                                         ----------                     ----------
Available for issuance at end of period     856,500                      1,860,000
                                         ==========                     ==========

In August 2004, the Board of Directors has authorized the issuance up to
1,000,000 options and 500,000 shares of restricted common stock to be granted to directors, employees and service providers.

During the fiscal year 2004, the Company issued common stock warrants for services rendered primarily under consulting agreements. The vesting provisions were vested one third immediately on April 2, 2004 and May 15, 2004, one third twelve months subsequent to the grant dates, and one third twenty four months subsequent to the grant dates. The warrants were valued on the date of grant using the Black-Scholes option pricing model.

Assumptions utilized to value warrants are as follows:

           Risk-free interest rate            6.00%
           Expected life (years)              5
           Expected volatility                138%
           Expected dividends                 None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the fiscal year 2004:

                                               June 30, 2004
                                          Number     Weighted-Average
                                        of Shares    Exercise Price

Outstanding at beginning of period              -            $ -
Granted                                   567,500           0.20
Exercised                                       -              -
Forfeited                                       -              -
                                         --------         -------
Outstanding at end of period              567,500          $ 0.20
                                         ========         =======
Exercisable at end of period              220,832
                                         ========

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

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

The (provision) benefit for income taxes consists of the following:

                                 2004            2003
                           ---------------  ---------------
Current                         $ -              $ -
Deferred                          -                -
                                ----             ----
                                $ -              $ -

Deferred tax assets for June 30, 2004 and 2003 consist of the following:

                                                         2004                2003
                                                   ----------------    ----------------
Deferred tax asset:
     Depreciation and amortization                     $    1,303          $    1,303
     Tax benefit of capitalized start-up costs             40,413              67,355
     Stock based compensation                           1,904,575           1,480,765
     Net operating loss carry forward                   1,978,456           1,488,744
     Research tax credit                                    7,203               7,203
     Less:  valuation allowance                        (3,931,950)         (3,045,370)
                                                       -----------         -----------
Deferred tax asset                                     $        -          $        -
                                                       ===========         ===========

                                                         2004                2003
                                                   ----------------    ----------------

Federal income tax at statutory rate of 34%            $ (801,056)        $(1,447,234)
State tax, net of federal benefit                         (85,524)           (154,514)
Other                                                           -                 753
Valuation allowance                                       886,580           1,600,995
                                                       -----------         -----------
Deferred tax asset                                     $        -          $        -
                                                       ===========         ===========

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES, continued
---------------------------------

A reconciliation of income tax at the statutory rate to the Company's effective tax rates for the periods ended June 30, 2004 and 2003, is as follows:

                                                          2004                2003
                                                   -----------------    ----------------

Federal income tax at statutory rate of 34%           $ (801,056)        $(1,447,234)
State tax, net of federal benefit                        (85,524)           (154,514)
Other                                                          -                 753
Valuation allowance                                      886,580           1,600,995
                                                      -----------         ----------
                                                      $        -          $        -
                                                      ===========         ===========

The Company has a net operating loss carry forward of approximately $5,269,000 which will begin to expire in 2018.

NOTE 11 - NOTE PAYABLE
-----------------------

In September 2003, the Company negotiated a successor agreement with the
Chairman regarding the line of credit, which expired July 1, 2003 totaling
$1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $550,200 are consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due
July 1, 2004. The maturity date of the note was extended till July 31, 2005 by the chairman. The convertible note is secured by the assets and revenues of the
Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the lender to provide additional funding to the
Company by purchasing restricted common stock at prices to be agreed to by the
Company or other means. As of June 30, 2004 and 2003 no conversions into common stock had taken place.

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

For the remainder of the fiscal year 2005, the Company will rely on funds provided by a line of credit described in Note 11 above. In July 2004, the
Company has engaged the investment banker as an exclusive financial advisor and assist the Company with financial analysis and financial and strategic alternatives. In addition, the investment banker will assist the Company on a best efforts basis with the identification and securing of equity and/or debt capital and the location and analysis of potential strategic transactions. The
Company's common stock began trading on September 4, 2002 on the OTC Bulletin
Board and the Company intends to raise additional equity. The Company may also secure strategic partnerships or other joint ventures to either conduct its research or fund a portion of the expenses. No assurances can be made that we will be successful in these activities. Should the events not occur, the financial statements will be materially affected.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 13 - CHANGE IN ESTIMATE
----------------------------

During the fiscal year ended June 30, 2004, as part of an internal review, the underlying invoices for legal services of approximately $192,539 were examined and determined that these estimated liabilities were contracted and directly billed to the investment banker rather than Above Average Investments, Ltd. Our legal counsel attempted to contact these law firms in connection with their work without any success. In addition, the Company has not been contacted nor received any follow up billings since the date of the merger.

In light of the new information related to these estimated liabilities, the
Company decided to adjust these estimated liabilities to the amount of $0 and recorded in accordance with the provisions of APB 20, par. 31. Since the estimated liabilities were recorded as a credit to accounts payable and a debit in paid-in capital, we reflected the change in estimate as a debit to accounts payable and a credit to paid-in capital at June 30, 2004.

NOTE 14 - SUBSEQUENT EVENTS
---------------------------

From July to September 2004, the Chairman has funded approximately $190,000 to the Company for its operations, including the payment of $10,000 for legal fees expense. These amounts are included in the short-term note payable.

As of October 11, 2004, approximately 791,000 of restricted common stock were issued for compensation of services.

