Form 10KSB/A
period 2004-06-30
QUICK MED TECHNOLOGIES INC
filed 2004-10-21
CIK 1088206

Form 10-KSB/A

QUICK-MED TECHNOLOGIES, INC.

Amendment No. 1 to Annual Report filed by Small Businesses

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                  FORM 10-KSB/A
              AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2004 Commission file number 000-27545

                          QUICK-MED TECHNOLOGIES, INC.
                (Name of registrant as specified in its charter)

                 Nevada                                 98-0204736
      (State or Other Jurisdiction                    (IRS Employer
    of Incorporation or organization)              Identification Number)

                                3427 SW 42nd Way
                           Gainesville, Florida 32608
                                 (352) 379-0611
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $48,000.

The aggregate market value of the registrant's voting stock held by non-
affiliates of the registrant as of October 4, 2004 (based upon the closing price of $0.15 per share on October 4, 2004) was $641,117.

As at October 4, 2004 there were 18,443,401 shares of the registrant's common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                          QUICK-MED TECHNOLOGIES, INC.

                             AMENDED ANNUAL REPORT
                                ON FORM 10-KSB/A
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
          and Results of Operations......................................... 18
Item 7.   Financial Statements.............................................. 24
Item 8.   Changes in and Disagreements with Accountants on Accounting &
          Financial Disclosure.............................................. 24

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

     Except for historical information, the following description of our business contains forward-looking statements based on current expectations, which involve risks and uncertainties. Our actual results could differ materially from those set forth in such forward-looking statements as a result of a number of factors, including those risk factors set forth in this Amended
Annual Report under the heading "Management's Discussion and Analysis of
Financial Condition and Results of Operations" as well as our other periodic filings which are available for review at www.sec.gov. Unless specified otherwise, as used herein, the terms "we," "us" or "our" refer to Quick-Med
Technologies, Inc.

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

  o  The MultiStat(TM) family of methods and compounds, shown to be effective in key skin care therapy applications for the cosmetic, military, and medical markets; and

  o  Novel Intrinsically Microbicidal Utility Substrate, otherwise known as
     "NIMBUS(TM)", a family of polymers that are bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications, such as bandages and apparel.

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

We are working to commercialize MultiStat(TM) in the following areas:

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
Alternatively, the product can be made to have hemostatic properties, or the ability to stop bleeding. A distinguishing feature of NIMBUS(TM) treated material, as demonstrated in a range of standardized tests by us and a third party microbiology testing company, is that the microbicide is effective against a broad range of bacteria, and the active ingredient does not leach off the substrate.

We are attempting to commercialize NIMBUS(TM) in a number of industries where we believe that this technology provides a solution to a defined need or an opportunity to create attractive products. Our business strategy here is to partner or license to firms in end-markets for adapting and implementing the technology in that industry.

We believe that the potential applications for NIMBUS(TM) include the following markets:

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
                                  o  Facemask            o  Wood preservation
                                  o  Container           o  Pesticide
                                  o  Paper Towel         o  Protective clothing
                                  o  Napkins             o  Wipe
                                  o  Bedding             o  Filter
                                  o  Footwear            o  Packing material
                                  o  Adult incontinence  o  Protective clothing
                                  o  Personal care       o  Preservative
                                  o  Oral care           o  Food contact
                                  o  Footwear            o  Food service
                                  o  Contact lens        o  Wine Corking

We are currently focusing our NIMBUS(TM) technology on the following three industries:.

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

Patent Related Agreements

Agreement with The University of Florida at Gainesville

On December 3, 2002, we entered into a licensing agreement with The University of Florida that will give us exclusive worldwide rights for the manufacturing, marketing, and distribution of our NIMBUS(TM) and topical ilomastat technologies.
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

Other Patent Related Agreements

We also have an agreement with The Collaborative Group, Ltd. (now a unit of
Engelhard Corporation) that provides The Collaborative Group, Ltd. with exclusive worldwide right to develop and market certain products relating to skin care that employ the Company's Multistat(TM) family of MMPIs.

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

                   PENDING PATENT APPLICATIONS - UNITED STATES

o    Intrinsically bactericidal absorbent dressing and method of fabrication

o    Absorbent materials covalently-bonded, nonleachable polymeric antimicrobial surfaces and methods for preparation.

o    Cosmetic Composition and method

o    Composition and method for minimizing or avoiding the adverse effects of vesicants

o    Improved antifungal gypsum board*

o    Antimicrobial and antiproteolytic wound dressing and method*

o    Silicates and other oxides with bonded antimicrobials polymers*

o    Controlled release of biologically active substances from select substrates

o    Synthetic matrix metalloprotease inhibitors and uses thereof

o    Improved matrix metalloprotease inhibitors

* NOTE: United States filing imputed from designation in International Patent
  Application filed under the Patent Cooperation Treaty.

                      PENDING PATENT APPLICATIONS - FOREIGN

o    Intrinsically bactericidal absorbent dressing and method of fabrication

o    Absorbent materials covalently-bonded, nonleachable polymeric antimicrobial surfaces and methods for preparation.

o    Cosmetic Composition and method

o    Composition and method for minimizing or avoiding the adverse effects of vesicants

o    Materials and Methods for treating lumber and wood

o    Improved antifungal gypsum board

o    Antimicrobial and antiproteolytic wound: dressing and method

o    Silicates and other oxides with bonded antimicrobials polymers

o    Controlled release of biologically active substances from select substrates

o    Synthetic matrix metalloprotease inhibitors and uses thereof

o    Improved matrix metalloprotease inhibitors

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

We also have one part time employee, a senior research scientist with a Ph.D. in polymer chemistry, who performs testing and participates in certain of our development projects.

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

o    Agion Technologies, Inc.;
o    E.I. du Pont de Nemours Company (DuPont - NYSE:DD);
o    Noble Fiber Technologies; and
o    Microban International, Ltd.

We will attempt to overcome the above competitive advantages of our competitors by attempting to enter into co-develop agreements with industry leaders in the potential markets with exclusivity clauses for future license agreements.

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

                                                       Year Ended 2004
                                                       ---------------
                                                    High              Low
         Fourth Quarter                             $0.30            $0.11
         Third Quarter                              $0.27            $0.15
         Second Quarter                             $0.33            $0.15
         First Quarter                              $0.55            $0.25

                                                       Year Ended 2003
                                                       ---------------
                                                    High              Low
         Fourth Quarter                             $1.12            $0.50
         Third Quarter                              $1.40            $0.55
         Second Quarter                             $5.00            $0.60
         First Quarter (September 4 to 30, 2002)    $5.00            $4.50

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
In addition, under the penny stock regulations the broker-dealer is required to:

o    Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o    Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

o    Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

o    Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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
transferability and resale.

On July 24, 2003, we granted 26,000 shares of common stock to Mr. Peter Barton
Hutt for his service as a member of the board of directors. In addition, we granted to Mr. Hutt an option to acquire up to 48,000 shares of restricted common stock. These stock options were issued to Mr. Hutt for his services as our business advisor and were subsequently forfeited. We relied upon Section
4(2) of the Securities Act for the offer and sale. We believed that Section 4(2)
was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Hutt stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. On November 5, 2003, Mr. Hutt resigned from the board.

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

On July 24, 2003, we issued 35,000 shares of our common stock to Mr. Steven
Gulyas in payment for consulting services rendered to us by Mr. Gulyas. The shares issued to Mr. Gulyas were valued at a price of $0.55 per share, or an aggregate price of $19,250. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to
Mr. Gulyas stating that the securities were not registered under the Securities
Act and were subject to restrictions on their transferability and sale.

On September 12, 2003, we sold 1,000,000 shares of our common stock to Mr.
Michael R. Granito, our Chairman of the Board, for a price of $0.25 per share or in aggregate of $250,000 in cash. We relied upon Section 4(2) of the Securities
Act of 1933, as amended ("Securities Act") for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Granito stating that the securities were not registered under the Securities Act and were subject to
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

On September 24, 2003, we issued 44,422 shares of our common stock to Ms.
Dorothy Lerner, a shareholder and our President's mother, in return for $11,105, including principal and interest, which we owed to Ms. Lerner for monies which we had borrowed from Ms. Lerner. The shares issued to Ms. Lerner were valued at a price of $0.25 per share, or an aggregate price of $11,105. We relied upon
Section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Ms. Lerner stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and resale.

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

On November 21, 2003, we sold 1,400,000 shares of our common stock to Mr.
Michael R. Granito, our Chairman of the Board, for a price of $0.25 per share or in aggregate of $350,000 in cash. We relied upon Section 4(2) of the Securities
Act of 1933, as amended ("Securities Act") for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Mr. Granito stating that the securities were not registered under the Securities Act and were subject to
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

Effective August 24, 2004, we granted 50,000 shares of common stock to Mr.
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

On August 31, 2004, we granted 27,047 shares of common stock to Ms. Natasha A.
Sorobey as partial payment for consulting services rendered to us by Ms. Sorobey from July 1 to August 31, 2004. The shares granted to Ms. Sorobey were valued at a price ranging from $0.18 to $0.19 per share, for an aggregate price of $5,000.
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

                                       16

                        ------------------------- ------------------- ---------------------------------
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
----------------------- ------------------------- ------------------- ---------------------------------

Equity compensation            2,983,500                 $2.17                      856,500
plans approved by
security holders
----------------------- ------------------------- ------------------- ---------------------------------

Equity compensation               N/A                     N/A                         N/A
plans not approved by
security holders
----------------------- ------------------------- ------------------- ---------------------------------

Total                          2,983,500                 $2.17                      856,500
----------------------- ------------------------- ------------------- ---------------------------------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes included therein. The terms "the
Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe,"
"expect," "may," "anticipates," or similar expressions are intended to identify
"forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (e) we do not currently carry product liability insurance and should we be subject to a product liability claim, our financial condition may be adversely affected; (f) if we are unable to debt or equity financing, we will be unable to proceed with our operating plan and even if we obtain such financing, the value of our common stock will be diluted; (g) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (h) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (i) our operations have been largely funded by our Chairman of the Board; however, there are no assurances that he will continue to fund our operations in the future; (j)
whether we comply with regulations pertaining to our business; (k) we have substantial debt obligations due to our Chairman of the Board, who has funded our operations, debt obligations of which are secured by our assets and revenues and which are senior obligations due by us; and (l) other risk factors discussed in our periodic filings, which may be accessed at http://www.sec.gov. Statements made herein are as of the date of the filing of this Form 10-KSB/A with the
Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require a registrant to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after
June 15, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

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
         FINANCIAL DISCLOSURE

None.

ITEM 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation, with the participation of our Principal
Executive Officer and Chief Financial Officer, of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Principal Executive Officer and our Chief
Financial Officer have concluded that as of June 30, 2004, the end of the period covered by this Amended Annual Report on Form 10-KSB/A, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under United States securities laws, our directors, executive officers and any persons holding more than 10% of our issued and outstanding stock are required to report their ownership of common stock (or securities convertible into common stock) to the Securities and Exchange Commission. Due dates for these reports have been set by the Commission and the Company is required to report any failure to file by those deadlines. To our knowledge, based solely on a review of the copies of such reports furnished to us by those persons and on representations from those persons that no other reports were required, all reports were timely filed as required under Section 16(a) of the Securities
Exchange Act of 1934 by all such persons during the fiscal year ended June 30,
2004, with the exception of (i) the reporting of transactions which took place effective July 24, 2003 where certain of our then directors (which did not then include Mr. Caffrey) received grants of common stock and/or stock options, but the actual issuance did not take place until September 24, 2004. All such common stock/stock option recipients failed to file a Form 4 in a timely fashion or at all during the fiscal year ended June 30, 2004 (Messrs. Granito, Lerner, Friel,
Cerjan and Karsch have not yet filed); and (ii) Mr. Caffrey, who became one of our Directors on March 8, 2004, has not filed a Form 3.

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

                           Summary Compensation Table
--------------------------------------------------------------------------------
                               Annual Compensation      Long Term Compensation
---------------------------- ----------------------- ---------------------------
       Name / Title            Year       Salary     Restricted     Securities
---------------------------- -------- --------------   Stock        Underlying
                                                       Awards      Options/SARs
                                                        ($)            (#)
---------------------------- -------- -------------- ----------- ---------------
David S. Lerner, President     2004    $ 136,197(1)    $15,950       113,000
---------------------------- -------- -------------- ----------- ---------------
                               2003    $ 140,314(1)      --               --

---------------------------- -------- -------------- ----------- ---------------
                               2002    $  69,767(1)      --          125,000
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
             Underlying            Total Options/  Price ($/Share)
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of October 15, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.
Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement, which could result in a change in our control.

The following table assumes, based on our stock records, that there are
18,443,401 shares issued and outstanding as of October 15, 2004.

The following table sets forth the ownership of our common stock by:

o    Each stockholder known by us to own beneficially more than 5% of our common stock;
o    Each executive officer;
o    Each director or nominee to become a director; and
o    All directors and executive officers as a group.

Name and Address of Beneficial Owner(A)             Shares Beneficially Owned
----------------------------------------------- --------------------------------
                                                       Number          Percent
                                                   -------------       -------

Michael R. Granito, Chairman and Director           6,752,000 (1)       30.3%
David S. Lerner, President and Director             4,956,164 (2)       22.2%
Paul G. Cerjan, Director and Vice President           963,500 (3)        4.3%
George E. Friel, Director and Vice President          736,500 (4)        3.3%
Gerald M. Olderman, Director and Vice President     1,035,500 (5)        4.6%
Gregory S. Schultz, Director and Vice President     1,104,500 (6)        5.0%
Richard F. Caffrey, Director                           38,822 (7)        0.2%
Natasha A. Sorobey, Corporate Secretary               651,546 (8)        2.9%
Nam H. Nguyen, Chief Financial Officer                594,256 (9)        2.7%

All Quick-Med Directors and Officers as a Group    16,820,788           75.5%
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

(7)  Includes 10,000 shares issuable upon the exercise of options exercisable within 60 days.

Notes cont'd:
(8)  Includes 99,999 shares issuable upon the exercise of warrants exercisable within 60 days.

(9)  Includes 150,000 shares issuable upon the exercise of warrants exercisable
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

31.1     Certification of Principal Executive Officer Pursuant to Rule
         13a-14(a) and 15d-14(a), filed herewith.

31.2     Certification of Chief Financial Officer Pursuant to Rule
         13a-14(a) and 15d-14(a), filed herewith.

32.1     Certification of Principal Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002, filed herewith.

32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
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

While we have established an audit committee of the Board of Directors, we have not established a pre-approval policy. All services provided by the auditors for fiscal 2004 were accepted by the audit committee and approved by the full Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               QUICK MED TECHNOLOGIES, INC.

Date: October 20, 2004                         By: /s/ DAVID S. LERNER
                                               David S. Lerner, President and
                                               Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                  Title                          Date

/s/ DAVID S. LERNER      President and Director             October 20, 2004
David S. Lerner

/s/ MICHAEL R. GRANITO   Chairman of the Board              October 20, 2004
Michael R. Granito

/s/ PAUL G. CERJAN       Vice President, Worldwide          October 20, 2004
Paul G. Cerjan           Military Affairs, and Director

/s/ GREGORY S. SCHULTZ   Vice President, Laboratory &       October 20, 2004
Gregory S. Schultz       Clinical Research, and Director

/s/ GEORGE E. FRIEL      Vice President, Chemical &         October 20, 2004
George E. Friel          Biological Affairs, and Director

/s/ GERALD M. OLDERMAN   Vice President, Research           October 20, 2004
Gerald M. Olderman       & Development and
                         Commercialization, and Director

/s/ RICHARD CAFFREY      Director                           October 20, 2004
Richard F. Caffrey

/s/ NAM H. NGUYEN        Chief Financial Officer            October 20, 2004
Nam H. Nguyen

/s/ NATASHA A. SOROBEY   Secretary                          October 20, 2004
Natasha A. Sorobey

                          QUICK-MED TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                TABLE OF CONTENTS

Independent Auditor's Report.............................................F-2

Financial Statements:

   Balance Sheets as of June 30, 2004 and 2003...........................F-3

   Statements of Operations for the years ended June 30, 2004 and 2003 ..F-4

   Statements of Changes in Stockholders' Deficit for the years ended
      June 30, 2004 and 2003.............................................F-5

   Statements of Cash Flows for the years ended June 30, 2004 and 2003........................................................F-6 - F-7

Notes to Financial Statements.........................................F-8 - F-18

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

/s/ DASZKAL BOLTON LLP

Boca Raton, Florida
October 11, 2004

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AT JUNE 30, 2004 AND 2003

                                     ASSETS

                                                 2004             2003
                                              ---------         ---------
     Current assets:
        Cash                                  $  19,805         $  47,423
                                              ---------         ---------
     Property and equipment, net                  2,047             3,880
                                              ---------         ---------
     Other assets:
        Prepaid expenses                         18,777             6,069
        Intangible asset, net                   345,759           363,491
                                              ---------         ---------
               Total other assets               364,536           369,560
                                              ---------         ---------

               Total assets                   $ 386,388         $ 420,863
                                              =========         =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
        Accounts payable                      $ 222,886         $ 607,241
        Accrued expenses                          6,842             8,518
        Accrued interest on note payable
          - officers/directors                  183,361            90,552
        License payable                         160,000           160,000
        Short-term notes payable
          - officers/directors                  554,624                 -
        Shareholder loan  payable                     -             9,300
                                             ----------        ----------
               Total current liabilities      1,127,713           875,611

     Long-term liability - Note payable
          - officers/directors                1,425,200         1,300,200
                                             ----------        ----------

               Total liabilities              2,552,913         2,175,811
                                             ----------        ----------

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

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                           Common Stock        Additional                Outstanding
                                     -----------------------    Paid-In      Accumulated     Stock
                                        Shares       Amount     Capital        Deficit      Options       Total
                                     ------------  ---------  -----------  -------------  ----------  -----------
Balance, June 30, 2002                 12,767,500      1,277    2,524,781    (3,932,907)      65,800   (1,341,049)
                                     ------------  ---------  -----------  -------------  ----------  -----------

Stock issuance for cash                   667,500         67      397,933             -            -      398,000
Stock issued in debt conversion           705,854         71    1,671,344             -            -    1,671,415
Stock options granted for consulting            -          -            -             -       38,168       38,168
Stock issued for services                  98,750          9       67,440             -            -       67,449
Liabilities paid by a shareholder               -          -       14,625             -            -       14,625
Stock-based compensation                        -          -    1,656,621             -            -    1,656,621
Net loss, June 30, 2003                         -          -            -     (4,260,177)          -   (4,260,177)
                                     ------------  ---------  -----------  -------------  ----------  -----------
Balance, June 30, 2003                 14,239,604      1,424  $ 6,332,744   $ (8,193,084)  $ 103,968  $(1,754,948)

Stock issuance for cash                 2,400,000        240      599,760             -            -      600,000
Stock options granted for services              -          -            -             -      677,982      677,982
Stock issued in debt conversion            44,422          4       11,101             -            -       11,105
Stock-based compensation                        -          -      176,100             -            -      176,100
Stock issued for services                 918,001         92      272,083             -            -      272,175
Stock issued for payment of liabilities    50,000          5       27,031                                  27,036
Gain on write-off of liabilities                -          -      192,539             -            -      192,539
Net loss, June 30, 2004                         -          -            -     (2,368,514)          -   (2,368,514)
                                     ------------  ---------  -----------  -------------  ----------  -----------
Balance, June 30, 2004                 17,652,027      1,765  $ 7,611,358   $(10,561,598)  $ 781,950  $(2,166,525)
                                     ============  =========  ===========  =============  ==========  ===========

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
        -------------------------
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

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock Compensation
The Company has adopted Statement of Financial Accounting Standards No. 123
("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123
encourages the use of a fair-value-based method of accounting for stock-based awards, under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS No. 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for
Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25. The Company accounts for stock options or warrants granted to consultants under SFAS No. 123.

For the years ended June 30, 2004 and 2003, the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                2004               2003
                                           -----------        ------------
Net loss
  As reported                              $(2,368,514)       $(4,260,177)
                                           ============       ============
  Pro forma                                $(2,504,947)       $(4,424,327)
                                           ============       ============
Loss per share
  As reported                                  $ (0.14)           $ (0.32)
                                               ========           ========
  Pro forma                                    $ (0.15)           $ (0.33)
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

Revenue Recognition
The Company recognizes the revenue as it provides technical and scientific services to a specialty chemical manufacturer.

Research and Development Costs
Research and development costs are expensed as incurred.

New Accounting Pronouncements
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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise it will become effective at the beginning of the first interim period beginning after
June 15, 2003. The Company does not anticipate that the adoption of this statement will have any material impact on the balance sheet or statement of operations.

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

License Agreement
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

Under the terms of the license agreement, the Company paid $200,000 and granted
160,000 shares of common stock valued at $0.05 per share and granted 160,000 stock options. The stock options are valued at the estimated minimum value in accordance with SFAS 123 of $8,000. In order to maintain the exclusive rights to the licenses, the agreements require total payments of $260,000 if certain milestones regarding the proof-of-concept and development of a prototype are completed. If a milestone on the "Civilian Chemical Burn" and "Other Topical
Medical Uses" categories is not met by the third anniversary of the agreement, the licenses granted within these categories become nonexclusive, should the
Company elect not to pay each inventor $25,000 per year until all such milestones are met. At June 30, 2004 and 2003, the balance due under the license agreement is $160,000.

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
respectively.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS, continued

                                      June 30, 2004              June 30, 2003
                                ------------------------    ------------------------
                                  Gross      Accumulated      Gross     Accumulated
                                  Amount    Amortization      Amount    Amortization
                                ---------   ------------    ---------    -----------
Amortized Intangible Assets
---------------------------
License agreement               $ 425,215    $ (153,569)    $ 425,215    $ (111,048)
Patents in process                 74,112             -        49,324             -
                                ---------    -----------    ---------    -----------

Total                           $ 499,327    $ (153,569)    $ 474,539    $ (111,048)
                                =========    ===========    =========    ===========

Patents in process will be amortized when the patents are issued. As of June 30,
2004, management cannot estimate when that date will be.

                                        June 30, 2004                 June 30, 2003
                                  -------------------------     -----------------------
                                    Gross       Accumulated      Gross     Accumulated
                                    Amount     Amortization      Amount    Amortization
                                  ---------   -------------     ---------  ------------
Aggregate Amortization Expense
------------------------------
For the years ended               $ 42,521      $ 153,569       $ 38,165    $ 111,048
                                  =========     ==========      =========   ==========

Estimated Amortization Expense             Amount
------------------------------

For the year ended June 30, 2005         $ 42,521
For the year ended June 30, 2006         $ 42,521
For the year ended June 30, 2007         $ 42,521
For the year ended June 30, 2008          $ 4,356

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

2004
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

      For The Years Ending June 30,
-----------------------------------------

        2004                    $13,992
        2005                          -
        2006                          -
     Thereafter                       -
                                -------
       Total                    $13,992
                                =======

NOTE 9 - STOCK OPTIONS AND WARRANTS

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
Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements. The total stock-based compensation expense for the years ended June 30, 2004 and 2003 was $1,126,257 and $1,758,789 respectively.

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

Assumptions utilized to value options are as follows:

           Risk-free interest rate            4.75%
           Expected life (years)              5
           Expected volatility                50%
           Expected dividends                 None

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of options for the years ended June 30, 2004 and 2003 is shown below:

                                                 June 30, 2004                   June 30, 2003
                                         -----------------------------  ------------------------------
                                           Number     Weighted-Average     Number     Weighted-Average
                                         of Shares     Exercise Price    of Shares     Exercise Price
                                         ----------   ----------------  ----------    ----------------
Outstanding at beginning of period        1,980,000       $ 2.68         1,980,000         $ 3.23
Granted                                   1,201,500         0.55                 -              -
Exercised                                         -            -                 -              -
Forfeited                                  (198,000)        2.93                 -              -
                                         ----------       ------        ----------         ------
Outstanding at end of period              2,983,500       $ 2.17         1,980,000         $ 3.23
                                         ----------       ======        ----------         ======
Exercisable at end of period              2,983,500                      1,633,333
                                         ----------                     ----------
Available for issuance at end of period     856,500                      1,860,000
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

                                               June 30, 2004
                                        -----------------------------
                                          Number     Weighted-Average
                                        of Shares     Exercise Price
                                        ---------    ----------------

Outstanding at beginning of period              -            $ -
Granted                                   567,500           0.20
Exercised                                       -              -
Forfeited                                       -              -
                                         --------         -------
Outstanding at end of period              567,500          $ 0.20
                                         ========         =======
Exercisable at end of period              220,832
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

The (provision) benefit for income taxes consists of the following:

                                 2004            2003
                           ---------------  ---------------
Current                         $ -              $ -
Deferred                          -                -
                                ----             ----
                                $ -              $ -
                                ====             ====

Deferred tax assets for June 30, 2004 and 2003 consist of the following:

                                                         2004                2003
                                                   ----------------    ----------------
Deferred tax assets:
     Depreciation and amortization                     $    1,303          $    1,303
     Tax benefit of capitalized start-up costs             40,413              67,355
     Stock based compensation                           1,680,733           1,480,765
     Net operating loss carry forward                   2,202,298           1,488,744
     Research tax credit                                    7,203               7,203
                                                       -----------         -----------
Total deferred tax assets                              (3,931,950)         (3,045,370)
                                                       -----------         -----------

Valuation allowance:
     Beginning of year                                 (3,045,370)         (1,444,375)
     Decrease (increase) during the year                 (886,580)         (1,600,995)
                                                       -----------         -----------
     Ending balance                                    (3,931,950)         (3,045,370)
                                                       -----------         -----------
Net deferred taxes                                     $        -          $        -
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

