Form 10QSB
period 2004-11-19
QUICK MED TECHNOLOGIES INC
filed 2004-11-19
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q-SB

X

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

(352) 379-0611

 (Issuer’s Telephone Number, Including Area Code)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes_______________No_______________

Number of shares of common stock outstanding as of November 15, 2004: 18,530,068

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheet as of September 30, 2004 (unaudited)

Condensed Statements of Operations for the three months ended September 30, 2004 and 2003 (unaudited)

Condensed Statement of Changes in Stockholders’ Deficit for the three months ended September 30, 2004 (unaudited)

Condensed Statements of Cash Flows for the three months ended September 30, 2004 and 2003 (unaudited)

Notes to Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.

CONDENSED BALANCE SHEET

(UNAUDITED)

ASSETS
September 30,
2004

Current assets:
Cash	$ 20,645
Accounts receivable	6,734
Total current assets	27,379

Property and equipment, net	1,589

Other assets:
Prepaid expenses	15,398
Intangible asset, net	335,129
Total other assets	350,527
Total assets	$ 379,495

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 268,574
Accrued expenses	6,842
Accrued interest on note payable - officer/director	4,348
Short-term note payable - officer/director	78,089
Total current liabilities	357,853

License payable	160,000
Long-term liability - Note payable - officer/director	2,304,432
Total liabilities	2,822,285

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 18,493,401 shares issued
and outstanding	1,849
Additional paid-in capital	7,754,131
Outstanding stock options	866,900
Accumulated deficit	(11,065,670)
Total stockholders' deficit	(2,442,790)
Total liabilities and stockholders' deficit	$ 379,495

See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2004	2003

Revenues	$ 21,014	$ -

Expenses:
Cost of revenues	4,203	-
General and administrative expenses	181,708	138,498
Research and development	70,846	108,065
Depreciation and amortization	11,089	11,089
Stock-based compensation	227,806	752,632
Total expenses	495,652	1,010,284

Loss from operations	(474,638)	(1,010,284)

Other income (expense):
Interest expense	(29,434)	(20,700)

Loss before income taxes	(504,072)	(1,030,984)

Provision (benefit) for income taxes	-	-

Net loss	$ (504,072)	$ (1,030,984)

Net loss per share (basic and diluted)	$ (0.03)	$ (0.07)

Weighted average common
shares outstanding	18,282,243	14,628,006

See accompanying notes to condensed financial statements

QUICK-MED TECHNOLOGIES, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2004	17,652,027	1,765	$ 7,611,358	$ (10,561,598)	$ 781,950	$ (2,166,525)

Stock options granted for services	-	-	-	-	84,950	84,950
Stock issued for services	841,374	84	142,773	-	-	142,857
Net loss, September 30, 2004	-	-	-	(504,072)	-	(504,072)

Balance, September 30, 2004	18,493,401	1,849	$ 7,754,131	$ (11,065,670)	$ 866,900	$ (2,442,790)

See accompanying notes to condensed financial statements

QUICK-MED TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$ (504,072)	$(1,030,984)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	11,089	11,089
Stock options granted for services	84,950	616,332
Stock-based compensation	142,859	136,301
Liabilities paid by a shareholder	-	-
(Increase) decrease in:
Accounts receivable	(6,734)	-
Prepaid expenses	3,379	(10,438)
Increase (decrease) in:
Accounts payable	45,688	(95,582)
Accrued interest	29,434	20,595
Net cash used by operating activities	(193,410)	(352,687)

Cash flows from investing activities:
Patents	-	(24,789)
Net cash used by investing activities	-	(24,789)

Cash flows from financing activities:
Issuance of common stock, net	-	250,000
Issuance of common stock for payment of a liability	-	27,036
Increase in short-term notes payable - officer/director	6,250	-
Repayments of short-term notes payable - officer/director	(2,000)	-
Increase in notes payable - officer/director	190,000	130,525
Net cash provided by financing activities	194,250	407,561

Net increase in cash	840	30,085
Cash at beginning of period	19,805	47,423
Cash at end of period	$ 20,645	$ 77,508

See accompanying notes to condensed financial statements

QUICK-MED TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	2004	2003
Supplementary Information:

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash disclosures of investing and
financing activities:
Stock options granted to consultant	$ 72,000	$ 85,492
Conversion of debt to equity	$ -	$ 11,105
Issuance of common stock for payment of a liability	$ -	$ 27,035

See accompanying notes to condensed financial statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2004, as filed with the Securities and Exchange Commission.

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

Revenue Recognition

The Company recognizes the revenue of its proportionate share of the product sales sold by a cosmetic and personal care division of Engelhard Corporation under the master agreement for product development, manufacturing and distribution.

NOTE 2 – STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (“the Plan”) on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. During 2002 1,140,000 unqualified options were granted under the Plan. The exercise price for 990,000 and 150,000 of the options was computed based on the average trading price of the Company’s stock during the first 30 days after commencement of the stock trading on the Over the Counter (“OTC”) market, which was computed to be  $2.84 and $0.95, respectively. The vesting provisions for 100,000 of the options are immediate and the remainder of the 1,040,000 options are vested one-third on January 15, 2002, one third on January 15, 2003, and one-third on January 15, 2004. All the options expire five years after the grant date.

NOTE 2 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company has elected to account for the stock options granted to employees under the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under APB No.25, the difference between the option price and the fair value of the shares creates an additional stock option compensation expense, which will be recorded in the income statement the next two fiscal years. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During 2002, 50,000 options were granted to a consultant vesting over a three-year period. Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements.  The total stock-based compensation expense for the three months periods ended September 30, 2004 and 2003 was $196,306 and $752,632 respectively.

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

Assumptions utilized to value options are as follows:

Risk-free interest rate

4.75%

Expected life (years)

5

Expected volatility

50%

Expected dividends

None

A summary of options as at September 30, 2004 and 2003 is shown below:

	September 30, 2004		September 30, 2003
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	2,983,500	$ 2.17	1,980,000	$ 2.68
Granted	585,000	0.17	1,231,500	0.55
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	3,568,500	$ 1.84	3,211,500	$ 2.20
Exercisable at end of period	3,568,500		2,864,833
Available for issuance at end of period	271,500		629,000

 In August 2004, the Board of Directors has authorized the issuance up to 1,000,000 options and 500,000 shares of restricted common stock to be granted to directors, employees and service providers.

During the fiscal year 2004, the Company issued common stock warrants for services rendered primarily under consulting agreements.  The vesting provisions were vested one third immediately on April 2, 2004 and May 15, 2004, one third twelve months subsequent to the grant dates, and one third twenty four months subsequent to the grant dates.  The warrants were valued on the date of grant using the Black-Scholes option-pricing model.

NOTE 2 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Assumptions utilized to value warrants are as follows:

Risk-free interest rate

6.00%

Expected life (years)

5

Expected volatility

138%

Expected dividends

None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants as shown below:

	September 30, 2004
	Number	Weighted-Average
	of Shares	Exercise Price

Outstanding at beginning of period	567,500	$ 0.20
Granted	15,000	0.15
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	582,500	$ 0.20
Exercisable at end of period	506,664

At September 30, 2004 and 2003, the Company’s net loss and loss per share would have been for the three months are as follows:

	September 30	September 30
	2004	2003
Net loss
As reported	$ (504,072)	$ (1,030,984)
Pro forma	$ (535,522)	$ (1,228,804)
Loss per share
As reported	$ (0.03)	$ (0.07)
Pro forma	$ (0.03)	$ (0.08)

NOTE 3 – RELATED PARTY TRANSACTIONS

For the three months periods ended September 30, 2004 and 2003, the Company received $196,250 and $85,000 respectively, from our Company’s Chairman of the Board and President.  At September 30, 2004 and 2003, the amount of the notes and accrued interest payable was $2,304,432 and $ 1,495,519, respectively.  The notes payable and accrued interest from our Chairman are convertible into 6,064,295 common shares.  During this three months period,  our Company repaid the  President $2,000.

In September 2003 the Company negotiated a successor agreement with the Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest.  The line of credit of $750,000 and the short term borrowing of $550,200 are consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2006.  The maturity date of the note was extended until July 31, 2006 by the chairman. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations.   The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share.  The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share.  This convertible note agreement is made contingent upon the agreement of the lender to provide additional funding to the Company by purchasing restricted common stock at prices to be agreed to by the Company or other means.   As of September 30, 2004 and 2003 no conversions into common stock had taken place.  In August 2004, the Board of Directors granted the Chairman the right to consolidate the short-term debt and its related accrued interest into the convertible note under the same terms.  During this quarter, the short-term note of $670, 785 with our Chairman of the Board was consolidated with the long-term convertible note under the same terms.

During the three months ended September 30, 2004, a total of approximately $196,250 was borrowed through (a) $190,000 from our Chairman, and (b) $6,250 from our President.

In September 2003, the shareholder loan payable of $9,300 plus accrued interest was converted into restricted common stock at a conversion rate of $0.25 per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

     CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB/A for our fiscal year ended June 30, 2004.   The terms "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may be unable to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and future financial results; (d) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (e) we do not currently carry product liability insurance and should we be subject to a product liability claim, our financial condition may be adversely affected;  (f) if we are unable to obtain debt or equity financing, we will be unable to proceed with our operating plan; even if we obtain such financing, the value of our common stock will be diluted; (g) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (h) our future business is dependent upon third parties to manufacture, distribute and market our technologies and/or products or jointly developed products; (i) our operations have been largely funded by our Chairman of the Board; however, there are no assurances that he will continue to  fund our operations; (j) whether we comply with regulations pertaining to our business; (k) we have substantial debt obligations due to our Chairman of the Board, who has funded our operations, debt obligations of which are secured by our assets and revenues and which are senior obligations due by us; and (l) other risk factors discussed in our periodic filings,  which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

We intend to further develop our current core technologies and our future technologies.  We will attempt to commercialize those technologies through strategic partnership agreements, joint ventures, or co-development agreements.  We do not intend to manufacture or distribute final products; instead, we will seek partnership arrangements and/or license agreements with third parties to develop products that use our technologies.  These third parties will perform the manufacturing, marketing, and distribution functions associated with our technologies.

Our business model has attempted and will continue to attempt to develop the following revenue segments:

•

License fees;

•

Profit sharing related revenues;

•

Research and development fees paid to us in conjunction with joint development agreements; and

•

Government research and development grants.

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS™ technology:

•

Healthcare and medical;

•

Apparel;

•

Cosmetic;

•

Personal care companies; and

•

Building materials industry.

Uncertainties and Trends

Our revenues are dependent now and in the future upon the following factors:

•

Acceptance of our products or future products in the marketplace;

•

Demand for products or future products that utilize our technologies;

•

Our ability to secure license or profit sharing related agreements and secure government research and development grants;

•

Our ability to market our services to health care, apparel, cosmetic, and personal care companies;

•

Our ability to successfully conduct laboratory and clinical testing of our potential products; and

•

Our ability to obtain regulatory approval of our future products.

Uncertainties or trends that may affect our business also include the possibility that products with similar applications to our proposed products could be developed by known or unknown competitors which prove superior to our products, either in performance or price, or that our proposed products fail to achieve regulatory approval from the Food and Drug Administration or other government agencies and we are unable to commercialize one or more of our products.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, fixed asset lives, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We  believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Our accounting for stock compensation requires us  to estimate the value of the shares issued and the value of intangible assets require us to continually assess whether such assets are impaired.

Results of Operations

Comparison of Three Months Ended September 30, 2004 and 2003

Revenues.  During the three months ended September 30, 2004, we had $21,000 of revenues, compared to $0 revenues for the three months ended September 30, 2003, representing a 100% increase in our revenues.  The revenues represented our proportionate share of the product sales by a cosmetic and personal care division of Engelhard Corporation, in connection with a master agreement we have with Engelhard Corporation for product development, manufacturing and distribution.

Operating Losses.  Operating losses decreased by 51% or $535,646 to ($474,638) for the three months ended September 30, 2004 from ($1,010,284) for the three months ended September 30, 2003. The decrease in operating loss was primarily due to a reduction of $524,826 or 70% in non-cash stock-based compensation and a $37,219 or 34% decrease in research and development expenses during the same comparable periods, offset by an increase of $43,210 or 31% in general and administrative expenses for those comparable prior periods, as described in more detail below.

Non-Cash Stock-Based Compensation.  Non-Cash Stock-Based Compensation decreased  $524,826 or 70% to $227,806 for the three months ended September 30, 2004, from $752,632 for the three months ended September 30, 2003.  This decrease in non-cash stock based compensation is attributed to our issuance of a larger number of approximately 1,200,000 stock options to our directors, employees and consultants in 2003 at an exercise price at market value of $0.55 per share as compared to approximately 585,000 stock options issued in 2004 at an exercise price of an average closing price of $0.17 per share.

Research and Development Expense.  Research and development expense decreased by $37,219 or 34% to $70,846 for the three months ended September 30, 2004, from $108,065 for the comparable period ended September 30, 2003.  The decrease in our research and development expense was due to the greater such expense of a $50,000 license fee payment to a specialty dermatology company we had during the three month ended September 30, 2003.

General and Administrative Expense. General and administrative expense increased by $43,210 or 31% to $181,708 for the three-month period ended September 30, 2004, from $138,498 for the three-month period ended September 30, 2003.  This increase in our general and administrative expenses is primarily attributed to significant corporate legal,  patent maintenance fees, and promotional and sales expenses related to product sales under the Engelhard Corporation master agreement for product development, manufacturing and distribution mentioned above.

Interest Expense.  Interest expense for the three-month period ended September 30, 2004 increased  $8,734 or 42% to $29,434 as compared to $20,700 for the three-month period ended September 30, 2003.  This increase was due to the larger outstanding loan balance of approximately $2,400,000 due to our Chairman and President at September 30, 2004 as compared to an approximate $1,400,000 loan balance outstanding at September 30, 2003.

Net Loss.  Net loss for the three months period ended September 30, 2004 was ($504,072) or ($0.03) per share compared to ($1,030,984) or ($0.07) per share for the three months period ended September 30, 2003.   This decrease is primarily attributable to a reduction in non-cash stock-based compensation and research and development expenses, offset by an increase in general and administrative expense as described above.

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

We cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated operating and research and development expenditures of approximately $133,000 per month or an aggregate of $1,600,000 over the next twelve (12) months, in the following areas:

•

Research and development expenditures of approximately $69,000 per month or an aggregate $828,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $33,000 in payroll for scientists; (b) $21,000 for outside research and development; and (c) $15,000 for chemical supplies, and laboratory operating expenses, including rent expense.

•

Patent related legal fees of approximately $24,000 per month or an aggregate $288,000 annually; and

•

Operating expenses of approximately $40,000 per month or an aggregate $480,000 over the next twelve (12) months, including officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $20,645 as of September 30, 2004 will satisfy our cash requirements for less than one (1) month.

Accordingly, we will be unable to fund our expenses for our entire one-year plan of operations through our existing assets or cash. Although our Chairman of the Board has agreed to loan us funds for our operational needs, which will assist in meeting our Plan of Operations, there are no assurances that we will receive sufficient funds from our Chairman of the Board or that they will be adequate to meet our operating needs.  Even if our Chairman of the Board provides funding to us, we will be required to repay such loans with interest and other possible terms and/or issue shares of our common stock to him, which will dilute your interest in our shares. Moreover, we may still need additional financing through traditional bank financing or a debt or equity offering; however, because we are a development stage company with little operating history, limited revenues, and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of Operations. In the event that we do not receive financing or our financing is inadequate, we may have to liquidate our business and undertake any or all of the following actions:

•

Significantly reduce, eliminate or curtail our business, operating and research and development activities so as to reduce operating costs;

•

Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors, including our Chairman of the Board;

•

Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

•

If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our stockholders in an amount equal to the net market value of our net assets;

•

File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;

•

Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and

•

Make the appropriate filings with the National Association of Security Dealers to effect a delisting of our stock.

Based upon our current assets, however, we will not have the ability to distribute any cash to our stockholders.

As of September 30, 2004, we have notes outstanding to our Chairman of the Board and the President totaling $2,304,432 and $78,089, respectively.  During this quarter, the short-term note of $670,785 with our Chairman of the Board was consolidated with the long-term convertible note under the same terms. The maturity date was extended to July 1, 2006 from July 1, 2004.  As of September 30, 2004, the long-term note was not converted. Our President’s note payable is a short-term note with no specific repayment terms.  If we are unable to successfully repay these loans, we may have to liquidate our business and undertake any or all the steps outlined above.

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

At September 30, 2004, we had a working capital deficit of ($330,474), primarily due to: (a) short-term stockholder loans, including accrued interest totaling $82,437, and (b) accounts payable of $275,416.  At September 30, 2004, we had a stockholders’ deficit of ($2,442,790), a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions described below.

Cash used by operating activities was $193,410 for the three months ended September 30, 2004.  Net cash used by investing activities was $0.  Net cash provided by financing activities was $194,250, all of which was from stockholder loans.

To date, we have received funding of $850,000 in connection with our sale of shares of restricted common stock to our Chairman of the Board and from the officer/stockholder loans totaling $2,304,432, including related accrued interest, and a $650,000 bridge loan from a merchant-banking firm. All of these funds have been loaned with 6% interest per annum. The loan from the investment-banking firm was converted in November 2002 into common stock at $1.00 per share.

At September 30, 2004, we had an outstanding loan balance of $78,089 due to our President, David Lerner.  The loan bears an interest rate of 6% per annum, with the repayment term to be determined. Since July to November 15, 2004, we made a $7,000 payment to our President as a partial repayment of our loan to him.

During this quarter, the short-term note of $670,785 with our Chairman of the Board was consolidated with the long-term convertible note under the same terms.  Subsequent to this reporting period ended September 30, 2004, Mr. Granito made additional loans to the Company of approximately $70,000 in cash.  The loan bears an interest rate of 6% per annum, with the repayment term to be determined.  The Board of Directors granted Mr. Granito the right to consolidate the short-term loan outstanding balance into the long-term convertible note payable described above under the same conversion terms.  At September 30, 2004, Mr. Granito has not exercised this right on the additional loan.

During the three months ended September 30, 2004, we borrowed a total of approximately $196,250 through: (a) $190,000 from our Chairman under the long-term note as described above, and (b) $6,250 from our President.

In September 2003, the stockholder loan payable of $9,300 plus accrued interest was converted into restricted common stock at the conversion rate of $0.25 per share.

In September 2003, approximately $27,000 of accounts payable was paid through the issuance of 50,000 shares of restricted common stock.

On June 30, 2004, we completed an agreement with Morgan Keegan & Company, Inc. (“Morgan Keegan”) to act as our exclusive financial advisor to assist us in its analysis, consideration and, if appropriate, execution of various financial and strategic alternatives available.  The agreement further provides that Morgan Keegan will assist us on a best efforts basis with the identification and securing of equity and/or debt capital and the location and analysis of potential strategic transactions.  The terms of the agreement provide that we will pay certain cash placement fees based upon the sale of our securities or the closing of an acquisition or otherwise.

To date, we have been unable to meet our obligations on a timely or delayed basis, as funding has been made available on an as-needed basis. We cannot assure you that our Chairman of the Board will continue to provide funding beyond the amount of the revolving note agreement.

Contractual Obligations And Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of  September 30, 2004:

Significant Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Capital Leases	$-
Operating Leases	$10,746	$10,746	$-	$-	$-

We are committed under leases for our Gainesville, Florida office and lab. The lease expires in March 2005.   We do not have any capital leases.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Principal Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Principal Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2004, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

As of the end of our quarter ended September 30, 2004, there was no change in the our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to disputes and litigation in the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2004, we issued 75,000 shares of common stock to Mr. Michael R. Granito for his services as a member of the Board of Directors and Executive Committee.  In addition, we granted to Mr. Granito an option to acquire up to 25,000 shares of restricted common stock. These stock options were issued to Mr. Granito for his services as our Chairman of the Board.  We relied upon Section 4(2) of the Securities Act of 1933 (“Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Granito stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we issued 75,000 shares of common stock to Mr. David S. Lerner for his services as a member of the Board of Directors and Executive Committee. In addition, we granted to Mr. Lerner an option to acquire up to 175,000 shares of restricted common stock for his services as our President. These stock options were issued to Mr. Lerner as a performance bonus.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Lerner stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we issued 87,500 shares of common stock to Mr. Paul G. Cerjan for his services as a member of the Board of Directors, Executive Committee, and Compensation Committee. In addition, we granted to Mr. Cerjan an option to acquire up to 25,000 shares of restricted common stock.  These stock options were issued to Mr. Cerjan for his services as our Vice President, Worldwide Military Affairs.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Cerjan stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we issued 62,500 shares of common stock to Mr. Gerald M. Olderman for his services as a member of the Board of Directors. In addition, we granted to Mr. Olderman an option to acquire up to 175,000 shares of restricted common stock. These stock options were issued to Mr. Olderman as a performance bonus in his capacity as our Vice President, Research and Development and Commercialization.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Olderman stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we issued 100,000 shares of common stock to Mr. George E. Friel for his services as a member of the Board of Directors, Audit Committee, Executive Committee, and Compensation Committee. In addition, we granted to Mr. Friel an option to acquire up to 5,000 shares of restricted common stock.  These stock options were issued to Mr. Friel for his services as our Vice President, Chemical and Biological Affairs.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Friel stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we issued 62,500 shares of common stock to Mr. Gregory S. Schultz for his services as a member of the Board of Directors. In addition, we granted to Mr. Schultz an option to acquire up to 100,000 shares of restricted common stock. These stock options were issued to Mr. Schultz for his services as our Vice President, Laboratory and Clinical Research.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Schultz stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we issued 18,322 shares of common stock to Mr. Richard F. Caffrey for his services as a member of the Board of Directors. In addition, we granted to Mr. Caffrey an option to acquire up to 10,000 shares of restricted common stock. These stock options were issued to Mr. Caffrey for assisting us in developing our new business plan.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Caffrey stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. Mr. Caffrey became a board member on March 15, 2004.

Effective July 1, 2004, we issued warrants to Mr. Kyle B.A. Scott entitling him to acquire up to 67,500 shares of restricted common stock at an exercise price of $0.18 per share, the then-current market value of our common stock.  These warrants were issued to Mr. Scott in accordance with our consulting agreement with Mr. Scott, as partial payment for services rendered to us by Mr. Scott from May 15 to June 30, 2004, with vesting provisions applicable to 40,000 shares of common stock underlying these warrants.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificates representing the warrants issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 4, 2004, we amended the terms of the notes issued to Mr. Michael R. Granito, our Chairman.  Of the two notes then held by Mr. Granito, the convertible note with a principal amount of $1,425,200 (of a maximum $1,500,000), convertible to common stock at a conversion price of $0.38 per share, was extended to July 31, 2005, while the second, non-convertible note, with a principal amount of $480,785 (later increased by a further $190,000 advance by Mr. Granito to $670,785), was granted identical terms to the extended convertible note, including the same conversion privileges.  These notes were combined into a single note due July 31, 2006, currently with a principal amount outstanding of $2,095,985.  The current principal amount (excluding accrued interest) of this note is convertible at the option of the holder, Mr. Granito, into a maximum of approximately 5,515,750 shares of restricted common stock based on the $0.38 per share conversion price (which is subject to certain anti-dilution protection provisions).  We have placed restrictive legends on the note stating that the note and the shares of common stock into which the principal amount may be converted have not been registered under the Securities Act and are subject to restrictions on their transferability and resale.

Effective August 24, 2004, we issued 50,000 shares of common stock to Mr. Michael J. Pitsokos as part of his January 2, 2003 consulting agreement with us.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Pitsokos stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 31, 2004, we issued 27,047 shares of common stock to Ms. Natasha A. Sorobey as partial payment for consulting services rendered to us by Ms. Sorobey from July 1 to August 31, 2004. The shares granted to Ms. Sorobey were valued at a price ranging from$0.18 to $0.19 per share, for an aggregate price of $5,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. Sorobey stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 3, 2004, we issued 200,000 shares of common stock to Ms. Natasha A. Sorobey in accordance with her consulting agreement with us. We relied upon Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. Sorobey stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 30, 2004, we issued 83,505 shares of common stock to Mr. Nam H. Nguyen as partial payment for services rendered to us by Mr. Nguyen from July 1, 2004 to September 30, 2004. The shares granted to Mr. Nguyen were valued at prices ranging from of $0.17 to $0.19 per share, for an aggregate price of $15,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 30, 2004, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 15,000 shares of common stock at an exercise price of $0.15 per share, the then-current market value of our common stock.  This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from July 1 to September 30, 2004.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On October 1, 2004, we issued 36,667 shares of common stock to Mr. Nam H. Nguyen as partial payment for services rendered to us by Mr. Nguyen for October 2004. The shares granted to Mr. Nguyen were valued at price of $0.15 per share, for an aggregate price of $5,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

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

10.6    Note issued to Michael R. Granito by Quick-Med Technologies (1)

10.7    Employment Agreement - Gerard Bencen (1)

10.8    Research and Development Agreement - The Collaborative Group (2)

10.9    Agreement Between Noville and Quick-Med Technologies, Inc. (3)

31.1    Certification of Principal Executive Officer Pursuant to Rule

          13a-15(e) and 15d-15(e), filed herewith.

31.2   Certification of Chief Financial Officer Pursuant to Rule

          13a-15(e) and 15d-15(e), filed herewith.

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

99.5    Assignment of Patent for Anti-wrinkle cream (1)

-------------

(1) Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002

(3) Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month period ended September 30, 2003.

Reports in Form 8-K

Not Applicable

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.

___________________________

(Registrant)

Date:   November 19, 2004

By: /s/ David S. Lerner

         -----------------------------------

----------------------------------------------

                                 David S. Lerner

President and Principal Executive Officer

Date:   November 19, 2004

By: /s/ Nam H. Nguyen

         -----------------------------------

----------------------------------------------

                                 Nam H. Nguyen

Chief Financial Officer