Form 10QSB
period 2004-12-31
QUICK MED TECHNOLOGIES INC
filed 2005-02-11
CIK 1088206

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004

      Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to _______________

                         Commission file number 0-27545

                          QUICK-MED TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                        Nevada                            98-0204736
--------------------------------------------------------------------------------
          (State or Other Jurisdiction of              (I.R.S. Employer
           Incorporation or Organization)             Identification No.)

                  3427 SW 42nd Way, Gainesville, Florida 32608
--------------------------------------------------------------------------------
                    (Address of Principal Executive offices)

                                 (352) 379-0611
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes_____ No____


Number of shares of common stock outstanding as of February 7, 2005: 29,460,019

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet as of  December 31, 2004 (unaudited)

         Condensed Statements of Operations for the three months and six months ended December 31, 2004 and 2003 (unaudited)

         Condensed Statement of Changes in Stockholders' Equity for the three months ended December 31, 2004 (unaudited)

         Condensed Statements of Cash Flows for the six months ended December 31, 2004 and 2003 (unaudited)

         Notes to Condensed Financial Statements

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET AT DECEMBER 31, 2004
(UNAUDITED)
================================================================================


                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $  1,673,781
   Accounts receivable                                                    6,700
                                                                   ------------
       Total current assets                                           1,680,481
                                                                   ------------

Property and equipment, net                                               4,603
                                                                   ------------

Other assets:
   Prepaid expenses                                                      14,120
   Intangible asset, net                                                324,498
                                                                   ------------
          Total other assets                                            338,618
                                                                   ------------
          Total assets                                             $  2,023,702
                                                                   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $    196,498
   Accrued expenses                                                       6,842
   Accrued interest on note payable - officer/director                    5,369
   Short-term note payable - officer/director                            54,255
                                                                   ------------
          Total current liabilities                                     262,964

License payable                                                         160,000
Long-term liability - note payable - officer/director                 1,268,625
                                                                   ------------
          Total liabilities                                           1,691,589
                                                                   ------------

Stockholders' equity:
   Common stock, $0.0001 par value; 100,000,000
     authorized shares; 29,260,019 shares issued
     and outstanding                                                      2,926
   Additional paid-in capital                                        10,907,908
   Outstanding stock options                                            882,614
   Accumulated deficit                                              (11,461,335)
                                                                   ------------
          Total stockholders' equity                                    332,113
                                                                   ------------
          Total liabilities and stockholders' equity               $  2,023,702
                                                                   ============

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)
================================================================================


                                                        Three Months Ended                          Six Months Ended
                                                            December 31,                               December 31,
                                                 ----------------------------------          ----------------------------------
                                                     2004                  2003                  2004                  2003
                                                 ------------          ------------          ------------          ------------
Revenues                                         $     14,639          $     12,000          $     35,653          $     12,000
                                                 ------------          ------------          ------------          ------------

Expenses:
     Cost of revenues                                   1,995                    --                 6,198                    --
     General and administrative expenses              259,866               266,576               441,637               381,075
     Research and development                          88,927                84,997               159,712               217,062
     Depreciation and amortization                     11,212                11,089                22,300                22,177
     Stock-based compensation                          34,481               210,017               262,287               962,649
                                                 ------------          ------------          ------------          ------------
Total expenses                                        396,481               572,679               892,134             1,582,963
                                                 ------------          ------------          ------------          ------------

Loss from operations                                 (381,842)             (560,679)             (856,481)           (1,570,963)
                                                 ------------          ------------          ------------          ------------

Other income (expense):
     Other income                                      17,478                    --                17,478                    --
     Interest expense                                 (31,301)              (22,514)              (60,735)              (43,214)
                                                 ------------          ------------          ------------          ------------

Loss before income taxes                             (395,665)             (583,193)             (899,738)           (1,614,177)
                                                 ------------          ------------          ------------          ------------

Provision (benefit) for income taxes                       --                    --                    --                    --
                                                 ------------          ------------          ------------          ------------

Net loss                                         $   (395,665)         $   (583,193)         $   (899,738)         $ (1,614,177)
                                                 ============          ============          ============          ============


Net loss per share (basic and diluted)           $      (0.02)         $      (0.04)         $      (0.05)         $      (0.10)
                                                 ============          ============          ============          ============

Weighted average common
  shares outstanding                               20,772,846            16,303,358            19,527,544            15,465,736
                                                 ============          ============          ============          ============

            See accompanying notes to condensed financial statements.
                                      - 2 -

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
(UNAUDITED)
================================================================================



                                             Common Stock           Additional
                                     ---------------------------     Paid-In       Accumulated    Outstanding
                                        Shares          Amount       Capital         Deficit     Stock Options      Total
                                     ------------   ------------   ------------   ------------    ------------   ------------
Balance, September 30, 2004            18,493,401          1,849   $  7,754,131   $(11,065,670)   $    866,900   $ (2,442,790)

Stock issued for cash                   7,173,913            718      1,809,282             --              --      1,810,000
Stock issued for loan conversion        3,489,703            349      1,325,738             --              --      1,326,087
Stock options granted for services             --             --             --             --          15,714         15,714
Stock issued for services                 103,002             10         18,757             --              --         18,767
Net loss, December 31, 2004                    --             --             --       (395,665)             --       (395,665)
                                     ------------   ------------   ------------   ------------    ------------   ------------

Balance, December 31, 2004             29,260,019          2,926   $ 10,907,908   $(11,461,335)   $    882,614   $    332,113
                                     ============   ============   ============   ============    ============   ============

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)
================================================================================

                                                                                Six Months Ended
                                                                                  December 31,
                                                                        --------------------------------
                                                                            2004                 2003
                                                                        -----------          -----------
Cash flows from operating activities:
     Net loss                                                           $  (899,738)         $(1,614,177)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
       Depreciation and amortization                                         22,300               22,177
       Stock granted for services                                           161,624               24,375
       Stock-based compensation                                             100,663              938,274
       (Increase) decrease in:
          Accounts receivable                                                (6,700)             (12,000)
          Prepaid expenses                                                    4,659               (6,240)
       Increase (decrease) in:
          Accounts payable                                                  (26,389)            (261,213)
          Accrued interest                                                   60,735               43,109
                                                                        -----------          -----------
Net cash used by operating activities                                      (582,846)            (865,695)
                                                                        -----------          -----------

Cash flows from investing activities:
     Purchase of equipment                                                   (3,595)                  --
     Patents                                                                     --              (24,789)
                                                                        -----------          -----------
Net cash used by investing activities                                        (3,595)             (24,789)
                                                                        -----------          -----------

Cash flows from financing activities:
     Issuance of common stock for cash, net                               1,810,000              600,000
     Issuance of common stock for payment of a liability                         --               27,036
     Increase in notes payable                                                   --              125,000
     Increase in short-term notes payable - officer/director                 10,417              230,525
     Repayments of  short-term notes payable - officer/director             (30,000)             (51,978)
     Increase in notes payable - officer/director                           450,000                   --
                                                                        -----------          -----------
Net cash provided by financing activities                                 2,240,417              930,583
                                                                        -----------          -----------

Net increase (decrease) in cash                                           1,653,976               40,099
Cash and cash equivalents at beginning of period                             19,805               47,423
                                                                        -----------          -----------
Cash and cash equivalents at end of period                              $ 1,673,781          $    87,522
                                                                        ===========          ===========


            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003 (CONTINUED)
(UNAUDITED)
================================================================================


                                                                       2004             2003
                                                                   -----------         -------
Supplementary Information:

     Cash paid for:
       Interest                                                    $        --         $    --
                                                                   ===========         =======
       Income taxes                                                $        --         $    --
                                                                   ===========         =======

     Non-cash disclosures of investing and financing activities:
       Stock options granted to consultant                         $    74,889         $95,034
                                                                   ===========         =======
       Conversion of debt to equity                                $ 1,325,738         $11,105
                                                                   ===========         =======
       Issuance of common stock for payment of a liability         $        --         $27,036
                                                                   ===========         =======



            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 2004, as filed with the Securities and Exchange Commission.

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

Revenue Recognition

The Company recognizes the revenue of its proportionate share of the product sales sold by a cosmetic and personal care division of Engelhard Corporation under the master agreement for product development, manufacturing and distribution. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement.

Cash and Cash Equivalents

All highly liquid investments purchased with maturity of three months or less from the time of purchase are considered to be cash equivalents.

NOTE 2 - STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (the "Plan") on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. On December 13, 2004, the

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

NOTE 2 - STOCK OPTIONS AND WARRANTS (CONTINUED)

shareholders approved the Plan and ratified the amendment to increase the total number of shares to be granted under the Plan from 3,000,000 to 4,000,000 effective November 1, 2004.

During 2002, 1,140,000 unqualified options were granted under the Plan. The exercise price for 990,000 and 150,000 of the options are $2.84 and $0.95, respectively, of the average trading price of the Company's stock during the first 30 days after commencement of the stock trading on the Over the Counter ("OTC") Market. The vesting provisions for 100,000 of the options are immediate and the remainder of the 1,040,000 options vested one-third on January 15, 2002, one third on January 15, 2003, and one-third on January 15, 2004. All the options expire five years after the grant date.

In July 2003, 1,231,500 unqualified options were granted under the Plan to employees, directors, and service providers. The exercise price for the 1,231,500 options was the closing trading price at the grant date and they were vested immediately. All the options expire five years after the grant date.

In August 2004, 585,000 unqualified options under the Plan were granted to directors, employees and service providers. The exercise price for the 585,000 options was the average of the closing trading prices from July 1 to 15, 2004, and they were vested immediately. All the options expire five years after the grant date.

On October 1, 2004, the Company granted 50,000 unqualified options to a consultant, one third of which was vested immediately, one third will be vested on July 1, 2005 and the remaining one third will be vested on July 1, 2006. The exercise price of these options was the closing trading price at the grant date. Using the Black Scholes option pricing model, $2,889 of compensation expense was recorded in this period. All the options expire five years after the grant date.

The Company has elected to account for the stock options granted to employees under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No.25, the difference between the option price and the fair value of the shares creates an additional stock option compensation expense, which will be recorded in the income statement the next two fiscal years. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." During 2002, 50,000 options were granted to a consultant vesting over a three-year period. Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements. The total stock-based compensation expense for the six months periods ended December 31, 2004 and 2003 was $262,287 and $962,649 respectively.

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

Assumptions utilized to value options are as follows:

                           Risk-free interest rate            4.75% to 6%
                           Expected life (years)              5
                           Expected volatility                50% to 138%
                           Expected dividends                 None

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

NOTE 2 - STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of options as at December 31, 2004 and 2003 is shown below:

                                                        December 31, 2004                    December 31, 2003
                                              --------------------------------------------------------------------------
                                                   Number           Weighted-Average      Number        Weighted-Average
                                                  of Shares         Exercise Price       of Shares      Exercise Price
                                              ------------------   -----------------  ----------------  ----------------
Outstanding at beginning of period                    2,983,500              $ 2.17         1,980,000            $ 2.68
Granted                                                 635,000                0.17         1,231,500              0.55
Exercised                                                     -                   -                 -                 -
Forfeited                                              (720,000)                  -          (198,000)                3
                                                       ---------            -------        ----------           -------
Outstanding at end of period                          2,898,500             $  1.73         3,013,500            $ 2.15
                                                      ----------            =======        ----------           =======
Exercisable at end of period                          2,881,833                             2,666,833
                                                      ----------                           ----------
Available for issuance at end of period               1,118,167                               629,000
                                                      ==========                           ==========


During the fiscal year 2004, the Company issued common stock warrants for services rendered primarily under consulting agreements. The vesting provisions were vested one third immediately on April 2, 2004 and May 15, 2004, one third twelve months subsequent to the grant dates, and one third twenty four months subsequent to the grant dates. The warrants were valued on the date of grant using the Black- Scholes option-pricing model.

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
                           Expected dividends                 None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants as shown below:

                                                December 31, 2004
                                      --------------------------------------
                                           Number          Weighted-Average
                                          of Shares         Exercise Price
                                      ------------------   -----------------

Outstanding at beginning of period             567,500              $ 0.20
Granted                                         90,000                0.19
Exercised                                            -                   -
Forfeited                                            -                   -
                                               -------              ------
Outstanding at end of period                   657,500              $ 0.20
                                               =======              ======
Exercisable at end of period                   431,668
                                               =======

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

NOTE 2 - STOCK OPTIONS AND WARRANTS (CONTINUED)

At December 31, 2004 and 2003, the Company's net loss and loss per share would have been for the three months and six months ended are as follows:

                                                        Three Months Ended                      Six Months Ended
                                              --------------------------------------  ----------------------------------
                                                 December 31         December 31        December 31       December 31
                                                    2004                 2003              2004              2003
                                              ------------------   -----------------  ----------------  ----------------
Net loss
  As reported                                        $ (395,665)         $ (583,193)       $ (899,738)      $(1,614,177)
                                                     ===========         ===========       ===========      ============
  Pro forma                                          $ (395,665)         $ (611,268)       $ (931,188)      $(2,018,422)
                                                     ===========         ===========       ===========      ============
Loss per share
  As reported                                           $ (0.02)            $ (0.04)          $ (0.05)          $ (0.10)
                                                     ===========         ===========       ===========      ============
  Pro forma                                             $ (0.02)            $ (0.04)          $ (0.05)          $ (0.13)
                                                     ===========         ===========       ===========      ============

NOTE 3 - STOCKHOLDERS' EQUITY

On November 30, 2004, the Company completed an agreement to sell 5,000,000 shares of its restricted common stock to Phronesis Partners, L.P. ("Phronesis"), a Delaware limited partnership, for $1,000,000 before commission and expenses (the "Stock Purchase Agreement"). On November 30, 2004, we received $880,000 net of commission and expenses of $120,000. In connection with the agreement, the Chairman of the Company, Mr. Granito, converted $500,000 of the convertible debt owed to him by the Company into 1,315,790 shares on the Company's restricted common stock at a conversion price applicable to the convertible debt of $0.38 per share.

In connection with the Stock Purchase Agreement, we entered into the stockholders agreement, the registration rights agreement, the warrant agreement, the conversion agreement and the confidentiality agreement.

The Company granted Phronesis certain warrants to purchase shares of its restricted common stock at an exercise price as defined in the warrant agreement. The term of this agreement, which expires on February 5, 2005, provides for a maximum additional investment of $1,000,000 by Phronesis through the exercise of warrants.

Phronesis was granted certain rights, including registration rights, right of first refusal, tag-along right, drag-along right, preemptive right, and the right to designate an observer and a director. In addition, one of the ancillary agreements provides for certain restrictions on related party transactions between and among the Company and the Chairman and the President and the sale of shares.

On December 31, 2004, the Company and Phronesis agreed to amend the exercise price for the warrant price to $0.46 per share. All other terms of the Stock Purchase Agreement and the warrant agreement remained the same. On the same date, Phronesis exercised its warrant to purchase 2,173.913 shares of our restricted common stock at a per share price of $0.46, or an aggregate purchase price of $1,000,000 before commission of $70,000.

In connection with the exercise of the warrant, Mr. Granito, our Chairman of the Board, in accordance with the terms of the Stock Purchase Agreement, immediately converted $826,087 of his convertible debt owed by us to Mr. Grantio into 2,173,913 shares of our restricted common stock (equal to the number of shares acquired by Phronesis) at the $0.38 conversion price per share.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
================================================================================

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

During the six months ended December 31, 2004, the Company issued 944,376 shares of restricted common stock in payment for services rendered by the employees, directors and service providers.


NOTE 4 - RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2004 and 2003, the Company received $450,000 and $775,000 respectively, from our Company's Chairman. The funding received from our Chairman in 2004 was part of the convertible note payable as described below. In 2003, our Chairman funded the Company by purchasing our restricted common stocks for $600,000 and loaning us $175,000 in a short term note, of which $50,000 was repaid by us to our Chairman. In addition, our Chairman paid $125,000 in cash for a joint development project on behalf of the Company, and it was accounted for as a short term note at the interest rate of 6% per annum. The short term notes were subsequently consolidated into a long term convertible note as described below.

In September 2003, we negotiated a successor agreement with our Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $550,200 are consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The maturity date of the note was extended until July 1, 2006 by our Chairman. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the lender to provide additional funding to the Company by purchasing restricted common stock at prices to be agreed to by the Company or other means. In August 2004, the Board of Directors granted our Chairman the right to consolidate the short-term debt and its related accrued interest into the convertible note under the same terms. Our Chairman exercised the right to consolidate all outstanding short term note and accrued interest into the long-term convertible note under the same terms.

As more fully described in Note 3 above, our Chairman converted $500,000 and $826,087 of the convertible note owed by us into 1,315,790 and 2,173,913 shares of our restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At December 31, 2004, the convertible note outstanding balance to our Chairman was $1,268,625 convertible into 3,338,487 shares of restricted common stock.

For the six months ended December 31, 2004 and 2003, the Company received $10,417 and $55,525 respectively, from our Company's President, to fund operations. These loan amounts were accounted as short term notes with the interest rate of 6% per annum. We repaid our President $30,000 and $1,978 of our short term notes owed to him during the six months ended December 31, 2004 and 2003, respectively. Subsequent to December 31, 2004, we repaid in full our entire indebtedness plus accrued interest to our President of approximately $59,000.

In September 2003, the shareholder loan payable of $9,300 plus accrued interest was converted into restricted common stock at a conversion rate of $0.25 per share.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB/A for our fiscal year ended June 30, 2004. The terms "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (e) we do not currently carry product liability insurance and should we be subject to a product liability claim, our financial condition may be adversely affected; (f) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (g) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (h) our operations had been largely funded by our Chairman of the Board, and are currently funded by our equity financings in November 30 and December 31, 2004, however, there are no assurances that the equity financings will be sufficient to ensure our future financial performance; (i) we are subject to substantial regulations pertaining to our business; (j) we have substantial debt obligations due to our Chairman of the Board, who had funded our operations, debt obligations of which are secured by our assets and revenues and which are senior obligations due by us; and (k) other risk factors discussed in our periodic filings, which may be accessed at http://www.sec.gov. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


Overview

We intend to further develop our core technologies as well as develop future technologies. We will attempt to commercialize those technologies through strategic partnership agreements, joint ventures, or co-development agreements. We do not intend to manufacture or distribute final products; instead, we will seek partnership arrangements and/or license agreements with third parties to develop products that use our technologies and perform the manufacturing, marketing, and distribution functions associated with our technologies.


Our business model has attempted and will continue to attempt to develop the following revenue segments:

         o        License fees;

         o        Profit sharing related revenues;

         o Research and development fees paid to us in conjunction with joint development agreements; and

         o        Government research and development grants.

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS(TM) technology:

         o        Healthcare and medical;

         o        Apparel;

         o        Cosmetic;

         o        Personal care companies; and

         o        Building materials industry.

Uncertainties and Trends
------------------------

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

Uncertainties or trends that may affect our business also include the possibility that known or unknown competitors, who prove superior in performance or price to our products, may develop products with similar applications to our proposed products.

Capital Expenditures and Requirements
-------------------------------------

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

We do not expect any significant additions to physical property, plant and equipment. However, we are exploring the potential acquisition of additional intellectual properties.

Critical Accounting Policies and Estimates
------------------------------------------

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


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

REVENUES. During the six months ended December 31, 2004 we had $35,653 of revenues, compared to $12,000 of revenues for the six months ended December 31, 2003, representing a 197% increase in our revenues. Our revenues during the six months ended December 31, 2004 consisted of : (a) $30,986, which represented our proportionate share of the product sales by a cosmetic and personal care division of Engelhard Corporation, in connection with a master agreement we have with Engelhard Corporation for product development, manufacturing and distribution; and (b) $4,667, which represented a pro rata share of the fees related to the research agreement with Johnson & Johnson Wound Management, a division of ETHICON INC., a Johnson & Johnson company, beginning in late November 2004. In December 2003, we had revenues of $12,000 from a specialty chemical manufacturer, Noville, Inc.; however, Noville, Inc. has terminated its revenues arrangement with us.

OPERATING LOSSES. Operating losses for the six months ended December 31, 2004 decreased by 45% or $714,482 to ($856,481) for the six months ended December 31, 2004 from ($1,570,963) for the six months ended December 31, 2003. The decrease in operating loss was primarily due to a reduction of $700,362 or 73% in non-cash stock-based compensation and a $57,350 or 26% decrease research and development expenses, offset by an increase of $60,562 or 16% in general and administrative expenses for those comparable prior periods, as described in more detail below.

NON-CASH STOCK-BASED COMPENSATION. Non-Cash Stock-Based Compensation decreased $700,362 or 73% to $262,287 for the six months ended December 31, 2004, from $962.649 for the six months ended December 30, 2003. This decrease in non-cash stock based compensation was attributed to several factors. First, we issued a larger number of approximately 1,200,000 stock options to our directors, employees and consultants in 2003 at an exercise price at market value of $0.55 per share as compared to approximately 585,000 stock options issued in 2004 at an exercise price of an average closing price of $0.17, which resulted in the recognition of a large compensation expense in 2003. Second, we paid our directors for their services with our restricted common stocks in both 2004 and 2003; however, the $0.55 per share price was much higher in 2003 as compared to $0.17 per share price for those in 2004 at the time of issuance. Thirdly, we took a charge of approximately $218,000 for stock options issued in previous fiscal years but were vested in 2003. We did not have a similar stock option charge in 2004. Fourthly, we also took a charge of $90,000 in stock-based compensation in 2003 as a result of the issuance of 1,000,000 shares of stock to our Chairman of the Board for $250,000 in cash at a discount price of $0.25 per share from the closing trading price of $0.34 per share on that day. Subsequently, the Company also issued 1,400,000 shares of stock for $350,000 in cash at a premium price of $0.25 per share as compared to the closing trading price of $0.16 per share on that day. However, no gain was reported for this transaction.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased by $57,350 or 26% to $159,712 for the six months ended December 31, 2004, from $217,062 December 31, 2003, as a result of a $50,000 license fee payment to a specialty dermatology company during the six months ended December 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by $60,562 or 16% to $441,637 for the six month period ended December 31, 2004, from $381,075 for the six month period December 31, 2003. This increase in our general and administrative expenses is primarily attributed to significant corporate legal fees related to our equity financings, our corporate governance expenses, our patent maintenance fees, additional consulting expenses incurred in 2004, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution mentioned above.

OTHER INCOME. During the six months ended December 31, 2004, we had $17,478 in other income, which represented a gain from a debt settlement of the legal fees owed by us to a law firm. This law firm entered into a bankruptcy proceeding. We reached a settlement agreement with the trustee for the estate of the law firm at the amount less than the carrying liability. There was no such gain in 2003.

INTEREST EXPENSE. Interest expense for the six- month period ended December 31, 2004 increased $17,521 or 41% to $60,735, compared to $43,214 for the six- month period ended December 31, 2003. This increase was due to the larger average outstanding loan balance of approximately $2,300,000 due to our Chairman and President during the six months ended December 31, 2004, compared to an approximate $1,500,000 average loan outstanding during the six months ended December 31, 2003.

NET LOSS. Net loss for the six- month period ended December 31, 2004 was ($899,738) or ($0.05) per share compared to ($1,614,177) or ($0.10) per share for the six -month period ended December 31, 2003. This decrease is primarily attributable to a reduction in non-cash stock-based compensation and research and development expenses, offset by an increase in general and administrative expense.

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

Revenues. During the three months ended December 31, 2004, we had $14,639 of revenues, compared to $12,000 revenues for the three months ended December 31, 2003, representing a 22% increase in our revenues. Our revenues for the three months ended December 31, 2004, consisted of: (a) $9,972, which represented our proportionate share of the product sales by a cosmetic and personal care division of Engelhard Corporation, with which we have a master agreement for product development, manufacturing and distribution; and (b) $4,667, which represented a pro rata share of the fees related to the research agreement with Johnson & Johnson Wound Management, a division of ETHICON INC., a Johnson & Johnson company, beginning in late November 2004. In December 2003, we had revenues of $12,000 from a specialty chemical manufacturer, Noville, Inc.; however, Noville, Inc. has terminated its revenues arrangement with us.

OPERATING LOSSES. Operating losses for the three months ended December 31, 2004 decreased by 32% or $178,837 to ($381,842) for the three months ended December 31, 2004 from ($560,679) for the three months ended December 31, 2003. The decrease in operating loss was primarily due to a reduction of $175,536 or 84% in non-cash stock-based compensation and a $6,710 or 3% decrease in general and administrative expenses, offset by an increase of $3,930 or 5% in research and development expenses for those comparable prior periods, as described in more detail below.

NON-CASH STOCK-BASED COMPENSATION. Non-Cash Stock-Based Compensation decreased $175,536 or 84% to $34,481 for the three months ended December 31, 2004, from $210,017 for the three months ended December 31, 2003. This decrease in non-cash stock based compensation is attributed to a charge of approximately $86,000 for stock options issued in a previous fiscal year but were vested in 2003. We did not have a similar stock option charge in 2004. In addition, we also took a charge of $90,000 in stock-based compensation in 2003 as a result of issuing 1,000,000 shares of our common stock to our Chairman of the Board for $250,000 in cash at a discount price of $0.25 per share from the closing trading price of $0.34 per share on that day. Subsequently, the Company also issued 1,400,000 shares of stock for $350,000 in cash at a premium price of $0.25 per share as compared to the closing trading price of $0.16 per share on that day. However, no gain was reported for this transaction.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased by $3,930 or 5% to $88,927 for the three months ended December 31, 2004, from $84,997 for the comparable period ended December 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $6,710 or 3% to $259,866 for the three months period ended December 31, 2004, from $266,576 for the three months period ended December 31, 2003. This decrease in our general and administrative expenses is primarily attributed to an offset between the increases in significant corporate legal fees related to our equity financings, in our corporate governance expenses, in additional consulting expenses, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution mentioned above, and the decreases in patent maintenance fees in other general expenses categories.

OTHER INCOME. During the three months ended December 31, 2004, we had $17,478 in other income, which represented a gain from a debt settlement of the legal fees owed by us to a law firm. This law firm entered into a bankruptcy proceeding. We reached a settlement agreement with the trustee for the estate of the law firm at the amount less than the carrying liability. There was no such gain in 2003.

INTEREST EXPENSE. Interest expense for the three months period ended December 31, 2004 increased $8,787 or 39% to $31,301 as compared to $22.514 for the three months period ended December 31, 2003. This increase was due to the average larger outstanding loan balance of approximately $2,300,000 due to our Chairman of the Board and our President at December 31, 2004 as compared to approximately $1,500,000 loan balance outstanding at December 31, 2003.

NET LOSS. Net loss for the three months period ended December 31, 2004 was ($395,665) or ($0.02) per share compared to ($583,193) or ($0.04) per share for the three months period ended December 31, 2003. This decrease is primarily attributable to a reduction in non-cash stock-based compensation and general and administrative expense, offset by an increase in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2004 and 2003 as we have experienced recurring losses and negative cash flows from operations in these periods. In addition, we had a net capital deficiency. These matters raise substantial doubt about our ability to continue as a going concern.


Total cash on hand at December 31, 2004 was $1,673,781 as compared with $20,645 at September 30, 2004 and $87,522 at December 31, 2003.


Equity Financing and our Cash Requirements
------------------------------------------

On November 30, 2004, we completed an agreement to sell 5,000,000 shares of our restricted common stock to Phronesis Partners, L.P. ("Phronesis"), a Delaware limited partnership, for $1,000,000 before commission and expenses (the "Stock Purchase Agreement"). On November 30, 2004, we received $880,000 net of commission and expenses of $120,000. In connection with the Stock Purchase Agreement, our Chairman of the Board, Mr. Granito, converted $500,000 of the convertible debt we owed to him into 1,315,790 shares of our restricted common stock at a conversion price applicable to the convertible debt of $0.38 per share. In connection with the Stock Purchase Agreement, Phronesis and we completed a Warrant Agreement, in which we granted Phronesis certain warrants to purchase shares of our restricted common stock at an exercise price as defined in the Warrant Agreement. The Warrant Agreement expires on February 5, 2005 and provides for a maximum investment of $1,000,000 by Phronesis through the exercise of warrants. On December 31, 2004, Phronesis and we agreed to amend the exercise price for the warrant price to $0.46 per share. All other terms of the Stock Purchase Agreement and the Warrant Agreement remained the same. On the same date, Phronesis exercised its warrant to purchase 2,173,913 shares of our restricted common stock at a per share price of $0.46, or an aggregate purchase price of $1,000,000 before commission of $70,000.

In connection with the exercise of the warrant and in accordance with the terms of the Stock Purchase Agreement, Mr. Granito, our Chairman of the Board, immediately converted $826,087 of his convertible debt owed by us to Mr. Grantio into 2,173,913 shares of our restricted common stock (equal to the number of shares acquired by Phronesis) at a conversion price applicable to the convertible debt of $0.38 per share.

We can continue to satisfy our current cash requirements for a period of twelve
(12) months through our existing capital. We anticipate total estimated operating and research and development expenditures of approximately $133,000 per month or an aggregate of $1,600,000 over the next twelve (12) months, in the following areas:

         o Research and development expenditures of approximately $69,000 per month or an aggregate $828,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $33,000 in payroll for scientists; (b) $21,000 for outside research and development expenditures; and
                  (c) $15,000 for chemical supplies, and laboratory operating expenses, including rent expense;

         o Patent related legal fees of approximately $24,000 per month or an aggregate $288,000 annually; and

         o Operating expenses of approximately $40,000 per month or an aggregate $480,000 over the next twelve (12) months, including officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $1,673,781 as of December 31, 2004 will satisfy our cash requirements for a period of twelve (12) months.


Based upon our cash requirements for our Plan of Operations and our current dividend policy of investing any available cash to our operations, however, we do not plan to distribute any cash to our stockholders.


As of December 31, 2004, we have notes outstanding to our Chairman of the Board and the President totaling $1,268,625 and $59,624, respectively. During the six months ended December 31, 2004, the short-term note with our Chairman of the Board was consolidated with the long-term convertible note under the same terms. The maturity date was extended to July 1, 2006 from July 1, 2004. On November 30 and December 31, 2004, a total of $1,326,087 of the long-term convertible note was converted into 3,489,703 shares of our restricted common stock. Our President's note payable is a short-term note with no specific repayment terms. Subsequent to December 31, 2004, we repaid in full our President's note payable.


If we are unable to successfully repay or restructure our loan to our Chairman of the Board, we may have to liquidate our business and undertake any or all the steps outlined below.

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

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our stockholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors; such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

At December 31, 2004, we had a working capital of $1,417,517, primarily due to:
(a) a short-term stockholder loan, including, accrued interest totaling $59,624, and (b) accounts payable of $203,340. At December 31, 2004, we had a stockholders' equity of $332,113, a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used by operating activities was $582,846 for the six months ended December 31, 2004. Net cash used by investing activities was $3,595. Net cash provided by financing activities was $2,240,417, of which $1,810,000 was from the sale of our restricted common stocks; stockholder loans of $430,417 net of repayments of $30,000.

To date, we have funded our activities principally from the issuance of shares of restricted common stock to; (a) an institutional investor for net proceeds of $1,810,000; (b) our Chairman of the Board totaling $850,000; (c) from stockholder loans totaling $2,654,336, including related accrued interest, and
(d) a $650,000 bridge loan from a merchant banking firm. All of these funds have been loaned with 6% interest per annum. The loan from the investment-banking firm was converted in November 2002 into restricted common stock at $1.00 per share.

During the six months ended December 31, 2004, we borrowed a total of approximately $460,417 through: (a) $450,000 from our Chairman under the long-term note as described above, and (b) $10,417 from our President, which was subsequently paid in full in 2005.

In September 2003, the stockholder loan payable of $9,300 plus accrued interest was converted into restricted common stock at the conversion rate of $0.25 per share.

In September 2003, approximately $27,000 of accounts payable was paid through the issuance of 50,000 shares of restricted common stock.

In December 2004, approximately $13,267 of accounts payable was paid through the issuance of 66,335 shares of restricted common stock.

Contractual Obligations And Commercial Commitments

The following tables summarize our contractual obligations and commercial commitments as of December 31, 2004:

Significant Obligations                Total       Within 1 Year        2-3 Years      4-5 Years        After 5 Years
-----------------------                -----       -------------        ---------      ---------        -------------
Capital Leases                         $-
Operating Leases                       $4,500      $4,500               $-             $-               $-

We are committed under leases for our Gainesville, Florida office and lab. The lease expires in March 2005. We do not have any capital leases.


Item 3.  Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation, with the participation of our principal executive officer and Chief Financial Officer, of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and our Chief Financial Officer have concluded that as of December 31, 2004, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended December 31, 2004, there was no change in the our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

We are subject to disputes and litigation in the ordinary course of our business. None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

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

On August 4, 2004, we amended the terms of the notes issued to Mr. Michael R. Granito, our Chairman. Of the two notes then held by Mr. Granito, the convertible note with a principal amount of $1,425,200 (of a maximum $1,500,000), convertible to common stock at a conversion price of $0.38 per share, was extended to July 31, 2005, while the second, non-convertible note, with a principal amount of $930,785, was granted identical terms to the extended convertible note, including the same conversion privileges. These notes were combined into a single note due July 31, 2006, currently with a principal amount outstanding of $1,268,625, after the $1,326,087 conversion into restricted common stocks. The current principal amount (excluding accrued interest) of this note is convertible at the option of the holder, Mr. Granito, into a maximum of approximately 3,338,487 shares of restricted common stock based on the $0.38 per share conversion price (which is subject to certain anti-dilution protection provisions). We have placed restrictive legends on the note stating that the note and the shares of common stock into which the principal amount may be converted have not been registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On October 1, 2004, we granted 36,667 shares of common stock to Mr. Nam H. Nguyen as partial payment for services rendered to us by Mr. Nguyen for October 2004. The shares granted to Mr. Nguyen were valued at price of $0.15 per share, for an aggregate price of $5,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On October 31, 2004, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 5,000 shares of common stock at an exercise price of $0.20 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from October 1 to October 31, 2004. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Effective November 15, 2004, we issued warrants to Mr. Kyle B.A. Scott entitling him to acquire up to 60,000 shares of restricted common stock at an exercise price of $0.14 per share, the then-current market value of our common stock. These warrants were issued to Mr. Scott in accordance with our consulting agreement with Mr. Scott, as partial payment for services rendered to us by Mr. Scott from November 15 to May 15, 2005, with vesting provisions applicable to 22,500 shares of common stock underlying these warrants. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificates representing the warrants issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 1, 2004, we issued 66,335 shares of our common stock to Mr. Christopher Batich in exchange for approximately $13,267, which we owed to Mr. Batich for services rendered to us. The shares granted to Mr. Batich were valued at price of $0.20 per share, for an aggregate price of approximately $13,267. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Batich stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 30, 2004, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 2,500 shares of common stock at an exercise price of $0.20 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from November 15 to November 30, 2004. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 31, 2004, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 7,500 shares of common stock at an exercise price of $0.75 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from December 1 to December 31, 2004. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 1, 2005, we granted 200,000 shares of common stock to Mr. Nam H. Nguyen as part of Mr. Nguyen's consulting agreement with us. We relied upon
Section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 31, 2005, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 5,000 shares of common stock at an exercise price of $0.70 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from January 1 to January 31, 2005. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) Our 2004 Annual Meeting of Stockholders was held on December 13, 2004 in Gainesville, Florida ("Annual Meeting").

(b) A total of 11,138,829 shares of our common stock (60.4% of all shares entitled to vote at the Annual Meeting) were represented at the Annual Meeting, in person or by proxy. Our stockholders were requested to elect 7 directors, and all nominees were elected as indicated by the following voting tabulation:

      Name of Nominee                              For              Withheld
      ---------------                              ---              --------

      Michael R. Granito                        11,133,829             5,500
      David S. Lerner                           11,128,329            10,500
      George E. Friel                           11,133,329             5,500
      Paul G. Cerjan                            11,133,829             5,500
      Gerald M. Olderman                        11,128,329            10,500
      Gregory S. Schultz                        11,133,329             5,500
      Richard F. Caffrey                        11,133,829             5,000

(c) (i) Our stockholders were requested to ratify the appointment of DaszkalBolton LLP as our independent accountants for fiscal year 2005. Our stockholders approved this proposal, with 11,133,829 votes being cast for the proposal, 5,000 votes being cast against the proposal.

         (ii) Our stockholders were requested to ratify and approve our Amended and Restated 2001 Equity Incentive. Our stockholders approved this proposal, with 11,133,829 votes being cast for the proposal, 5,000 votes being cast against the proposal.

         (iii) Our stockholders were requested to approve the amendments to the Our Articles of Incorporation and Bylaws to increase the maximum number of our Directors from seven (7) to nine (9). Our stockholders approved this proposal, with 11,128,329 votes being cast for the proposal, 10,500 votes being cast against the proposal. (iv) Our stockholders were requested to approve an amendment to our Bylaws to extend the time period for the holding of annual meetings of stockholders from three months to six months following the Company's fiscal year end. Our stockholders approved this proposal, with 11,133,829 votes being cast for the proposal, 5,000 being cast against the proposal.
         (v) Our stockholders were requested to approve our Bylaws to clarify that written consents approved by majority stockholders may be relied upon in lieu of stockholder meetings, including annual meetings. Our stockholders approved this proposal, with 11,133,329 votes being cast for the proposal, 5,500 being cast against the proposal.


Item 5.  Other Information.
---------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits
--------

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

99.3     Assignment of Patent for Wound Care (1)

99.4     Assignment of Patent for Mustard Gas (1)

99.5     Assignment of Patent for Anti-wrinkle cream (1)

---------
(1) Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the three- month period ended September 30, 2003.


Reports in Form 8-K
-------------------

On December 3, 2004, we filed a Form 8-K which reported that on November 30, 2004, we completed an agreement with Phronesis Partners, L.P., in which we sold 5,000,000 shares of our common stock to Phronesis for a per share price of $0.20 or an aggregate purchase price of $1,000,000. In connection with this agreement, our Chairman of the Board, Mr. Granito, converted $500,000 of the convertible debt we owed to him into 1,315,790 shares of our restricted common stock at a conversion price applicable to the convertible debt of $0.38 per share.

On January 4, 2005, we filed a Form 8-K which reported that on December 31, 2004, Phronesis and we agreed to amend the exercise price for the warrant to $0.46 per share. On the same date, Phronesis exercised its warrant to purchase 2,173,913 shares of our common stock at a per share price of $0.46 or an aggregate purchase price of $1,000,000. In connection with the exercise of the warrant, Mr. Granito, our Chairman of the Board, immediately converted $826,087 of his convertible debt owed by us to Mr. Grantio into 2,173,913 shares of our restricted common stock (equal to the number of shares acquired by Phronesis) at a conversion price applicable to the convertible debt of $0.38 per share.

                                   SIGNATURES


            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Quick-Med Technologies, Inc.
                                        ---------------------------
                                        (Registrant)



Date: February 11, 2005                         By: /s/ David S. Lerner
      -----------------------------------       --------------------------------
                                                David S. Lerner
                                                President and Principal
                                                Executive Officer

Date: February 11, 2005                         By: /s/ Nam H. Nguyen
      -----------------------------------       --------------------------------
                                                Nam H. Nguyen
                                                Chief Financial Officer