Form 10QSB
period 2005-03-31
QUICK MED TECHNOLOGIES INC
filed 2005-05-16
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

      Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________.

                         Commission file number 0-27545


                          QUICK-MED TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Nevada                                          98-0204736
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. |_| Yes |_| No

Number of shares of common stock outstanding as of May 10, 2005: 29,622,667

PART I FINANCIAL INFORMATION                                                   1

Item 1. Financial Statements                                                   1

      Condensed Balance Sheet as of March 31, 2005 (unaudited)                 1

      Condensed Statements of Operations for the three months and
      nine months ended March 31, 2005 and 2004 (unaudited)                    2

      Condensed Statement of Changes in Stockholders' Equity for the
      three months ended March 31, 2005 (unaudited)                            3

      Condensed Statements of Cash Flows for the nine months ended
      March 31, 2005 and 2004 (unaudited)                                      4

      Notes to Condensed Financial Statements                                  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             11

Item 3. Controls and Procedures                                               18

PART II OTHER INFORMATION                                                     19

      Item 1. Legal Proceedings                                               19

      Item 2. Unregistered Sales of Equity Securities and Use of
              Proceeds                                                        19

      Item 3. Defaults Upon Senior Securities                                 24

      Item 4. Submission of Matters to a Vote of Security Holders             24

      Item 5. Other Information                                               24

      Item 6. Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                                    27

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET AT MARCH 31, 2005
(UNAUDITED)

================================================================================

                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $  1,215,659
   Accounts receivable                                                   26,632
                                                                   ------------
          Total current assets                                        1,242,291
                                                                   ------------

Property and equipment, net                                              11,853
                                                                   ------------

Other assets:
   Prepaid expenses                                                      12,841
   Intangible asset, net                                                315,509
                                                                   ------------
          Total other assets                                            328,350
                                                                   ------------
          Total assets                                             $  1,582,494
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $     84,274
   Accrued expenses                                                       6,842
   Deferred revenue                                                       9,333
   Accrued interest on note payable - officer/director                   18,769
                                                                   ------------
          Total current liabilities                                     119,218

License payable                                                         160,000
Long-term liability - note payable - officer/director                 1,268,625
                                                                   ------------
          Total liabilities                                           1,547,843
                                                                   ------------

Stockholders' equity:
   Common stock, $0.0001 par value; 100,000,000
     authorized shares; 29,622,667 shares issued
     and outstanding                                                      2,962
   Additional paid-in capital                                        11,117,372
   Outstanding stock options                                            911,296
   Accumulated deficit                                              (11,996,979)
                                                                   ------------
          Total stockholders' equity                                     34,651
                                                                   ------------
          Total liabilities and stockholders' equity               $  1,582,494
                                                                   ============

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
AND NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

================================================================================

                                                Three Months Ended               Nine Months Ended
                                                     March 31,                       March 31,
                                           ----------------------------    ----------------------------
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
Revenues                                   $     49,316    $     36,000    $     84,969    $     48,000
                                           ------------    ------------    ------------    ------------

Expenses:
     Cost of revenues                             7,064              --          13,262              --
     General and administrative expenses        232,816         207,071         641,342         588,146
     Research and development                   168,827         106,311         359,259         323,373
     Depreciation and amortization               11,540          11,089          33,840          33,266
     Stock-based compensation                   151,182          30,850         413,469         993,499
                                           ------------    ------------    ------------    ------------
Total expenses                                  571,429         355,321       1,461,172       1,938,284
                                           ------------    ------------    ------------    ------------

Loss from operations                           (522,113)       (319,321)     (1,376,203)     (1,890,284)
                                           ------------    ------------    ------------    ------------

Other income (expense):
     Other income                                    --              --          17,478              --
     Interest income                              5,238              --           5,238              --
     Interest expense                           (18,769)        (23,388)        (81,894)        (66,602)
                                           ------------    ------------    ------------    ------------

Loss before income taxes                       (535,644)       (342,709)     (1,435,381)     (1,956,886)
                                           ------------    ------------    ------------    ------------

Provision (benefit) for income taxes                 --              --              --              --
                                           ------------    ------------    ------------    ------------

Net loss                                   $   (535,644)   $   (342,709)   $ (1,435,381)   $ (1,956,886)
                                           ============    ============    ============    ============


Net loss per share (basic and diluted)     $      (0.02)   $      (0.02)   $      (0.07)   $      (0.12)
                                           ============    ============    ============    ============

Weighted average common
  shares outstanding                         27,086,106      17,130,013      19,475,953      15,995,277
                                           ============    ============    ============    ============

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

================================================================================

                                                Common Stock        Additional
                                     ---------------------------     Paid-In      Accumulated     Outstanding
                                        Shares         Amount        Capital        Deficit       Stock Options      Total
                                     ------------   ------------   ------------   ------------    ------------   ------------
Balance, December 31, 2004             29,260,019          2,926   $ 10,907,908   $(11,461,335)   $    882,614   $    332,113

Stock issued for cash                     150,000             15         86,985             --              --         87,000
Stock options granted for services             --             --             --             --          28,682         28,682
Stock issued for services                 212,648             21        122,479             --              --        122,500
Net loss, March 31, 2005                       --             --             --       (535,644)             --       (535,644)
                                     ------------   ------------   ------------   ------------    ------------   ------------

Balance, March 31, 2005                29,622,667          2,962   $ 11,117,372   $(11,996,979)   $    911,296   $     34,651
                                     ============   ============   ============   ============    ============   ============

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

================================================================================

                                                                      Nine Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                     2005           2004
                                                                  -----------    -----------
Cash flows from operating activities:
     Net loss                                                     $(1,435,381)   $(1,956,886)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
         Depreciation and amortization                                 33,840         33,266
         Stock granted for services                                   284,123         40,875
         Stock-based compensation                                     129,346        952,624
         (Increase) decrease in:
            Accounts receivable                                       (26,632)       (12,000)
            Prepaid expenses                                            5,936         (2,043)
         Increase (decrease) in:
            Accounts payable                                         (138,611)      (172,993)
            Unearned revenue                                            9,333             --
            Accrued interest                                           79,505         66,498
                                                                  -----------    -----------
Net cash used by operating activities                              (1,058,541)    (1,050,659)
                                                                  -----------    -----------

Cash flows from investing activities:
     Purchase of equipment                                            (11,755)            --
     Patents                                                           (1,641)       (24,789)
                                                                  -----------    -----------
Net cash used by investing activities                                 (13,396)       (24,789)
                                                                  -----------    -----------

Cash flows from financing activities:
     Issuance of common stock for cash, net                         1,897,000        600,000
     Issuance of common stock for payment of a liability                   --         27,036
     Increase in notes payable                                             --        249,000
     Increase in short-term notes payable - officer/director           10,417        230,525
     Repayments of  short-term notes payable - officer/director       (89,626)       (51,978)
     Increase in notes payable - officer/director                     450,000             --
                                                                  -----------    -----------
Net cash provided by financing activities                           2,267,791      1,054,583
                                                                  -----------    -----------

Net increase (decrease) in cash                                     1,195,854        (20,865)
Cash at beginning of period                                            19,805         47,423
                                                                  -----------    -----------
Cash at end of period                                             $ 1,215,659    $    26,558
                                                                  ===========    ===========

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004 (CONTINUED)
(UNAUDITED)

================================================================================

                                                                  2005          2004
                                                              -----------   -----------
Supplementary Information:

     Cash paid for:
  Interest                                                    $     5,370   $        --
                                                              ===========   ===========
  Income taxes                                                $        --   $        --
                                                              ===========   ===========

Non-cash disclosures of investing and financing activities:
  Stock options granted to consultant                         $   103,571   $    95,034
                                                              ===========   ===========
  Conversion of debt to equity                                $ 1,325,738   $    11,105
                                                              ===========   ===========
  Issuance of common stock for payment of a liability         $        --   $    27,036
                                                              ===========   ===========

            See accompanying notes to condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

================================================================================

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 2004, as filed with the Securities and Exchange Commission.

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

In July 2003, 1,231,500 unqualified options were granted under the Plan to employees, directors, and service providers. The exercise price of $0.55 for the 1,231,500 options was the closing trading price at the grant date and they were vested immediately. All the options expire five years after the grant date.

In August 2004, 585,000 unqualified options under the Plan were granted to directors, employees and service providers. The exercise price of $0.17 for the 585,000 options was the average of the closing trading prices from July 1 to 15, 2004, and they were vested immediately. All the options expire five years after the grant date.

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

On February 21, 2005, the Company granted 10,000 unqualified options to a consultant, 7,000 options of which were vested immediately, and the remaining 3,000 will be vested on a pro rata basis over the 12 months period. The exercise price of these options was the average closing trading price of the previous fifteen (15) days of the grant date. Using the Black Scholes option pricing model, $4,293 of compensation expense was recorded in this period. All the options expire five years after the grant date.

The Company has elected to account for the stock options granted to employees under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No.25, the difference between the option price and the fair value of the shares creates an additional stock option compensation expense, which will be recorded in the income statement the next two fiscal years. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board
Statement No. 123, "Accounting for Stock-Based Compensation." During 2002, 50,000 options were granted to a consultant vesting over a three-year period. Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements. The total stock-based compensation expense for the nine months periods ended March 31, 2005 and 2004 was $413,469 and $993,499 respectively.

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
                Expected volatility                  50% to 138%
                Expected dividends                   None

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

================================================================================

NOTE 2 - STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of options as at March 31, 2005 and 2004 is shown below:

                                                  March 31, 2005               March 31, 2004
                                          ---------------------------   ---------------------------
                                            Number    Weighted-Average    Number     Weighted-Average
                                          of Shares    Exercise Price    of Shares    Exercise Price
                                          ----------    -------------   ----------    -------------
Outstanding at beginning of period         2,983,500    $        2.17    1,980,000    $        2.68
Granted                                      642,500             0.17    1,231,500             0.55
Exercised                                         --               --           --               --
Forfeited                                   (720,000)              --     (198,000)            2.93
                                          ----------    -------------   ----------    -------------
Outstanding at end of period               2,906,000    $        1.73    3,013,500    $        2.15
                                          ----------    =============   ----------    =============
Exercisable at end of period               2,889,333                     3,013,500
                                          ----------                    ----------
Available for issuance at end of period    1,110,667                       826,500
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
                Expected dividends                   None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants as shown below:

                                                  March 31, 2005
                                          ---------------------------
                                            Number    Weighted-Average
                                          of Shares    Exercise Price
                                          ----------    -------------
Outstanding at beginning of period           567,500    $        0.20
Granted                                      112,500             0.27
Exercised                                         --               --
Forfeited                                         --               --
                                          ----------    -------------
Outstanding at end of period                 680,000    $        0.21
                                          ==========    =============
Exercisable at end of period                 510,835
                                          ==========

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

================================================================================

NOTE 2 - STOCK OPTIONS AND WARRANTS (CONTINUED)

At March 31, 2005 and 2004, the Company's net loss and loss per share would have been for the three months and nine months ended are as follows:

                         Three Months Ended            Nine Months Ended
                      ------------------------    -----------------------------
                       March 31      March 31       March 31        March 31
                         2005          2004           2005            2004
                      ----------    ----------    ------------    -------------
Net loss
  As reported         $ (535,644)   $ (342,709)   $ (1,435,381)   $  (1,956,886)
                      ==========    ==========    ============    =============
  Pro forma           $ (535,644)   $ (355,076)   $ (1,466,831)   $  (2,093,319)
                      ==========    ==========    ============    =============
Loss per share
  As reported         $    (0.02)   $    (0.02)   $      (0.07)   $       (0.12)
                      ==========    ==========    ============    =============
  Pro forma           $    (0.02)   $    (0.02)   $      (0.08)   $       (0.13)
                      ==========    ==========    ============    =============

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

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

================================================================================

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

During the nine months ended March 31, 2005, the Company issued 1,1157,024 shares of restricted common stock in payment for services rendered by the employees, directors and service providers.

In February 2005, the Company sold 150,000 shares of its restricted common stock for $87,000 in cash.

NOTE 4 - RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2005 and 2004, the Company received $450,000 and $775,000 respectively, from our Company's Chairman. The funding received from our Chairman in 2004 was part of the convertible note payable as described below. In 2003, our Chairman funded the Company by purchasing our restricted common stocks for $600,000 and loaning us $175,000 in a short term note, of which $50,000 was repaid by us to our Chairman. In addition, our Chairman paid $125,000 in cash for a joint development project on behalf of the Company, and it was accounted for as a short term note at the interest rate of 6% per annum. The short term notes were subsequently consolidated into a long term convertible note as described below.

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

As more fully described in Note 3 above, our Chairman converted $500,000 and $826,087 of the convertible note owed by us into 1,315,790 and 2,173,913 shares of our restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At March 31, 2005, the convertible note outstanding balance to our Chairman was $1,268,625 convertible into 3,338,487 shares of restricted common stock. At March 31, 2005, the Company accrued interest on the convertible note of approximately $18,769 at a rate of 6% per annum.

For the nine months ended March 31, 2005 and 2004, the Company received $10,417 and $55,525 respectively, from our Company's President, to fund operations. These loan amounts were accounted as short term notes with the interest rate of 6% per annum. We repaid our President $89,626 and $1,978 of our short term notes owed to him during the nine months ended March 31, 2005 and 2004, respectively.

In September 2003, the shareholder loan payable of $9,300 plus accrued interest was converted into restricted common stock at a conversion rate of $0.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB/A for our fiscal year ended June 30, 2004. The terms "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc. This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may be unable to successfully manage our business or achieve profitability; (b) our technology and product development processes include regulatory approvals that are lengthy and expensive; accordingly, is no assurance that will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (e) because we do not currently carry product liability insurance, if we become e subject to a product liability claim, our financial condition may be adversely affected; (f) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (g) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (h) our operations had been largely funded by our Chairman of the Board, and are currently funded by our equity financings in November 30 and December 31, 2004, however, there are no assurances that the equity financings will be sufficient to ensure our future financial performance; (i) we are subject to substantial regulations pertaining to our business; (j) we have substantial debt obligations due to our Chairman of the Board, who had funded our operations, debt obligations of which are secured by our assets and revenues and which are senior obligations due by us; and (k) other risk factors discussed in our periodic filings, which may be accessed at http://www.sec.gov. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

We intend to further develop our core technologies as well as develop future technologies. We will attempt to commercialize those technologies through strategic partnership agreements, joint ventures, or co-development agreements. We do not intend to manufacture or distribute final products; instead, we will seek partnership arrangements and/or license agreements with third parties to develop products that use our technologies and who will perform the manufacturing, marketing, and distribution functions associated with our technologies.

Our business model has attempted and will continue to attempt to develop the following revenue segments:

      o     License fees;
      o     Profit sharing related revenues;
      o Research and development fees paid to us in connection with joint development agreements; and
      o     Government research and development grants.

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

Uncertainties and Trends

Our revenues are dependent now and in the future upon the following factors:

      o     Acceptance of our products or future products in the marketplace;
      o Our partner's ability to develop, market and distribute our technologies under a strategic partnership agreement;
      o     Demand  for   products   or  future   products   that   utilize  our
            technologies;
      o Our ability to secure license or profit sharing related agreements and secure government research and development grants;
      o Our ability to market our services to health care, apparel, cosmetic, and personal care companies;
      o Our ability to successfully conduct laboratory and clinical testing of our potential products; and
      o     Our ability to obtain regulatory approval of our future products.

Uncertainties or trends that may affect our business also include the possibility that known or unknown competitors may develop products with similar applications to our proposed products, which may prove to be superior in performance and/or price to our products.

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

RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenues.  During  the nine  months  ended  March  31,  2005 we had  $84,969  of revenues, compared to $48,000 of revenues for the nine months ended March 31, 2004, representing a 77% increase in our revenues. Our revenues during the nine months ended March 31, 2005 consisted of: (a) $66,302, which represented our proportionate share of the product sales by a cosmetic and personal care division of Engelhard Corporation ("Engelhard"), in connection with a master agreement we have with Engelhard Corporation for product development, manufacturing and distribution; and (b) $18,667, which represented a pro rata share of the fees related to the research agreement with Johnson & Johnson Wound Management, a division of ETHICON INC., a Johnson & Johnson company, beginning in late November 2004. During the period from December 2003 to March 2004, we had revenues of $48,000 from a specialty chemical manufacturer, Noville, Inc.; however, in April 2004 Noville, Inc. terminated its revenues arrangement with us.

In connection with the master agreement with Engelhard Corporation, we signed a product development and distribution agreement for our Multistat technology with Collaborative Group Ltd. ("Collaborative") in August 2002 (the "Product Agreement"). On June 30th, 2004, Collaborative was acquired by Engelhard. The Product Agreement calls for Engelhard to obtain at least one significant sales contract within one year of the effective distribution date, as defined, and for us to realize the combined annualized net profit run rate milestones of at least $1 million per annum by May 2005. Although revenue from the agreement with Engelhard has begun to increase, we are not yet at an annualized net profit run rate of $1 million per annum as we only recognized approximately $44,000 of net profit since August 2002. In addition, although a significant contract has been realized by Engelhard, the timing or form of this contract does not meet the requirement of one significant sales contract provision, as defined. Hence, on April 18, 2005, we notified Engelhard of the noncompliance on the one significant sales contract provision and to determine the achievability of the key profit milestones. Failure to achieve the milestones is not an immediate cause for termination of the master and product agreements as provided in the master agreement. Engelhard has thirty (30) days from the date of receipt of this notice to demonstrate how the milestones have or will be achieved in a manner that is acceptable to us. If Engelhard's responses to the above are not considered adequate by us, we will be required to amend these agreements by the various means available to us including dropping exclusivity, narrowing the fields of use or even terminating the agreements in their entirety. Although no agreement has been reached, Engelhard has notified us of its desire to successfully resolve this matter. However, we are unable to determine at this time if a successful resolution can be reached with Engelhard.

Operating Losses. Operating losses for the nine months ended March 31, 2005 decreased by 27% or $514,081 to ($1,376,203) for the nine months ended March 31, 2005 from ($1,890,284) for the nine months ended March 31, 2004. The decrease in operating loss was primarily due to a reduction of $580,030 or 58% in non-cash stock-based compensation offset by a $35,886 or 11% increase in research and development expenses, an increase of $53,196 or 9% in general and administrative expenses for those comparable prior periods, as described in more detail below.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased $580,080 or 58% to $413,469 for the nine months ended March 31, 2005, from $993,499 for the nine months ended March 31, 2004. This decrease in non-cash stock based compensation was attributed to several factors. First, we issued a larger number of approximately 1,200,000 stock options to our directors, employees and consultants in 2004 at an exercise price at market value of $0.55 per share as compared to approximately 585,000 stock options issued in 2005 at an exercise price of an average closing price of $0.17, which resulted in the recognition of a large compensation expense in 2004. Second, we paid our directors for their services with our restricted common stock- in both 2005 and 2004; however, the $0.55 per share price was much higher in 2004 as compared to the $0.17 per share price for those in 2005 at the time of issuance. Thirdly, we took a charge of approximately $218,000 for stock options issued in previous fiscal years but were vested in 2004. We did not have a similar stock option charge in 2005. Fourthly, we also took a charge of $90,000 in stock-based compensation in 2004 as a result of the issuance of 1,000,000 shares of common stock to our Chairman of the Board for $250,000 in cash at a discount price of $0.25 per share from the closing trading price of $0.34 per share on that day. Later, we also issued 1,400,000 shares of stock for $350,000 in cash at a premium price of $0.25 per share as compared to the closing trading price of $0.16 per share on that day. However, no gain was reported for this transaction. Finally, this decrease was offset by the issuance of restricted common stock as payment for services rendered during the quarter ended March 31, 2005.

Research and Development Expense. Research and development expense increased by $35,886 or 11% to $359,259 for the nine months ended March 31, 2005, from $323,373 for the nine months ended March 31, 2004, as a result of increased research projects, additional hiring of scientists and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $53,196 or 9% to $641,342 for the nine month period ended March 31, 2005, from $588,146 for the nine month period ended March 31, 2004. This increase in our general and administrative expenses is primarily attributed to significant corporate legal fees related to our equity financings, our corporate governance expenses, our patent maintenance fees, additional consulting expenses incurred in 2005, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above.

Other Income. During the nine months ended March 31, 2005, we had $17,478 in other income, which represented a gain from a debt settlement of the legal fees owed by us to a law firm. This law firm entered into a bankruptcy proceeding. We reached a settlement agreement with the trustee for the estate of the law firm at the amount less than the carrying liability. There was no such gain in 2004.

Interest Income. During the nine months ended March 31, 2005, we had $5,238 in interest income, which represented interest earned on our certificate of deposits and money market account funded by the equity financings during the period. There was no interest income in the comparable period in prior year.

Interest Expense. Interest expense for the nine month period ended March 31, 2005 increased $15,292 or 23% to $81,894, compared to $66,602 for the nine month period ended March 31, 2004. This increase was due to the larger average outstanding loan balance of approximately $1,900,000 due to our Chairman and President during the nine months ended March 31, 2005, compared to an approximate $1,500,000 average loan outstanding during the nine months ended March 31, 2004.

Net Loss. Net loss for the nine month period ended March 31, 2005 was ($1,435,381) or ($0.07) per share compared to ($1,956,886) or ($0.12) per share for the nine month period ended March 31, 2004. This decrease is primarily attributable to a reduction in non-cash stock-based compensation, offset by an increase in research and development expenses and an increase in general and administrative expense.

COMPARISON OF THREE MONTHS END MARCH 31, 2005 AND 2004

Revenues. During the three months ended March 31, 2005, we had $49,316 of revenues, compared to $36,000 revenues for the three months ended March 31, 2004, representing a 37% increase in our revenues. Our revenues for the three months ended March 31, 2005, consisted of: (a) $35,316 which represented our proportionate share of the product sales by a cosmetic and personal care division of Engelhard Corporation, (b) $14,000 which represented a pro rata share of the fees related to the research agreement with Johnson & Johnson Wound Management, a division of ETHICON INC., a Johnson & Johnson company, beginning in late November 2004. During the quarter ended March 31, 2004, we had revenues of $36,000 from a specialty chemical manufacturer, Noville, Inc.; however, Noville, Inc. has terminated its revenues arrangement with us.

Operating Losses. Operating losses for the three months ended March 31, 2005 increased by 64% or $202,791 to ($522,112) for the three months ended March 31, 2005 from ($319,321) for the three months ended March 31, 2004. The increase in operating loss was primarily due to an increase of $120,332 or 390% in non-cash stock-based compensation coupled with a $62,516 or 59% increase in research and development expenses, and an increase of $25,744 or 12% in general and administrative expenses for those comparable prior periods, as described in more detail below.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation increased $120,332 or 390% to $151,182 for the three months ended March 31, 2005, from $30,850 for the three months ended March 31, 2004. This increase in non-cash stock based compensation is primarily attributable to the issuance of larger number of restricted common stock to consultants during the quarter ended March 31, 2005 as payment for their services than the comparable prior period.

Research and Development Expense. Research and development expense increased by $62,516 or 59% to $168,827 for the three months ended March 31, 2005, from $106,311 for the comparable period ended March 31, 2005, as a result of increased research projects, additional hiring of scientists and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $25,744 or 12% to $232,815 for the three months period ended March 31, 2005, from $207,071 for the three months period ended March 31, 2004. This increase in our general and administrative expenses is primarily attributed to higher patent maintenance and patent legal fees, increase in business activities, in additional consulting expenses, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution mentioned above.

Interest Income. During the three months ended March 31, 2005, we had $5,238 in interest income, which represented interest earned on our certificate of deposits and money market account funded by the equity financings. There was no interest income in the comparable period in prior year.

Interest Expense. Interest expense for the three months period ended March 31, 2005 decreased $4,619 or 20% to $18,769 as compared to $23,388 for the three months period ended March 31, 2004. This decrease was due to the average smaller outstanding loan balance of approximately $1,250,000 due to our Chairman of the Board at March 31, 2005 as compared to approximately $1,500,000 average loan balance outstanding at March 31, 2004.

Net Loss. Net loss for the three months period ended March 31, 2005 was ($535,643) or ($0.02) per share compared to ($342,709) or ($0.02) per share for the three months period ended March 31, 2004. This increase is primarily attributable to an increase in non-cash stock-based compensation combined with an increase in general and administrative expense, and an increase in research and development expenses.

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

Total cash on hand at March 31, 2005 was $1,215,659 as compared with $1,673,781 December 31, 2004, $20,645 at September 30, 2004 and $28,396 at March 31, 2004.

EQUITY FINANCING AND OUR CASH REQUIREMENTS

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

In February 2005, we issued 150,000 shares of restricted common stock for an aggregate purchase price of $87,000 in cash.

We can continue to satisfy our current cash  requirements for a period of twelve
(12) months through our existing capital, revenues, equity financing, debt financing, and expenditures controls. We anticipate total estimated operating and research and development expenditures of ranging approximately from $100,000 to $133,000 per month or an aggregate ranging from $1,200,000 to $1,600,000 over the next twelve (12) months, in the following areas:

      o Research and development expenditures of approximately between $54,000 to $69,000 per month or an aggregate between $648,000 to $828,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $38,000 in payroll for scientists; (b) $10,000 to $21,000 for outside research and development expenditures; and (c) $6,000 to $15,000 for chemical supplies, and laboratory operating expenses, including rent expense;
      o Patent related legal fees of approximately between $16,000 to $24,000 per month or an aggregate ranging from $192,000 to $288,000 annually; and
      o Operating expenses of approximately between $30,000 to $40,000 per month or an aggregate ranging from $360,000 to $480,000 over the next twelve (12) months, including officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $1,215,659 as of March 31, 2005 will satisfy our cash requirements for a period of twelve (12) months. If necessary, we intend to raise additional cash by means of equity and or debt financing. Additionally, we plan to implement cash conservation strategy by paying with our shares and reducing the usage of consulting services.

Based upon our cash requirements for our Plan of Operations and our current dividend policy of investing any available cash to our operations, however, we do not plan to distribute any cash to our stockholders.

As of March 31, 2005, we have notes outstanding to our Chairman of the Board totaling $1,268,625. During the nine months ended March 31, 2005, the short-term note with our Chairman of the Board was consolidated with the long-term convertible note under the same terms. The maturity date was extended to July 1, 2006 from July 1, 2004. On November 30 and December 31, 2004, a total of $1,326,087 of the long-term convertible note was converted into 3,489,703 shares of our restricted common stock. Our President's note payable is a short-term note with no specific repayment terms. During the quarter ended March 31, 2005, we repaid in full our President's note payable.

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

At March 31, 2005, we had a working capital of $1,123,073, primarily due to: (a) an accrued interest on the stockholder loan totaling $18,769, and (b) accounts payable of $84,274. At March 31, 2005, we had a stockholders' equity of $34,651 a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used by operating activities was $1,058,541 for the nine months ended March 31, 2005. Net cash used by investing activities was $13,396. Net cash provided by financing activities was $2,267,791, of which $1,897,000 was from the sale of our restricted common stocks; stockholder loans of $460,417 net of repayments of $89,626.

To date, we have funded our activities principally from the issuance of shares of restricted common stock to; (a) an institutional investor for net proceeds of $1,810,000 and accredited investors for net proceeds of $87,000; (b) our Chairman of the Board totaling $850,000; (c) from stockholder loans totaling $2,673,105, including related accrued interest, and (d) a $650,000 bridge loan from a merchant banking firm. All of these funds have been loaned with 6% interest per annum. The loan from the investment-banking firm was converted in November 2002 into restricted common stock at $1.00 per share.

During the nine months ended March 31, 2005, we borrowed a total of approximately $460,417 through: (a) $450,000 from our Chairman under the long-term note as described above, and (b) $10,417 from our President, which was subsequently paid in full in 2005.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables summarize our contractual obligations and commercial commitments as of March 31, 2005:

Significant Obligations         Total        Within 1 Year        2-3 Years      4-5 Years        After 5 Years
-----------------------        -------       -------------        ---------      ---------        -------------
Capital Leases                 $    --
Operating Leases               $13,500          $13,500              $--            $--               $--

We are committed under leases for our Gainesville, Florida office and lab. The lease expires in March 2006. We do not have any capital leases.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation, with the participation of our Principal Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Principal Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended March 31, 2005, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2004, we granted 75,000 shares of common stock to Mr. Michael R. Granito for his services as a member of the Board of Directors and Executive Committee. In addition, we granted to Mr. Granito an option to acquire up to 25,000 shares of restricted common stock. These stock options were issued to Mr. Granito for his services as our Chairman of the Board. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Granito stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On July 1, 2004, we issued 62,500 shares of common stock to Mr. Gerald M. Olderman for his services as a member of the Board of Directors. In addition, we granted to Mr. Olderman an option to acquire up to 175,000 shares of restricted common stock. These stock options were issued to Mr. Olderman as a performance bonus in his capacity as our Vice President of Research and Development and Commercialization. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Olderman stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we granted 100,000 shares of common stock to Mr. George E. Friel for his services as a member of the Board of Directors, Audit Committee, Executive Committee, and Compensation Committee. In addition, we granted to Mr. Friel an option to acquire up to 5,000 shares of restricted common stock. These stock options were issued to Mr. Friel for his services as our Vice President of Chemical and Biological Affairs. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Friel stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we issued 62,500 shares of common stock to Mr. Gregory S. Schultz for his services as a member of the Board of Directors. In addition, we granted to Mr. Schultz an option to acquire up to 100,000 shares of restricted common stock. These stock options were issued to Mr. Schultz for his services as our Vice President of

Laboratory and Clinical Research. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Schultz stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 1, 2004, we granted 18,322 shares of common stock to Mr. Richard F. Caffrey for his services as a member of the Board of Directors. In addition, we granted to Mr. Caffrey an option to acquire up to 10,000 shares of restricted common stock. These stock options were issued to Mr. Caffrey for assisting us in developing our new business plan. We relied upon Section 4(2) of the Securities Actfor the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Caffrey stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. Mr. Caffrey became a board member on March 15, 2004.

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

On August 4, 2004, we amended the terms of the notes issued to Mr. Michael R. Granito, our Chairman. Of the two notes then held by Mr. Granito, the convertible note with a principal amount of $1,425,200 (of a maximum $1,500,000), convertible to common stock at a conversion price of $0.38 per share, was extended to July 31, 2005, while the second, non-convertible note, with a principal amount of $930,785, was granted identical terms to the extended convertible note, including the same conversion privileges. These notes were combined into a single note due July 31, 2006, currently with a principal amount outstanding of $1,268,625, after the $1,326,087 conversion into restricted common stock. The current principal amount (excluding accrued interest) of this note is convertible at the option of the holder, Mr. Granito, into a maximum of approximately 3,338,487 shares of restricted common stock based on the $0.38 per share conversion price (which is subject to certain anti-dilution protection provisions). We have placed restrictive legends on the note stating that the note and the shares of common stock into which the principal amount may be converted have not been registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On February 23, 2005, we sold 50,000 shares of common stock to Mr. Richard Eiferman for a price of $0.58 per share or in aggregate of $29,000 in cash. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Granito stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 23, 2005, we sold 100,000 shares of common stock to Richard Eiferman Trust for a price of $0.58 per share or in aggregate of $58,000 in cash. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Granito stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 28, 2005, we issued 8,594 shares of our common stock to Mr. Kendall Clark in exchange for approximately $5,500, which we owed to Mr. Clark for services rendered to us. The shares granted to Mr. Batich were valued at price of $0.64 per share, for an aggregate price of approximately $5,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Clark stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 28, 2005, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 5,000 shares of common stock at an exercise price of $0.64 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from February 1 to February 28, 2005. We relied upon Section 4(2) of the
Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Effective February 21, 2005, we granted to Mr. Richard Eiferman an option to acquire up to 7,500 shares of restricted common stock for his services as our consultant. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the options certificate representing the stock option issued to Mr. Eiferman stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 31, 2005, we issued 4,054 shares of our common stock to Mr. Kendall Clark in exchange for approximately $3,000, which we owed to Mr. Clark for services rendered to us. The shares granted to Mr. Batich were valued at price of $0.74 per share, for an aggregate price of approximately $3,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that
Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Clark stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 31, 2005, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 5,000 shares of common stock at an exercise price of $0.72 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from March 1 to March 31, 2005. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

                                               Quick-Med Technologies, Inc.
                                               ----------------------------
                                                      (Registrant)


Date: May 16, 2005                     By: /s/ David S. Lerner
      -----------------------              -------------------------------------
                                           David S. Lerner
                                           President and Principal
                                           Executive Officer


Date: May 16, 2005                     By: /s/ Nam H. Nguyen
      -----------------------              -------------------------------------
                                           Nam H. Nguyen
                                           Chief Financial Officer