Form 10KSB
period 2005-06-30
QUICK MED TECHNOLOGIES INC
filed 2005-09-28
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
________________

For the fiscal year ended June 30, 2005     Commission file number 000-27545

QUICK-MED TECHNOLOGIES, INC.
----------------------------------------------
(Name of registrant as specified in its charter)

Nevada	98-0204736
(State or Other Jurisdiction of organization)	(IRS Employer Identification Number)

3427 SW 42nd Way
Gainesville, Florida 32608
(352) 379-0611
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/ or any further amendment to this Form 10-KSB. [ ]

The registrant’s revenues for its most recent fiscal year were $182,000.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of September 23, 2005 (based upon the closing price of $1.05 per share on September 23, 2005) was $5,350,167.

As at September 23, 2005 there were 30,089,637 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

QUICK-MED TECHNOLOGIES, INC.

ANNUAL REPORT
ON FORM 10-KSB
For the Year Ended June 30, 2005

INDEX

Page
PART I

Item 1.	Description of Business …………………………………………………………..………..................................................................................................................................	1
Item 2.	Description of Property …………………………………………………………………….................................................................................................................................	10
Item 3.	Legal Proceedings …………………………………………………………………………..................................................................................................................................	11
Item 4.	Submission of Matters to a Vote of Security Holders …………………………..............................................................................................................................................	11

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters …………………………...............................................................................................................................	11
Item 6.	Management’s Discussion & Analysis of Financial Condition and Results of Operations ......................................................................................................................	26
Item 7.	Financial Statements …...…………………………………………………………………...................................................................................................................................	33
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure .....................................................................................................................	33

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act ……………………………...……...................	34
Item 10.	Executive Compensation …………………………………………………………….……..................................................................................................................................	38
Item 11.	Security Ownership of Certain Beneficial Owners and Management ……………….……...........................................................................................................................	40
Item 12.	Certain Relationships and Related Transactions ……………………………………….….............................................................................................................................	41
Item 13.	Exhibits and Reports on Form 8-K ……………………………………...………………....................................................................................................................................	42
Item 14.	Principal Accountant Fees and Services …………………………………………….……...............................................................................................................................	44

Signatures	…………………………............................................................................................…….......................................................................................................................................	45

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Except for historical information, the following description of our business contains forward-looking statements based on current expectations, which involve risks and uncertainties. Our actual results could differ materially from those set forth in such forward-looking statements as a result of a number of factors, including those risk factors set forth in this Amended Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our other periodic filings which are available for review at www.sec.gov. Unless specified otherwise, as used herein, the terms “we,”“us” or “our” refer to Quick-Med Technologies, Inc.

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

Our principal executive offices are located at 3427 SW 42nd Way, Gainesville, Florida 32608. Our telephone number is (352) 379-0611.

Overview

We are a life science company that develops proprietary technologies in the consumer, healthcare, and industrial markets. Our two core technologies under development are:

▪	The MultiStat™ family of methods and compounds, shown to be effective in key skin care therapy applications for the cosmetic, military, and medical markets; and
▪
Novel Intrinsically Microbicidal Utility Substrate, otherwise known as “NIMBUS™”, a family of polymers that are bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications, such as bandages and apparel.

Business Strategy

Our business strategy is to further develop and execute commercialization strategies for each of our broad technologies. MultiStat™ is being developed in a cosmetic product line, including an initial anti-aging product in launch. MultiStat™ is also being developed in one or more drug products as a post-injury treatment for mustard gas exposure, with the initial product currently under development under a Cooperative Research and Development Agreement with the United States Army. We intend to use our NIMBUS™ technology in: (a) advanced bandage products; (b) consumer products, including apparel and personal care, and (c) building materials to protect from rot or mold. With both our MultiStat™ and NIMBUS™ technologies, our business strategy is to enter into joint-development agreements with companies in the cosmetic, wound/bandage, apparel, personal care, and building materials industries to co-develop and commercialize our products.

We will continue to develop our core technologies and employ industry partners to:

•	further develop our technologies;
•	integrate our technologies into a product line; and
•	commercialize the technologies in end-markets.

Because our primary focus is to develop and commercialize our current and future technologies; we do not intend to manufacture, distribute, or market final products that employ our technologies, but rather outsource these activities to industry partners.

Our Technology

First Core Technology: MultiStat™

Matrix Metalloproteinases, or “MMPs”, are naturally occurring compounds in skin tissue. External or internal stimuli can trigger an overproduction of certain MMPs, which can produce chemical reactions within skin cells that induce adverse outcomes such as blistering, inflammation or accelerated collagen degradation. External triggers include prolonged sun exposure as well as chemical burns from warfare agents such as mustard gas. Internal triggers include natural aging in which declining estrogen levels naturally inhibit MMPs and lead to accelerated skin wrinkling. There are natural or synthetic compounds that safely inhibit MMP overproduction in the skin (MMP-inhibitors, or “MMPIs”). These MMPIs can be topically applied to mitigate the affects of triggering mechanisms. The bioscience of MMPI research includes the identification of safe compounds that individually or in combination yield a specific beneficial outcome. MultiStat™ represents our family of patented compounds and techniques relating to MMP inhibition. MultiStat™’s array of uses has been documented in a series of clinical findings by our scientists, who are consultants, employees, or third party scientific laboratories, or published by other academic researchers.
We are working to commercialize MultiStat™ in the following areas:

Cosmetics

Based on clinical studies performed by us and by The Collaborative Group Ltd., which as of July 30, 2004, was acquired by Engelhard, Inc., MultiStat™ has shown success in improving the appearance of fine lines and wrinkles associated with the signs of skin aging, or deterioration resulting from natural aging or sun damage. Additionally, MultiStat™ has been shown in the same clinical studies to have applications for other conditions, such as skin roughness or redness.

During September 2002, we executed an exclusive multi-year distribution agreement with The Collaborative Group, Ltd., a specialty chemical company that provides ingredients and formulations to the skin care industry. This agreement provides for The Collaborative Group, Ltd. to employ MultiStat™ in their product development, to be followed by marketing and sales of MultiStat™-related skin care products. In June 2003, the first phase of product development was completed, and in approximately July 2003, The Collaborative Group, Ltd. launched its first product employing Multistat™, EquiStat™, a performance ingredient for anti-aging skin care products.

The EquiStat™, a performance ingredient for anti-aging skin care products, has been commercialized in the Ceramide Plump Perfect product line by Elizabeth Arden in the fall of 2004.

From September 2002 to August 2005, we received revenues of approximately $220,000 under the exclusive muli-year distribution agreement with Engelhard from various customers. Although sales are increasing, however Engelhard had not met a critical milestone in this agreement.   On September 19, 2005, we sent a notice of material default and termination to Engelhard as it is in breach of its contractual obligations under the master agreement and the Product Agreement (collectively the “Agreements”). Engelhard failed at least two critical milestones (1) to develop at least one significant sales contract within one year of the effective distribution date and (2) to have us realize a combined annualized net profit of $1 million per year by May 2005. Pursuant to the termination procedure of the Agreements, we will terminate the Agreements in their entirety thirty (30) days from Engelhard’s receipt of the termination notice provided that Engelhard does not cure its material breaches among others within that time period.

In accordance with the termination provision of the Agreements, within thirty (30) days Engelhard must deliver to us any and all materials containing our trade secrets or confidential information, and must cease and desist from using our trade secrets or confidential information along with any trademark or trade names associated with our intellectual property including without limitation “EquiStat™.” We are currently assessing our legal remedies and investigating our damages.

Pharmaceutical

MMP activity has been shown generally in scientific studies to play a role in the deterioration of human tissue when exposed to chemical agents such as mustard gas. Ilomastat, a member of the MultiStat™ family of patented compounds and techniques relating to MMP-inhibition, has been demonstrated to be effective in treating mustard gas exposures based on initial efficacy studies conducted in Israel and the Netherlands by third party scientific laboratories. We are attempting to develop Ilomastat as a post-injury agent for mustard gas exposure.

In November 2000, we entered into a six-year Cooperative Research and Development Agreement, otherwise known as CRADA, with the U.S. Army Medical Research Institute for Chemical Defense at Edgewood, Maryland, to develop a post-injury agent for mustard gas exposures to the eye and skin.

Second Core Technology: NIMBUS™

Novel Intrinsically Microbicidal Utility Substrate, otherwise known as NIMBUS™, refers to a family of patents, techniques, and other intellectual property in which advanced polymer chemistry is used to bond biologically active molecules onto substrates. Choices of the substrate, the bonded molecules, or the method of bonding creates products that can be modified to produce varying product attributes. The most significant commercial application of NIMBUS™ is in creating antimicrobial products. By altering aspects of the formulation, the product can be made to be super-absorbent as well as antimicrobial. Alternatively, the product can be made to have hemostatic properties, or the ability to stop bleeding. A distinguishing feature of NIMBUS™ treated material, as demonstrated in a range of standardized tests by us and a third party microbiology testing company, is that the microbicide is effective against a broad range of bacteria, and the active ingredient does not leach off the substrate.

We, in collaboration with the University of Florida at Gainesville have developed a new generation of our NIMBUS™ technology making it significantly more cost-effective and valuable in medical applications.

NIMBUS™ is a powerful microbicidal agent that can be permanently bonded to materials such as cotton, cotton blends or polyurethane to create advanced wound dressings, fabrics or other medical or consumer products. The new technology significantly reduces production cost and is highly effective against key strains of bacteria that have become resistant to antibiotics commonly used to treat infections. Importantly, the new technology has been designed to sharply reduce the possibility that any bacteria could develop resistance to the treated articles.

The results are based on six years of research conducted by us and the University of Florida on new techniques of bonding our NIMBUS™ technology to various substrates. Prior test results have shown that this material can kill up to 99.9999% of most bacteria types including those often found on a person’s skin, such as Staphylococcus aureus, or Staph., as well as common odor-causing bacteria and the fungus that causes athlete’s foot. New tests performed earlier this year by Biological Consulting Services, an independent research laboratory based in Florida, using industry standard test AATCC-100, confirm that the next generation of NIMBUS™ kills 99.9999% of MRSA (Methicillin-Resistant Staphylococcus Aureus) and VRE (Vancomycin-Resistant Enterococcus), two potentially lethal bacteria strains that have become resistant to traditional antibiotics and are now responsible for many hospital and nursing home infections.

We are attempting to commercialize NIMBUS™ in a number of industries where we believe that this technology provides a solution to a defined need or an opportunity to create attractive products. Our business strategy here is to partner or license to firms in end-markets for adapting and implementing the technology in that industry.
We believe that the potential applications for NIMBUS™ include the following markets:

POTENTIAL MARKETS FOR NIMBUS™

Healthcare	Consumer	Industrial
o Hemostatic bandage - life threatening injury o Chronic wound dressing o Anti-bacterial wound dressing	o Cosmetic o Feminine care o Baby care o Wipe	o Building material o Wallboard o Cellulose insulation o Hospitality industry
o Blood collection container o Urinary drainage system o Catheter o Surgical drapes, apparel and wound care products o Antiseptic wipes & sprays o Prep solutions	o Clothing o Linen o Food storage o Facemask o Skin sanitizer o Container o Paper Towel o Napkins o Bedding	o Fiber glass insulation o Paper - Pulp, Fiber o Wood preservation o Pesticide o Protective clothing o Wipe o Filter o Packing material o Protective clothing
	o Footwear o Adult incontinence o Personal care o Oral care o Footwear o Contact lens	o Preservative o Food contact o Food service o Wine Corking

We are focusing our NIMBUS™ technology on the following three industries:.

•
Bandages, Wound Dressings and Related Products: Potential Bandage products under development that use the NIMBUS™ technology have undergone proof of concept testing to demonstrate their target characteristics, such as bacterial resistance or the ability to control bleeding.

•
Apparel: Apparel products being developed that use the NIMBUS™ technology have undergone proof of concept testing to demonstrate target characteristics such as resistance to odor causing bacteria and discoloration.

•
Building Materials: Building materials potential products that use the NIMBUS™ technology, such as wallboard and insulation, have undergone proof of concept testing to demonstrate target characteristics such as the ability to inhibit mold.

Competitive Business Conditions

The research and development pertaining to our technologies, which underlie our MMP-inhibitor (MultiStat™), microbicidal (NIMBUS™) and potential future products, is extremely competitive and is characterized by rapid technological change. Many of our competitors have substantially greater financial, scientific, and human resources, and as a result greater research and product development capabilities. In addition, many of our competitors have greater experience in marketing such technologies and products and greater potential to develop revenue streams. As a result, our competitors may be able to develop and expand their competing product offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, devote greater resources to marketing and sales of their products and adopt more aggressive pricing policies than we can.

Our competitors are located in the United States as well as around the world and include:

•	Personal Care companies;
•	Wound care companies;
•	University or university-sponsored research organizations; and
•	Government-sponsored research organizations.

Specific examples of competition to our NIMBUS™ microbicidal technology and potential future products using that technology, include products utilizing fibers embedded with silver and/or copper ions to induce anti-bacterial and/or anti-fungal capabilities, or other microbicidal technologies. Competing companies developing or offering such products include:

•	Agion Technologies, Inc.;
•	E.I. du Pont de Nemours Company (DuPont - NYSE:DD);
•	Noble Fiber Technologies; and
•	Microban International, Ltd.
•	Aegis Environments

We will attempt to overcome the competitive advantages of our competitors by entering into co-develop agreements with industry leaders in the potential markets with exclusivity clauses for future license agreements.

Intellectual Property: Patents, and Exclusive License Patents

Our strategy is to obtain original patents or, to the extent reasonably available, exclusive composition and use licenses to patents relating to core technologies and their use in targeted applications.

Patent Related Agreements

Agreement with The University of Florida at Gainesville

On December 3, 2002, we entered into a licensing agreement with The University of Florida that will give us exclusive worldwide rights for the manufacturing, marketing, and distribution of our NIMBUS™ and topical Ilomastat technologies. The license, which covers both awarded patents and patent applications, builds on intellectual property already owned by us, that includes, non-exclusive rights to these same technologies or other rights obtained through prior agreements.

Licensed Patents

We have executed a license agreement with Dr. R. Galardy and Dr. D. Grobelny to practice certain rights under patents relating to a family of MMPIs. We are using these rights to develop both the cosmetic anti-aging products and vesicant skin treatment products. The United States of America and foreign patent rights, including but not limited to Germany, Spain, France, United Kingdom, and Italy have been licensed to us for these applications.
We have also executed a license agreement with University of Michigan on May 20th, 2005 to practice certain rights under patents relating to the use of MMPIs for treating skin aging.

Other Patent Related Agreements

We also have an agreement with The Collaborative Group, Ltd. (now a unit of Engelhard Corporation) that provides The Collaborative Group Ltd. with exclusive worldwide right to develop and market certain products relating to skin care that employ the Company’s Multistat™ family of MMPIs.

Agreements with Employees and Consultants

With the exception of Drs. Schultz and Batich discussed below, all of our employees and scientific consultants have signed agreements that assign to us all intellectual property rights to any inventions or other proprietary information in any area in which that person is working with us. These agreements do not provide for the payment of any royalties. Dr. Gregory Schultz and Dr. Christopher Batich, who are on the faculty of The University of Florida at Gainesville, are the only consultants who currently have any rights in any intellectual property that may be shared with us. Under the University of Florida policy, any rights obtained by Drs. Schultz and Batich are assigned to the University. Drs. Schultz and Batich may be paid a royalty by the University out of royalties that may be paid by us to The University of Florida.

Issued, issued pending - U.S. & Foreign Patents

We have filed or own joint or exclusive rights to patent applications for:

U.S. ISSUED PATENTS

Number	Issued Date	Expiry Date	Description
5,183,900	February 1993	November 21, 2010	Matrix metalloprotease inhibitors (MMPIs)
5,189,178	February 1993	November 21, 2010	Matrix metalloprotease inhibitors (MMPIs)
5,239,078	August 1993	November 21, 2010	Matrix metalloprotease inhibitors (MMPIs)
5,270,326	December 1993	November 21, 2007 (November 21, 2010)	Treatment of tissue ulceration
5,696,147	December 1997	November 21, 2010	Inhibition of angiogenesis by synthetic matrix metalloprotease inhibitors (MMPIs)
5,773,438	June 1998	June 30, 2015	Synthetic matrix metalloprotease inhibitors (MMPIs) and use thereof
5,892,112	April 1999	April 6, 2016	Process for preparing synthetic matrix metalloprotease inhibitors (MMPIs)
6,713,074	March 2004	June 29, 2011	Cosmetic Composition and method

The above table includes patents, which are jointly owned by Quick-Med Technologies and an arm of The University of Florida, as well as patents that are licensed to us by Drs. Galardy and Grobelny.

RELATED FOREIGN ISSUED PATENTS

Number	Country(ies)	Expiry Date(2)
EPO 558681(1)	Europe (Germany, Spain, France, Great Britain, Italy)	November 21, 2011
EPO 558648(1)	Europe (Germany, France, Great Britain, Italy)	November 21, 2011
1971367	Japan	November 21, 2011
652016	Australia	November 21, 2011
773532	Australia	December 8, 2019
004160	Russia	December 8, 2019
2096223	Canada	November 21, 2005
99814229.8	China	December 8, 2019

Notes:
(1)	Issued by the European Patent Office. Registered in Germany, France, Great Britain, and Italy.
(2)	Maintenance of patent protection through the expiration date is contingent upon payment of yearly fees. All are active as of September 23, 2005.

PENDING PATENT APPLICATIONS - UNITED STATES

▪	Intrinsically bactericidal absorbent dressing and method of fabrication

▪	Absorbent materials covalently-bonded, nonleachable polymeric antimicrobial surfaces and methods for preparation.

▪	Cosmetic Composition and method

▪	Composition and method for minimizing or avoiding the adverse effects of vesicants

▪	Materials and Methods for treating lumber and wood

▪	Improved antifungal gypsum board*

▪	Antimicrobial and antiproteolytic wound dressing and method*

▪	Silicates and other oxides with bonded antimicrobials polymers*

▪	Controlled release of biologically active substances from select substrates

▪	Synthetic matrix metalloprotease inhibitors and uses thereof

▪	Improved matrix metalloprotease inhibitors

▪	Method of attaching an antimicrobial compound to the surface of a substrate

▪	Disinfectant with prolonged activity based on alcohol-soluble quaternary ammonium copolymers

▪	Controlled release wound dressing based on a polyelectrolyte network using carboxymethyl cellulose

* NOTE:  United States filing imputed from designation in International Patent Application filed under the Patent Cooperation Treaty.

PENDING PATENT APPLICATIONS - FOREIGN

▪	Intrinsically bactericidal absorbent dressing and method of fabrication

▪	Absorbent materials covalently-bonded, nonleachable polymeric antimicrobial surfaces and methods for preparation.

▪	Cosmetic Composition and method

▪	Composition and method for minimizing or avoiding the adverse effects of vesicants

▪	Materials and Methods for treating lumber and wood

▪	Improved antifungal gypsum board

▪	Antimicrobial and antiproteolytic wound: dressing and method

▪	Silicates and other oxides with bonded antimicrobials polymers

▪	Controlled release of biologically active substances from select substrates

▪	Synthetic matrix metalloprotease inhibitors and uses thereof

▪	Improved matrix metalloprotease inhibitors

For all U.S. patents, the Inventor(s) is/are automatically the Applicant(s). For all foreign patents pertinent here, the Assignee(s), if any, is/are automatically the Applicant(s). Where both we and the University of Florida are mentioned, it is because both own the invention jointly as Assignees.

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

Distribution of Technologies/Future Products

Because we plan for industry partners in the consumer, healthcare, and industrial markets to market and distribute co-developed products or products that incorporate our technologies, we will not directly distribute such products. Instead, we will rely upon our industry partners to utilize their advertising , name recognition, and other marketing techniques to promote such products or products that incorporate our technologies.

Customers

Because our technologies are intended to be used in potentially widely used products that are used by the general public, such as cosmetic anti-aging products, bandage products, apparel and personal care, and building materials, we do not anticipate becoming dependent upon a few customers; however, to the extent that we enter into agreements with industry partners upon which we will become dependent for the marketing and distribution of such products, should any such agreements be terminated for any reason, our potential revenues and operations will be negatively impacted.

Employees

We have four (7) full time employees consisting of:

•	Our President, who directs our operations and our business development projects and executes our business strategy;
•	Two Senior Research Scientists, who are responsible for testing and also participates in our product development projects;
•	A Director of Research and Business Development in Medical Devices, who is responsible in business development in the wound care industry.
•	A Research Scientist, who is responsible in assisting the senior research scientist with testing and product development projects; and
•	A Product Development Engineer, who assists the research scientists with the product development projects.
•	A Microbiologist, who conducts the microbiogical testing and assists in developing the applications of our technologies.

We also utilize several consulting scientists with PhD in their fields and several part time employees to provide the necessary expertise in performing testing and participating in certain of our development projects.

Additionally, we utilize a full time consulting scientist who holds a doctorate in Physical Chemistry, who directs our research and development.

Cost of Compliance with Environmental Laws

Because our potential products will be manufactured and sold by third parties, we are not directly subject to environmental laws.

Research and Development

During our fiscal year ended June 30, 2005, we spent $867,013 on research and development. During our 2004 fiscal year, we spent $348,449 on research and development. We intend to continue our research and development efforts during the current 2006 fiscal year.

Government Regulation

The research and development, manufacture, and marketing of human pharmaceutical and diagnostic products and devices are subject to regulation, in the United States primarily by the Food and Drug Administration, and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other matters, research and development and the testing, manufacturing, safety, handling, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of the products like those we are developing.

Failure to comply with applicable regulatory requirements can result in the refusal by regulatory agencies to approve product licensing or the revocation of approvals previously granted. Non-compliance can also result in fines, criminal prosecution, recall or seizure of products, total or partial suspension of production, or refusal to enter into additional contracts.

We have not filed for regulatory approval of any potential products as none of our products have reached the stage of development where filing for regulatory approval is required, or the products are exempt from filing requirements. Any regulatory approvals that are received for a product may be subject to limitations on approved uses for the product. After obtaining marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the Food and Drug Administration and other regulatory authorities. If previously unknown problems with the product or with the manufacturer or facility are discovered, restrictions may be imposed on the product or manufacturer, including an order to withdraw the product from the market. If we, and any contract manufacturers we choose to engage, fail to comply with applicable regulatory requirements, we may be fined, suspended or subject to withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

We work with a law firm specializing in regulatory affairs with respect to the pharmaceutical, cosmetic, and medical device industries. This firm will be able to assist us with the following regulatory activities when required:

•	Regulatory Strategy and Liaison with the Food and Drug Administration;
•	Non-clinical and clinical program assessment/development
•	Non-clinical and clinical protocol review/monitoring of studies;
•	Regulatory affairs management/guidance;
•	Product development and launch strategy;
•	Validation of methods/processes;
•	Product development strategies/assessment;
•	Product compliance; and
•	Label and labeling compliance.

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

Our corporate headquarters are located at 3427 SW 42nd Way, Gainesville, Florida. This 3,200 square foot premises is composed of two offices and an equipped laboratory. We pay monthly lease payments of $1,518 and our lease expires in March 2006.

In accordance with a verbal agreement between our President and us, we lease and occupy 500 square feet of office space at the residence of our President in Boca Raton, Florida, which we use for administrative purposes. This space is provided to us at a fixed gross rental rate of $575 per month by our President. This lease expires in July 2006.

We lease 2,900 square feet of an equipped laboratory space at 3427 SW 42nd Way, Gainesville, Florida. We pay monthly lease payments of $1,215. Our lease expires in March 2006. In April 2005, we obtained additional laboratory space of approximately 900 square feet at the same facility for an additional monthly lease payment of $303.

We have invested from inception to date approximately $14,000 for leasehold improvements and equipment for our laboratory. Our offices and laboratory facilities are in good condition and are sufficient to conduct our operations.

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

Not applicable, as no matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on September 4, 2002 on the OTC Bulletin Board under the symbol QMDT. The following table sets forth the range of high and low closing sale price per share obtained from www.stockwatch.com as reported by the OTC Bulletin Board for our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

Year Ended 2005
	High	Low
Fourth Quarter	$0.90	$0.66
Third Quarter	$0.88	$0.51
Second Quarter	$0.87	$0.13
First Quarter	$0.16	$0.27

Year Ended 2004
	High	Low
Fourth Quarter	$0.30	$0.11
Third Quarter	$0.27	$0.15
Second Quarter	$0.33	$0.15
First Quarter	$0.55	$0.25

Holders

As of June 30, 2005, there were 49 holders of record of our common stock. We have one class of common stock, $0.0001 par value, outstanding.

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

▪
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

▪	Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;
▪
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and

▪
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

Recent Sales of Unregistered Securities

On July 24, 2003, we granted 29,000 shares of common stock to Mr. George E. Friel for his service as a member of the board of directors and member of the executive, audit, compensation, and research & development committees. In addition, we granted to Mr. Friel an option to acquire up to 82,500 shares of restricted common stock. These stock options were issued to Mr. Friel for his services as our Vice President, Chemical and Biological Affairs. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) of the Securities Act was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Friel stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On July 24, 2003, we granted 29,000 shares of common stock to Mr. Gerald M. Olderman for his service as a member of the board of directors, and member of the research and development committee. In addition, we granted to Mr. Olderman an option to acquire up to 149,000 shares of restricted common stock. These stock options were issued to Mr. Olderman as a performance bonus in his capacity as our Vice President, Research and Development and Commercialization. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Olderman stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 24, 2003, we issued 26,000 shares of common stock to Mr. Gregory S. Schultz for his service as a member of the board of directors. In addition, we granted to Mr. Schultz an option to acquire up to 126,000 shares of restricted common stock. These stock options were issued to Mr. Schultz for his services as our Vice President, Laboratory and Clinical Research. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing the shares issued to Mr. Schultz stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 24, 2003, we granted 26,000 shares of common stock to Mr. Peter Barton Hutt for his service as a member of the board of directors. In addition, we granted to Mr. Hutt an option to acquire up to 48,000 shares of restricted common stock. These stock options were issued to Mr. Hutt for his services as our business advisor and were subsequently forfeited. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Hut stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. On November 5, 2003, Mr. Hutt resigned from the board.

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

On July 24, 2003, we granted 29,000 shares of common stock to Mr. David S. Lerner for his service as a member of the board of directors, and member of the executive committee. In addition, we granted to Mr. Lerner an option entitling him to acquire up to 113,000 shares of restricted common stock. These stock options were issued to Mr. Lerner as a performance bonus in his capacity as our President. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Lerner stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On September 25, 2003, we issued 50,000 shares of our common stock to Investors Relations Group, Inc. in exchange for approximately $27,000, which we owed to Investors Relations Group, Inc. for services rendered. The shares issued to Investor Relations Group, Inc. were valued at a price of $0.54 per share, or an aggregate price of approximately $27,000.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Investor Relations Group Inc. stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and resale.

On September 24, 2003, we issued 44,422 shares of our common stock to Ms. Dorothy Lerner, a shareholder and our President's mother, in return for $11,105, including principal and interest, which we owed to Ms. Lerner for monies that we had borrowed from Ms. Lerner.  The shares issued to Ms. Lerner were valued at a price of $0.25 per share, or an aggregate price of $11,105. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificates representing the shares issued to Ms. Lerner stating that the securities were not registered under the Securities Act and were subject to restrictions on their transferability and resale.

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

On April 2, 2004, we granted 200,000 shares of common stock to Mr. Nam H. Nguyen as part of Mr. Nguyen’s consulting agreement with us. In addition, we issued to Mr. Nguyen a warrant entitling him to acquire up to 300,000 shares of restricted common stock at an exercise price of $0.20 per share, the then current market value of our common stock, also in accordance with Mr. Nguyen’s consulting agreement with us. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Nam Nguyen stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

Effective June 30, 2004, we also granted to Ms. Sorobey a warrant entitling her to acquire up to 200,000 shares of restricted common stock at an exercise price of $0.18 per share. This warrant was issued to Ms. Sorobey as part of Ms. Sorobey’s consulting agreement with us, with vesting provisions applicable to 133,333 shares of common stock underlying this warrant. We relied upon both Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing this warrant issued to Ms. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On July 1, 2004, we issued 75,000 shares of common stock to Mr. David S. Lerner for his services as a member of the board of directors and executive committee. In addition, we granted to Mr. Lerner an option to acquire up to 175,000 shares of restricted common stock for his services as our President. These stock options were issued to Mr. Lerner as a performance bonus. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Lerner stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. .

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

On July 1, 2004, we issued 62,500 shares of common stock to Mr. Gerald M. Olderman for his services as a member of the board of directors. In addition, we granted to Mr. Olderman an option to acquire up to 175,000 shares of restricted common stock. These stock options were issued to Mr. Olderman as a performance bonus in his capacity as our Vice President, Research and Development and Commercialization. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Olderman stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On July 1, 2004, we issued 62,500 shares of common stock to Mr. Gregory S. Schultz for his services as a member of the board of directors. In addition, we granted to Mr. Schultz an option to acquire up to 100,000 shares of restricted common stock. These stock options were issued to Mr. Schultz for his services as our Vice President, Laboratory and Clinical Research. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Schultz stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On August 4, 2004, we amended the terms of the notes issued to Mr. Michael R. Granito, our Chairman. Of the two notes then held by Mr. Granito, the convertible note with a principal amount of $1,425,200 (of a maximum $1,500,000), convertible to common stock at a conversion price of $0.38 per share, was extended to July 31, 2005, while the second, non-convertible note, with a principal amount of $404,000 (subsequently increased by a further $190,000 advance by Mr. Granito to $594,000), was granted identical terms to the extended convertible note, including the same conversion privileges. These notes were combined into a single note due July 31, 2005, currently with a principal amount outstanding of $2,019,200. The current principal amount (excluding accrued interest) of this note is convertible at the option of the holder, Mr. Granito, into a maximum of approximately 5,313,684 shares of restricted common stock based on the $0.38 per share conversion price (which is subject to certain anti-dilution protection provisions). We have stated in the note agreement thatthe shares of common stock into which the principal amount may be converted have not been registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On August 31, 2004, we granted 27,047 shares of common stock to Ms. Natasha A. Sorobey as partial payment for consulting services rendered to us by Ms. Sorobey from July 1 to August 31, 2004. The shares granted to Ms. Sorobey were valued at a price ranging from$0.18 to $0.19 per share, for an aggregate price of $5,000. We relied uponSection 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On January 1, 2005, we granted 200,000 shares of common stock to Mr. Nam H. Nguyen as part of Mr. Nguyen’s consulting agreement with us. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On January 31, 2005, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 7,500 shares of common stock at an exercise price of $0.70 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from January 1 to January 31, 2005. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 23, 2005, we sold 50,000 shares of common stock to Mr. Richard Eiferman for a price of $0.58 per share or in aggregate of $29,000 in cash. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Richard Eiferman stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 23, 2005, we sold 100,000 shares of common stock to Richard Eiferman Trust for a price of $0.58 per share or in aggregate of $58,000 in cash. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Richard Eiferman Trust stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 28, 2005, we issued 8,594 shares of our common stock to Mr. Kendall Clark in exchange for approximately $5,500, which we owed to Mr. Clark for services rendered to us. The shares granted to Mr. Clark were valued at price of $0.64 per share, for an aggregate price of approximately $5,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Clark stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 28, 2005, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 7,500 shares of common stock at an exercise price of $0.64 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from February 1 to February 28, 2005. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Effective February 28, 2005, we granted to Mr. Richard Eiferman an option to acquire up to 7,500 shares of restricted common stock for his services as our consultant. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the options certificate representing the stock option issued to Mr. Eiferman stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 31, 2005, we issued 4,054 shares of our common stock to Mr. Kendall Clark in exchange for approximately $3,000, which we owed to Mr. Clark for services rendered to us. The shares granted to Mr. Clark were valued at price of $0.74 per share, for an aggregate price of approximately $3,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Clark stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 31, 2005, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 7,500 shares of common stock at an exercise price of $0.72 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from March 1 to March 31, 2005. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 30, 2005, we issued 5,380 shares of our common stock to Mr. Kendall Clark in exchange for approximately $4,250, which we owed to Mr. Clark for services rendered to us. The shares granted to Mr. Clark were valued at price of $0.79 per share, for an aggregate price of approximately $4,250. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Clark stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 30, 2005, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 7,500 shares of common stock at an exercise price of $0.79 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from April 1 to April 30, 2005. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 12, 2005, we issued 50,000 shares of common stock to Mr. Richard F. Caffrey for his business advisory services to us. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Caffrey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 31, 2005, we issued 10,806 shares of our common stock to Mr. Kendall Clark in exchange for approximately $8,250, which we owed to Mr. Clark for services rendered to us. The shares granted to Mr. Clark were valued at price of $0.76 per share, for an aggregate price of approximately $8,250. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Clark stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 31, 2005, we issued a warrant to Mr. Kyle B.A. Scott entitling him to acquire up to 7,500 shares of common stock at an exercise price of $0.81 per share, the then-current market value of our common stock. This warrant was issued to Mr. Scott as partial payment for services rendered to us by Mr. Scott from May 1 to May 31, 2005. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to Mr. Scott stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 11, 2005, we issued 20,000 shares of common stock to Mr. Roy Carr as part of his employment compensation with us. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Carr stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 29, 2005, we issued 16,666 shares of common stock to Mr. William Toreki, III as he exercised his stock option at $0.15 per share or an aggregate price of $2,500. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Toreki stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 30, 2005, we issued 5,000 shares of our common stock to Federick & Company, Inc. in exchange for services rendered of approximately $4,000. The shares granted to Federick & Company were valued at price of $0.80 per share, for an aggregate price of approximately $4,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Federick & Company stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 30, 2005, we issued a warrant to GSP Consulting, Inc. (“GSP”) entitling GSP to acquire up to 8,048 shares of common stock at an exercise price ranging from $0.64 to $0.81 per share, the then-current market value of our common stock. This warrant was issued to GSP as partial payment for services rendered to us by GSP from January to June 2005. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to GSP stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 19, 2005, we sold 40,322 shares of common stock to Mr. Roy Carr for a price of $0.62 per share or in aggregate of $25,000 in cash. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Roy Carr stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 12, 2005, we sold 13,795 shares of common stock to Phronesis Partners, L.P. for a price of $0.62 per share or in aggregate of $8,553 in cash. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Phronesis Partners, L.P. stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 24, 2005, we issued 175,000 shares of common stock to Mr. Gerald Olderman as he exercised his stock option at $0.17 per share or an aggregate price of $29,750. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Gerald Olderman stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted 20,000 shares of common stock to Mr. Michael R. Granito for his services as a member of the board of directors, audit and executive committees. In addition, we granted to Mr. Granito an option to acquire up to 100,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Granito for his services as our Chairman of the Board. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Granito stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we issued 17,500 shares of common stock to Mr. David S. Lerner for his services as a member of the board of directors and executive committee. In addition, we granted to Mr. Lerner an option to acquire up to 150,000 shares of restricted common stock for his services as our President at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Lerner as a performance bonus. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Lerner stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted 20,000 shares of common stock to Mr. Paul G. Cerjan for his services as a member of the board of directors, executive committee, and compensation committees. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Cerjan stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we issued 17,500 shares of common stock to Mr. Gerald M. Olderman for his services as a member of the board of directors, and compensation committee. In addition, we granted to Mr. Olderman an option to acquire up to 150,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Olderman as a performance bonus in his capacity as our Vice President, Research and Development and Commercialization. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Olderman stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted 22,500 shares of common stock to Mr. George E. Friel for his services as a member of the board of directors, audit committee, executive committee, and compensation committee. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Friel stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we issued 15,000 shares of common stock to Mr. Gregory S. Schultz for his services as a member of the board of directors. In addition, we granted to Mr. Schultz an option to acquire up to 100,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Schultz for his services as our Vice President, Laboratory and Clinical Research. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Schultz stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted 17,500 shares of common stock to Mr. Richard F. Caffrey for his services as a member of the board of directors. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Caffrey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. Mr. Caffrey became a board member on March 15, 2004.

On September 9, 2005, we granted to Mr. William Toreki, III an option to acquire up to 75,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Toreki as a performance bonus. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Toreki stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Mr. Bernd Liesenfeld an option to acquire up to 50,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Liesenfeld as a performance bonus. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Liesenfeld stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Ms. Susan Leander an option to acquire up to 25,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Ms. Leander as a performance bonus. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Ms. Leander stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Mr. David Moore an option to acquire up to 20,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Moore as a performance bonus. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Moore stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale

On September 9, 2005, we granted to Mr. Paul Dominguez an option to acquire up to 15,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Dominguez as a performance bonus. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Dominguez stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Mr. Roy Carr an option to acquire up to 25,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Carr as a performance bonus. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Carr stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Ms. Natasha Sorobey a warrant to acquire up to 25,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Ms. Sorobey as a performance bonus. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Mr. Christopher Batich a warrant to acquire up to 50,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Batich as a performance bonus. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Batich stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Mr. Nam Nguyen an option to acquire up to 150,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Nguyen as a performance bonus. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares issued to Mr. Nguyen stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Securities Authorized for Issuance Under Equity Incentive Plans

The following table sets forth information regarding awards made through compensation plans or arrangements through June 30, 2005, our most recently completed fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities shown herein)
Equity compensation plans approved by security holders	2,889,334	$1.73	1,094,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,889,334	$1.73	1,094,000

Our 2001 Equity Incentive Plan (The “Plan”) authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The Plan was amended and restated to increase the total number of shares available to grant to 4,000,000 shares. We reserved 4,000,000 shares of our common stock for awards to be made under the 2001 Plan. The 2001 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2001 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of 2001 and methods of exercise. Options must vest within ten years. The Plan description and its activities up to the fiscal year ended are disclosed in our financial statements for the fiscal year ended contained herein. The number of options under the 2001 Plan available for grant at June 30, 2005 was 1,094,000.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes included therein. The terms "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include substantial regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (f) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (g) we do not currently carry product liability insurance and should we be subject to product liability claims, our financial condition may be adversely affected; (h) our operations had been largely funded by our Chairman of the Board, and are currently funded by our equity financings in November 30 and December 31, 2004, however, there are no assurances that the equity financings will be sufficient to ensure our future financial performance; (-i) we have substantial debt obligations due to our Chairman of the Board, who had funded our operations, debt obligations of which are secured by our assets and revenues and which are senior obligations due by us; and (j) other risk factors discussed in our periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Our business model has attempted and will continue to attempt to develop the following revenue segments:

•	License fees;
•	Profit sharing related revenues;
•	Research and development fees paid to us in connection with joint development agreements; and
•	Government research and development grants.

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS™ and MultiStat™ technologies:

•	Healthcare and medical;
•	Apparel;
•	Cosmetic;
•	Personal care companies; and
•	Building materials industry.

Uncertainties and Trends
Our revenues are dependent now and in the future upon the following factors:

•	Acceptance of our products or future products in the marketplace;
•	Our partner’s ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our services to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products; and
•	Our ability to obtain regulatory approval of our future products.

Uncertainties or trends that may affect our business also include the possibility that known or unknown competitors may develop products with similar applications to our proposed products, which may prove to be superior in performance and/or price to our products.

Capital Expenditures and Requirements

From 2000 to 2005, we have spent approximately $370,000 on the acquisition of patents and exclusive license agreements. We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobeiny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobeny with our common stock and cash for the exclusive license of the Ilomastat technology invented by them.

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

Results of Operations

Comparison of Years Ended June 30, 2005 and 2004

Revenues. During the year ended June 30, 2005 we had revenues of $181,723 , compared to $48,000 of revenues for the year ended June 30, 2004, representing a 279% increase in our revenues. Our revenues during the year ended June 30, 2005 consisted of: (a) $138,723, which represented our proportionate share of the product sales by a cosmetic and personal care division of Engelhard Corporation (“Engelhard”), in connection with a master agreement we have with Engelhard Corporation for product development, manufacturing and distribution; (b) $28,000 which represented the fees related to our research agreement with Johnson & Johnson Wound Management, a division of ETHICON INC., a Johnson & Johnson company, which was completed in June 2005; and (c) $15,000 which represented a pro rata share of the fees related to the research agreement unrelated to our core technologies, which was completed in July 2005. During our fiscal year 2004, from December 2003 to March 2004, we had revenues of $48,000 from a specialty chemical manufacturer, Noville, Inc.; however, in April 2004 Noville, Inc. terminated its revenues arrangement with us.

In connection with the master agreement with Engelhard Corporation, in August 2002 we signed a product development and distribution agreement for Ilomastat with Engelhard (the “Product Agreement”). The Product Agreement requires Engelhard to obtain at least one significant sales contract within one year of the effective distribution date, as defined, that we realize the combined annualized net profit run rate milestone of at least $1 million per annum by May 2005. On April 18, 2005, we sent a notice to cure to Engelhard for the noncompliance on the one significant sales contract provision and to determine the achievability of the key profit milestones.

On September 19, 2005, we sent a notice of material default and termination to Engelhard as it is in breach of its contractual obligations under the master agreement and the Product Agreement (collectively the “Agreements”). Engelhard failed at least two critical milestones (1) to develop at least one significant sales contract within one year of the effective distribution date and (2) to have us realize a combined annualized net profit of $1 million per year by May 2005. In accordance with the termination procedure provided for in the Agreements, we will terminate the Agreements in their entirety thirty (30) days from Engelhard’s receipt of the termination notice provided that Engelhard does not cure its material breaches among others within that time period.

In accordance with the termination provision of the Agreements, within thirty (30) days Engelhard must deliver to us any and all materials containing our trade secrets or confidential information, and must cease and desist from using our trade secrets or confidential information along with any trademark or trade names associated with our intellectual property including without limitation “Equistat™.” We are currently assessing our legal remedies and investigating our damages.

Operating Losses. Operating losses for the year ended June 30, 2005 decreased by 19% or $441,171 to ($1,927,343) for the year ended June 31, 2005 from ($2,368,514) for the year ended June 30, 2004. The decrease in operating loss was primarily due to a reduction of $610,185 or 54% in non-cash stock-based compensation offset by a $230,585 or 66% increase in research and development expenses, and an increase of $62,601 or 8% in general and administrative expenses for those comparable prior periods, as described in more detail below.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased $610,185 or 54% to $516,072 for the year ended June 30, 2005, from $1,126,257 for the year ended June 30, 2004. This decrease in non-cash stock based compensation was attributed to several factors. First, we issued a larger number of approximately 1,200,000 stock options to our directors, employees and consultants in 2004 at an exercise price at market value of $0.55 per share as compared to approximately 585,000 stock options issued in 2005 at an exercise price of an average closing price of $0.17, which resulted in the recognition of a large compensation expense in 2004. Second, during both 2004 and 2005 we paid our directors for their services with our restricted common stock- ; however, the $0.55 per share issuance price was much higher in 2004 as compared to the $0.17 per share issuance price for those in 2005 . Third, we took a charge of approximately $218,000 for stock options issued in previous fiscal years but were vested in 2004. We did not have a similar stock option charge in 2005. Fourth, we also took a charge of $90,000 in stock-based compensation in 2004 as a result our issuing 1,000,000 shares of our common stock to our Chairman of the Board for $250,000 in cash at a discount price of $0.25 per share from the closing trading price of $0.34 per share on that day. Later, we also issued 1,400,000 shares of stock to our Chairman of the Board for $350,000 in cash at a premium price of $0.25 per share as compared to the closing trading price of $0.16 per share on that day. However, no gain was reported for this transaction. Finally, this decrease was offset by the issuance of restricted common stock as payment for services rendered during the year ended June 30, 2005.

Research and Development Expense. Research and development expense increased by $230,585 or 66% to $867,013 for the year ended June 30, 2005, from $348,449 for the year ended June 30, 2004, as a result of increased research projects, additional hiring of scientists and increased usage of scientific consulting services, especially in the period from January to June 2005.

General and Administrative Expense. General and administrative expense increased by $62,601 or 8% to $867,013 for the year ended June 30, 2005, from $804,412 for the year ended June 30, 2004. This increase in our general and administrative expenses is primarily attributed to significant corporate legal fees related to our equity financings, our corporate governance expenses, our patent maintenance fees, additional consulting expenses incurred in 2005, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above.

Other Income. During the year ended June 30, 2005, we had $17,478 in other income, which represented a gain from a debt settlement of the legal fees we owed to a law firm. This law firm entered into a bankruptcy proceeding. We reached a settlement agreement with the trustee for the estate of the law firm at the amount less than the carrying liability. There was no such gain in 2004.

Interest Income.  During the year ended June 30, 2005, we had $9,709 in interest income, which represented interest earned on our certificate of deposits and money market account funded by the equity financings during the period. There was no interest income in the comparable period in prior year.

Interest Expense. Interest expense for the year ended June 30, 2005 increased $7,829 or 8% to $100,871, compared to $93,042 for the year ended June 30, 2004. This increase was due to the larger average outstanding loan balance of approximately $1,900,000 due to our Chairman and President during the year ended June 30, 2005, compared to an approximate $1,500,000 average loan outstanding during the year ended June 30, 2004.

Net Loss. Net loss for the year ended June 30, 2005 was ($1,927,343) or ($0.08) per share compared to ($2,368,514) or ($0.14) per share for the year ended June 30, 2004. This decrease is primarily attributable to a reduction in non-cash stock-based compensation, offset by an increase in research and development expenses and an increase in general and administrative expense.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2005 and 2004 as we have experienced recurring losses and negative cash flows from operations in these periods. In addition, we have a net capital deficiency. These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at June 30, 2005 was $844,309, as compared with $1,215,659 at March 31, 2005, $1,673,781 December 31, 2004, $20,645 at September 30, 2004 and $19,805 at June 30, 2004.

Equity Financing and our Cash Requirements

On November 30, 2004, we completed an agreement to sell 5,000,000 shares of our restricted common stock to Phronesis Partners, L.P. (“Phronesis”), a Delaware limited partnership, for $1,000,000 before commission and expenses (the ”Stock Purchase Agreement”). On November 30, 2004, we received $880,000 net of commission and expenses of $120,000. In connection with the Stock Purchase Agreement, our Chairman of the Board, Mr. Granito, converted $500,000 of the convertible debt we owed to him into 1,315,790 shares of our restricted common stock at a conversion price applicable to the convertible debt of $0.38 per share. In connection with the Stock Purchase Agreement, Phronesis and we completed a Warrant Agreement, in which we granted Phronesis certain warrants to purchase shares of our restricted common stock at an exercise price as defined in the Warrant Agreement. The Warrant Agreement expires on February 5, 2005 and provides for a maximum investment of $1,000,000 by Phronesis through the exercise of warrants. On December 31, 2004, Phronesis and we agreed to amend the exercise price for the warrant price to $0.46 per share. All other terms of the Stock Purchase Agreement and the Warrant Agreement remained the same. On the same date, Phronesis exercised its warrant to purchase 2,173,913 shares of our restricted common stock at a per share price of $0.46, or an aggregate purchase price of $1,000,000 before commission of $70,000.

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

In June 2005, we issued 16,666 shares of restricted common stock for an aggregate exercise price of $2,500 in cash from the exercise of an employee stock option.

In July 2005, we issued 40,322 shares of restricted common stock for an aggregate purchase price of $25,000 in cash.

In August 2005, we issued 13,795 shares of restricted common stock for an aggregate purchase price of $8,553 in cash.

In August 2005, we issued 175,000 shares of restricted common stock for an aggregate exercise price of $29,750 in cash from an exercise of a stock option.

Based on our cash position at June 30, 2005, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $149,000 per month or an aggregate of approximately $1,788,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $75,000 per month or an aggregate $900,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $45,000 in payroll for scientists; (b) $15,000 for outside research and development expenditures; and (c) $15,000 for chemical supplies, and laboratory operating expenses, including rent expense.

•	Patent related legal fees of approximately $20,000 per month or an aggregate $240,000 annually; and
•
Operating expenses of approximately $54,000 per month or an aggregate $648,000 over the next twelve (12) months, including officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $844,309 as of June 30, 2005 will satisfy our cash requirements for about five and a half (5.5) months.
If necessary, we intend to raise additional cash by means of equity and or debt financing. Additionally, we plan to implement a cash conservation strategy by paying with our shares and reducing the usage of consulting services. There are no assurances that equity and/or debt financing or our cash conservation strategy will be successful or sufficient to meet our cash requirements. l.

As of June 30, 2005, we have notes outstanding to our Chairman of the Board totaling $1,268,625. During the year ended June 30, 2005, the short-term note with our Chairman of the Board was consolidated with the long-term convertible note under the same terms. The maturity date was extended to July 1, 2006 from July 1, 2004. On November 30 and December 31, 2004, a total of $1,326,087 of the long-term convertible note was converted into 3,489,703 shares of our restricted common stock. Our President’s note payable is a short-term note with no specific repayment terms. During the year ended June 30, 2005, we repaid in full our President’s note payable.

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

At June 30, 2005, we had a working capital of $742,389, primarily due to: (a) an accrued interest on the stockholder loan totaling $37,746, and (b) accounts payable of $113,282. At June 30, 2005, we had a stockholders’ deficit of $352,209 a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used by operating activities was $1,426,485 for the year ended June 30, 2005. Net cash used by investing activities was $19,302. Net cash provided by financing activities was $2,270,291, of which $1,897,000 was from the sale of our restricted common stocks; stockholder loans of $460,417 net of repayments of $84,256.

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

During the year ended June 30, 2005, we borrowed a total of approximately $460,417 through: (a) $450,000 from our Chairman under the long-term note as described above, and (b) $10,417 from our President, which was subsequently paid in full in 2005.

In September 2003, the stockholder loan payable of $9,300 plus accrued interest was converted into restricted common stock at the conversion rate of $0.25 per share.

In September 2003, approximately $27,000 of accounts payable was paid through the issuance of 50,000 shares of restricted common stock.

In December 2004, approximately $13,267 of accounts payable was paid through the issuance of 66,335 shares of restricted common stock.

Contractual Obligations And Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2006:

Significant Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Capital Leases	$-
Operating Leases	$13,662	$13,662	$-	$-	$-

We are committed under lease for our Gainesville, Florida office and laboratory facilities. This lease expires in March 2006. We do not have any capital leases.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), entitled “Share-Based Payment.” This statement eliminates the alternative to use the intrinsic value method of accounting for stock options issued to employees. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fairvalue of those awards. This statement applies to all wards granted, modified, repurchased or cancelled as of the beginning of the interim or annual reporting period that begins after June 15, 2005. The Company will apply the Statement beginning its fiscal year on July 1, 2005. In addition, compensation cost will be recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures. This statement also requires additional disclosures in the notes to the financial statements. We are currently evaluating the impact of adopting this statement. All of the employee stock options were vested as of June 30, 2005. However, we expect that this statement will have an impact on our balance sheet and statement of operations. The impact of this statement on our financial position, results of operations, or cash flows will be dependent on the size of the awards of equity instruments to our employees, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life.

ITEM 7.	FINANCIAL STATEMENTS

The information required by this item is included in pages F-1 to F-18 attached hereto and incorporated herein by reference. The index to our annual financial statements for the year ended June 30, 2005 can be found on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our principal executive officer and Chief Financial Officer, of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and our Chief Financial Officer have concluded that as of June 30, 2005, the end of the period covered by this Annual Report on Form 10-KSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our fiscal year ended June 30, 2005, there was no change in the our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	Other Information

None.

                                                                                                                                                                33

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held for our directors, executive officers and significant employees.
Our executive officers, key employees and directors are as follows:

Name	Age	Position
Michael R. Granito (1)	53	Chairman of the Board
David S. Lerner (1)	52	Founder, President, and Director
George E. Friel (1)	63	Vice President, Chemical & Biological Affairs, and Director
Paul G. Cerjan (1)	67	Vice President, Worldwide Military Affairs, and Director
Gerald M. Olderman (1)	72	Vice President, Research & Development and Commercialization, and Director
Gregory S. Schultz (1)	55	Vice President, Laboratory & Clinical Research, and Director
Richard F. Caffrey (1)	63	Director
Nam H. Nguyen	48	Chief Financial Officer
Natasha A. Sorobey	36	Corporate Secretary, and Corporate & Investor Relations

NOTE: (1) Directors with term to expire on the next annual meeting or until his successor has been duly elected and qualified.

Mr. Granito has served as our Chairman since July 2000. In September 2003, Mr. Granito joined Federated Investors, Inc. as senior vice president and head of capital market research.  From July 1979 to December 2002, Mr. Granito was the managing director and head of capital market research of J.P. Morgan Fleming Asset Investment Management located in New York City. From 1984 through 1996 he served as an adjunct Professor of Finance at Yale University and New York University. Mr. Granito has authored a book and 14 papers on finance and foreign exchange topics. In 1973, Mr. Granito earned a B.S. and a B.A. in Economics from the University of Pennsylvania.

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

Mr. Olderman has served as our Vice President, Research & Development and Commercialization since July 1997, and as our Director since July 2000. Mr. Olderman brings 35 years of healthcare experience, 31 years of technical management experience, and 25 years serving as the head of research and development activities for fortune 500 companies. Since November 1996, Mr. Olderman has been a Vice President and Associate of R.F. Caffrey & Associates Inc., a management consultant to medical device companies and suppliers. Prior to joining R.F. Caffrey & Associates, Mr. Olderman served as Director and head of research and development for C.R. Bard, Inc.'s Cardiopulmonary Division, where he organized a new product development process in which 19 new medical devices were developed. Mr. Olderman also served as Vice President for domestic and international research and development for the Pharmaceutical Division of Baxter Healthcare Corp. and Vice President for research and development for the Converters, a division of American Hospital Supply Corporation prior to its acquisition by Baxter Healthcare Corporation, where he led product development and made material changes that helped increase market share from 30% to 45% within a $750 million market. Mr. Olderman has also served as Vice President for research and development and as a director for Surgikos, Inc. a subsidiary of Johnson & Johnson. Mr. Olderman received a B.S in Chemistry from Rensselaer Polytechnic Institute in New York. He also holds an M.S. in Physical Chemistry and a Ph.D. in Physical Chemistry from Seton Hall University in New Jersey.

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

Mr. Nguyen has been our Chief Financial Officer since August 2004. Since January 2003, he has provided accounting services through his professional firm. From November 2003 until July 2004, Mr. Nguyen served as acting Secretary. Mr. Nguyen is currently president of his public accounting firm, Nam H. Nguyen, CPA, P.A. Mr. Nguyen was a Manager of Financial Controls of W. R. Grace & Co., responsible for its risk-based global audit plan for its worldwide operations. He was Vice President of Financial Reporting of John Alden Financial Corporation with responsibilities for the SEC filings and state insurance filings in the United States. A certified public accountant, who has worked for PricewaterhouseCoopers LLP, as a senior manager, Mr. Nguyen specialized in the insurance and health care business in both the United States and Europe. Mr. Nguyen is also a Certified Internal Auditor since 1998.

Ms. Sorobey joined us in September 2003 to assist with Corporate and Investor Relations. In August 2004, Ms. Sorobey was appointed as Corporate Secretary. Ms. Sorobey’s responsibilities include corporate governance and investor relations. From September 1996 to April 2001, Ms. Sorobey was Corporate Secretary and investor relations representative for Centrinity Inc., a leading provider of Unified Communications and collaborative software solutions.

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

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
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

Committees of the Board of Directors

Executive Committee. Our Executive Committee is composed of Michael R. Granito, our Chairman of the Board, David S. Lerner, our President, and Directors Paul G. Cerjan and George E. Friel. This committee’s chairman is Paul G. Cerjan. This committee acts for our Board of Directors when a meeting of the full board is not practical.

Compensation Committee. The Compensation Committee is composed of George E. Friel, Gerald M. Olderman, and Paul G. Cerjan and is chaired by George E. Friel. This committee approves, administers and interprets our compensation and health benefits, including our executive incentive programs. Additionally, this committee reviews and makes recommendations to our Board of Directors to ensure that our compensation and benefit policies are consistent with our compensation philosophy and corporate governance principles. This committee is also responsible for establishing our Chief Executive Officer or principal executive officer’s compensation.

Audit Committee. The Audit Committee is composed of George E. Friel, Michael R. Granito and Richard F. Caffrey and is chaired by George E. Friel. This committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices. Among other functions, the committee retains our independent public accountants.

Audit Committee Financial Expert

Currently, we do not have an Audit Committee “financial expert”.

Code of Ethics

We have adopted a Code of Ethics for our board members, our principal executive and senior financial officers, our other officers and our employees. A copy of this Code of Ethics is located on our website at www.quickmedtech.com. We intend to post any waivers of or amendments to our Code of Ethics on our website.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under Unites States securities laws, our directors, executive officers and any persons holding more than 10% of our issued and outstanding common stock are required to report their ownership of common stock (or securities convertible into common stock) to the Securities and Exchange Commission. Due dates for these reports have been set by the Commission and the Company is required to report any failure to file by those deadlines. To our knowledge, based solely on a review of the copies of such reports furnished to us by those persons and on representations from those persons that no other reports were required, all reports were timely filed as required under Section 16(a) of the Securities Exchange Act of 1934 by all such persons during the fiscal year ended June 30, 2005.

ITEM 10.	EXECUTIVE COMPENSATION

David S. Lerner currently receives an annual salary of $125,000 per year. Our other officers have agreed to act without cash compensation, except those with consulting agreements, until authorized by our Board of Directors, which is not expected to occur until we have generated sufficient revenues from operations or we have obtained sufficient financing. The officers or directors are not otherwise accruing any compensation under any agreement with us. The officers and directors have been granted stock options for past services, as set forth below.

Summary Compensation Table

	Annual Compensation		Long Term Compensation
Name / Title	Year	Salary	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)
David S. Lerner, President	2005	$ 138,064(1)	$14,000	175,000
	2004	$ 136,197(1)	$15,950	113,000
	2003	$ 140,314(1)	--	- -

NOTES: (1) Includes $0, $3,469, and $4,043 for health insurance and $13,064, $7,728, and $11,251 for reimbursements of automobile expenses in 2005, 2004 and 2003, respectively.

No retirement, pension or insurance programs or other similar programs have been adopted for our employees or consultants. A stock option plan has been approved by our board. On December 13, 2004, our shareholders approved our amended and restated 2001 equity incentive plan to increase the total number of shares of common stock to 4,000,000 from 3,000,000. Options to purchase 1,140,000 shares of common stock have been granted to officers, directors, employees and consultants under the plan in 2002. All 2002 stock options have an exercise price equal to 75% of the closing bid price for the first 30 days of trading in the common stock, which commenced September 6, 2002, with the exception of Peter Barton Hutt, whose stock options are at 25% of such price. Options to purchase a total of 840,000 shares of common stock were issued in 1999, 2000 and 2001 to officers, directors, employees and consultants. On August 16, 2005, all 840,000 options were expired. In July 2003, the Board of Directors have authorized the issuance of options to acquire up to approximately 1,300,000 shares of common stock and the grant of 250,000 shares of restricted common stock to officers, directors, employees and consultants. In July 2004, the Board of Directors approved the issuance up to 500,000 shares of restricted common stock and options to acquire approximately 600,000 shares of common stock to be granted to officers, directors, employees and consultants. In September 2005, the Board of Directors approved the issuance of 130,000 shares of restricted common stock and options and warrants to acquire approximately 885,000 to employees, directors, officers and consultants.

Compensation of Directors

We do not pay any cash compensation to our directors. As described below we have compensated them with restricted common stock and stock options.
During the period ended June 30, 2005, the following restricted common stock and stock options were granted to directors:

On July 1, 2004, we granted 75,000 shares of common stock to Michael R. Granito for his services as a member of the board of directors, and member of various board committees. In addition, we granted to Mr. Granito an option to acquire up to 25,000 shares of restricted common stock. These stock options were issued to Mr. Granito for his services as Chairman of the Board.

On July 1, 2004, we granted 75,000 shares of common stock to David S. Lerner for his service as a member of the board of directors, and member of the executive committee. In addition, we granted to Mr. Lerner an option entitling him to acquire up to 175,000 shares of restricted common stock. These stock options were issued to Mr. Lerner as a performance bonus in his capacity as our President.

On July 1, 2004, we granted 100,000 shares of common stock to George E. Friel for his service as a member of the board of directors and member of the executive, audit, compensation, and research & development committees. In addition, we granted to Mr. Friel an option to acquire up to 5,000 shares of restricted common stock. These stock options were issued to Mr. Friel for his services as our Vice President, Chemical and Biological Affairs.

On July 1, 2004, we issued 87,500 shares of common stock to Paul G. Cerjan for his service as a member of the board of directors, and member of the executive, compensation committees. In addition, we granted to Mr. Cerjan an option to acquire up to 25,000 shares of restricted common stock. These stock options were issued to Mr. Cerjan for his services as our Vice President, Worldwide Military Affairs.

On July 1, 2004, we granted 62,500 shares of common stock to Gerald M. Olderman for his service as a member of the board of directors, and member of the research & development committee. In addition, we granted to Mr. Olderman an option to acquire up to 175,000 shares of restricted common stock. These stock options were issued to Mr. Olderman as a performance bonus in his capacity as our Vice President, Research and Development and Commercialization.

On July 1, 2004, we issued 62,500 shares of common stock to Gregory S. Schultz for his service as a member of the board of directors. In addition, we granted to Mr. Schultz an option to acquire up to 100,000 shares of restricted common stock. These stock options were issued to Mr. Schultz for his services as our Vice President, Laboratory and Clinical Research.

On July 1, 2004, we granted 18,322 shares of common stock to Richard Caffrey for his service as a member of the board of directors. In addition, we granted to Mr. Caffrey an option to acquire up to 10,000 shares of restricted common stock. These stock options were issued to Mr. Hutt for his services as our business advisor.

The exercise price of all stock options granted to directors as set forth above was $0.17 per share, which was the closing trading price of our common stock at the date of grant.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
David Lerner	175,000	30.0%	$0.17 per share	July 1, 2009

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable / Unexercisable	Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($) Exercisable / Unexercisable
David Lerner	0	0	663,000 /0	$124,100 / $0

Employment Contracts and Termination of Employment and Change in Control Arrangements

We continue our current consulting arrangement with Gerald Olderman, PhD., to serve as our Vice President of Research and Development and Commercialization. Mr. Olderman has served this capacity since July 2000. Effective July 1st, 2005, his compensation increased to $10,000 a month while we are negotiating with Mr. Olderman on his compensation agreement.

In January 2004, we entered into a formal consulting agreement with Nam H. Nguyen to serve as a consulting accounting advisor. In August 2004, Mr. Nguyen was appointed as our Chief Financial Officer under the same agreement. Beginning in July 2004, his compensation is set at $8,000 monthly base compensation with a monthly $2,500 minimum cash payment and the remainder may be paid in shares of restricted common stock. In addition, he has also received 400,000 shares of common stock plus warrants to acquire 300,000 shares of common stock at $0.20 per share in accordance with a vesting schedule.

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

The following table sets forth, as of September 26, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement, which could result in a change in our control.

The following table assumes, based on our stock records, that there are 30,089,637 shares issued and outstanding as of September 26, 2005.

The following table sets forth the ownership of our common stock by:

▪	Each stockholder known by us to own beneficially more than 5% of our common stock;
▪	Each executive officer;
▪	Each director or nominee to become a director; and
▪	All directors and executive officers as a group.

Name and Address of Beneficial Owner(A)	Shares Beneficially Owned
	Number	Percent

Michael R. Granito, Chairman and Director	10,281,536	(1)	31.5%
Phronesis Partners, L.P.	7,187,708	(2)	22.0%
David S. Lerner, President and Director	4,538,589	(3)	13.9%
Paul G. Cerjan, Director and Vice President	968,500	(4)	3.0%
George E. Friel, Director and Vice President	744,000	(5)	2.3%
Gerald M. Olderman, Director and Vice President	988,000	(6)	3.0%
Gregory S. Schultz, Director and Vice President	1,137,833	(7)	3.5%
Richard F. Caffrey, Director	106,322	(8)	0.3%
Natasha A. Sorobey, Corporate Secretary	732,833	(9)	2.2%
Nam H. Nguyen, Chief Financial Officer	922,418	(10)	2.8%
All Quick-Med Directors and Officers as a Group (9 persons)	20,408,032		62.4%

NOTES:	(A)	The address for each of the above is c/o Quick-Med Technologies, Inc., 3427 SW 42nd Way, Gainesville, Florida 32608.
	(1)	Includes 492,333 shares issuable upon the exercise of options exercisable within 60 days. Does not include convertible debt.
(2)
Phronesis Partners, L. P., Delaware Limited Partnership, is a hedge fund and has sole voting and sole dispositive power over 7,187,708 shares. The address for Phronesis Partners, L.P. is 180 East Broad Street, Suite 1704, Columbus, OH 43215.

	(3)	Includes 463,000 shares issuable upon the exercise of options exercisable within 60 days.
	(4)	Includes 157,000 shares issuable upon the exercise of options exercisable within 60 days.
	(5)	Includes 187,500 shares issuable upon the exercise of options exercisable within 60 days.
	(6)	Includes 399,000 shares issuable upon the exercise of options exercisable within 60 days.
	(7)	Includes 359,333 shares issuable upon the exercise of options exercisable within 60 days.
	(8)	Includes 10,000 shares issuable upon the exercise of options exercisable within 60 days.
	(9)	Includes 208,333 shares issuable upon the exercise of warrants exercisable within 60 days.
	(10)	Includes 325,000 shares issuable upon the exercise of warrants exercisable within 60 days.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

For the fiscal years ended June 30, 2005 and 2004, the Company received $450,000 and $775,000 respectively, from our Company’s Chairman. The funding received from our Chairman in 2004 was part of the convertible note payable as described below. In 2003, our Chairman funded the Company by purchasing our restricted common stocks for $600,000 and loaning us $175,000 in a short term note, of which $50,000 was repaid by us to our Chairman. In addition, our Chairman paid $125,000 in cash for a joint development project on behalf of the Company, and it was accounted for as a short term note at the interest rate of 6% per annum. The short term notes were subsequently consolidated into a long term convertible note as described below.

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

As part of our equity financing on November 30 and December 31, 2004, our Chairman converted $500,000 and $826,087 of the convertible note owed by us into 1,315,790 and 2,173,913 shares of our restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At June 30, 2005, the convertible note outstanding balance to our Chairman was $1,268,625 convertible into 3,338,487 shares of restricted common stock. At June 30, 2005, the Company accrued interest on the convertible note of approximately $37,746 at a rate of 6% per annum.

For the fiscal years ended June 30, 2005 and 2004, the Company received $10,417 and $55,525 respectively, from our Company’s President, to fund operations. These loan amounts were accounted as short term notes with the interest rate of 6% per annum. We repaid our President $89,626 and $1,978 of our short term notes owed to him during the fiscal years ended June 30, 2005 and 2004, respectively.

At June 30, 2005 and 2004, we paid $6,900 for each year to our President for the sub-lease of office space. The sub-lease is for a period of one year and expires in July 2005.

Messrs. Lerner and Granito are deemed to be our promoters. Mr. Lerner received 4,273,000 shares and Mr. Granito received 2,930,000 shares of common stock for founding our Company. There have not been any other transactions with promoters.

Other than the relationships with The University of Florida at Gainesville, no officer or director has any relationship with any company or entity that will be working on developing our family of technologies or patents.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit Number  Description

2.2	Amendment to Merger Agreement (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Quick-Med Technologies MMP License Agreement (1)

10.2	Quick-Med Technologies Stock Option Plan (1)

10.3	Cooperative Research and Development Agreement with the U.S.
Army Medical Research Institute of Chemical Defense (1)

10.4	Financing Agreement with Euro Atlantic Capital Corporation (1)

10.5	Consulting Agreement - Gregory Schultz (1)

10.5.1	Consulting Agreement - Christopher Batich (1)

10.5.2	Consulting Agreement - Bruce Mast (1)

10.5.3	Consulting Agreement - William Toreki (1)

10.6	Note issued to Michael Granito by Quick-Med Technologies (1)

10.7	Employment Agreement with Gerard Bencen (1)

10.8	Research and Development Agreement with The Collaborative Group, Ltd. (2)

10.9	Agreement Between Noville and Quick-Med Technologies, Inc. (3)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Assignment of Patent for Wound Care (1)

99.4	Assignment of Patent for Mustard Gas (1)

99.5	Assignment of Patent for Anti-wrinkle cream (1)

NOTES:

(1)	Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2002
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended September 30, 2002

(b)  Reports on Form 8-K

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

On January 4, 2005, we filed a Form 8-K which reported that on December 31, 2004, Phronesis and we agreed to amend the exercise price for the warrant to $0.46 per share. On the same date, Phronesis exercised its warrant to purchase 2,173,913 shares of our common stock at a per share price of $0.46 or an aggregate purchase price of $1,000,000. In connection with the exercise of the warrant, Mr. Granito, our Chairman of the Board, immediately converted $826,087 of his convertible debt owed by us to Mr. Granito into 2,173,913 shares of our restricted common stock (equal to the number of shares acquired by Phronesis) at a conversion price applicable to the convertible debt of $0.38 per share.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2005 and June 30, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. "Audit Related Fees" consisted of consulting regarding accounting issues.

		June 30, 2005	June 30, 2004
(I)	Audit Fees	$31,000	$29,000
(II)	Audit Related Fees	$0	$0
(III)	Tax Fees	$10,000	$10,475
(IV)	All Other Fees	$0	$0

While we have established an audit committee of the Board of Directors, we have not established a pre-approval policy. All services provided by the auditors for fiscal 2005 were accepted by the audit committee and approved by the full Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

QUICK MED TECHNOLOGIES, INC.

Date: September 28, 2005	By:	/s/ DAVID S. LERNER
David S. Lerner
President and principal executive officer

In accordance with the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID S. LERNER
David S. Lerner	President and Director	September 28, 2005

/s/ MICHAEL R. GRANITO
Michael R. Granito	Chairman of the Board	September 28, 2005

/s/ PAUL G. CERJAN	Vice President, Worldwide
Paul G. Cerjan	Military Affairs, and Director	September 28, 2005

/s/ GREGORY S. SCHULTZ	Vice President, Laboratory &
Gregory S. Schultz	Clinical Research, and Director	September 28, 2005

/s/ GEORGE E. FRIEL	Vice President, Chemical &
George E. Friel	Biological Affairs, and Director	September 28, 2005

/s/ GERALD M. OLDERMAN	Vice President, Research
Gerald M. Olderman	& Development and Commercialization, and Director	September 28, 2005

/s/ RICHARD CAFFREY
Richard F. Caffrey	Director	September 28, 2005

/s/ NAM H. NGUYEN
Nam H. Nguyen	Chief Financial Officer	September 28, 2005

/s/ NATASHA A. SOROBEY
Natasha A. Sorobey	Secretary	September 28,2005

TABLE OF CONTENTS

Independent Auditor’s Report..........................................................................................................................................................................................	1

Financial Statements:

Balance Sheets as of June 30, 2005 and 2004.............................................................................................................................................................	2

Statements of Operations for the years ended June 30, 2005 and 2004..................................................................................................................	3

Statements of Changes in Stockholders’ Deficit for the years ended June 30, 2005 and 2004...........................................................................	4

Statements of Cash Flows for the years ended June 30, 2005 and 2004.................................................................................................................	5-6

Notes to Financial Statements...........................................................................................................................................................................................
7-19

Report of Independent registered Public Accounting Firm

To the Board of Directors and Stockholders
Quick-Med Technologies, Inc.

We have audited the accompanying balance sheets of Quick-Med Technologies, Inc. as of June 30, 2005 and 2004, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2005 and June 30, 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the years ended June 30, 2005 and 2004, and has a net capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP Boca Raton, Florida
September 27, 2005

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2005 AND 2004

	2005	2004

Current assets:
Cash and cash equivalents	$844,309	$19,805
Accounts receivable	49,108	-
Total current assets	893,417	19,805

Property and equipment, net	10,807	2,047

Other assets:
Prepaid expenses	12,436	18,777
Intangible asset, net	310,784	345,759
Total other assets	323,220	364,536
Total assets	$1,227,444	$386,388

Current liabilities:
Accounts payable	$106,440	$222,886
Accrued expenses	6,842	6,842
Accrued interest on note payable - officer/director	37,746	183,361
Short-term note payable - officer/director	-	554,624
Total current liabilities	151,028	967,713

License payable	160,000	160,000
Long-term liability - note payable - officer/director	1,268,625	1,425,200
Total liabilities	1,579,653	2,552,913

Commitments and contigencies
Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 29,730,519 and 17,652,027
shares issued and outstanding at June 30, 2005
and 2004, respectively	2,973	1,765
Additional paid-in capital	11,194,222	7,611,358
Outstanding stock options	939,537	781,950
Accumulated deficit	(12,488,941)	(10,561,598)
Total stockholders' deficit	(352,209)	(2,166,525)
Total liabilities and stockholders' deficit	$1,227,444	$386,388

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004

Revenues	$181,723	$48,000

Expenses:
Cost of revenues	27,746	-
General and administrative expenses	867,013	804,412
Research and development	579,034	348,449
Depreciation and amortization	45,517	44,354
Stock-based compensation	516,072	1,126,257
Total expenses	2,035,382	2,323,472

Loss from operations	(1,853,659)	(2,275,472)

Other income (expense):
Other income	17,478	-
Interest income	9,709	-
Interest expense	(100,871)	(93,042)

Loss before income taxes	(1,927,343)	(2,368,514)

Provision (benefit) for income taxes	-	-

Net loss	$(1,927,343)	$(2,368,514)

Net loss per share (basic and diluted)	$(0.08)	$(0.14)

Weighted average common
shares outstanding	23,274,818	16,407,808

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

Additional
Common Stock		Paid-In	Accumulated	Outstanding
Shares	Amount	Capital	Deficit	Stock Options	Total
Balance, June 30, 2003	14,239,604	1,424	$6,332,744	$(8,193,084)	$103,968	$(1,754,948)

Stock issuance for cash	2,400,000	240	599,760	-	-	600,000
Stock options granted for services	-	-	-	-	677,982	677,982
Stock issued in loan conversion	44,422	4	11,101	-	-	11,105
Stock-based compensation	-	-	176,100	-	-	176,100
Stock issued for services	918,001	92	272,083	-	-	272,175
Stock issued for payment of
liabilities	50,000	5	27,031	-	-	27,036
Gain on write-off of liabilities	-	-	192,539	-	-	192,539
Net loss, June 30, 2004	-	-	-	(2,368,514)	-	(2,368,514)

Balance, June 30, 2004	17,652,027	1,765	$7,611,358	$(10,561,598)	$781,950	$(2,166,525)

Stock issuance for cash	7,323,913	732	1,896,268	-	-	1,897,000
Stock issued in loan conversion	3,489,703	349	1,325,738	-	-	1,326,087
Stock options granted for services	-	-	-	-	159,754	159,754
Stock issued for services	1,248,210	125	356,193	-	-	356,318
Exercise of stock options	16,666	2	4,665	-	(2,167)	2,500
Net loss, June 30, 2005	-	-	-	(1,927,343)	-	(1,927,343)

Balance, June 30, 2005	29,730,519	2,973	$11,194,222	$(12,488,941)	$939,537	$(352,209)

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(1,927,343)	$(2,368,514)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	45,517	44,355
Stock granted for services	356,318	272,175
Stock-based compensation	159,754	854,082
(Increase) decrease in:
Accounts receivable	(49,108)	-
Prepaid expenses	6,341	(12,708)
Increase (decrease) in:
Accounts payable	(116,446)	(191,816)
Accrued interest	98,482	92,938
Net cash used by operating activities	(1,426,485)	(1,309,488)

Cash flows from investing activities:
Purchase of fixed assets	(11,755)	-
Patents	(7,547)	(24,790)
Net cash used by investing activities	(19,302)	(24,790)

Cash flows from financing activities:
Issuance of common stock for cash, net	1,897,000	600,000
Issuance of common stock for payment of a liability	-	27,036
Proceeds from stock option exercise	2,500	-
Increase in short-term notes payable - officer/director	10,417	-
Repayments of short-term notes payable - officer/director	(89,626)	(51,978)
Increase in notes payable - officer/director	450,000	731,602
Net cash provided by financing activities	2,270,291	1,306,660

Net increase (decrease) in cash and cash equivalents	824,504	(27,618)
Cash and cash equivalents at beginning of period	19,805	47,423
Cash and cash equivalents at end of period	$844,309	$19,805

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

2005	2004
Supplementary Information
Cash paid for:
Interest	$5,370	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Liabilities estimate correction	$-	$192,539
Stock options granted to consultant	$159,754	$85,492
Conversion of debt to equity	$1,325,738	$11,105
Issuance of common stock for payment of a liability	$-	$27,036

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Founded in April 1997, Quick-Med Technologies Inc. (the ”Company”) is a life sciences company focused on developing proprietary, broad-based technologies in consumer, healthcare, and industrial markets. The Company’s two core technologies under development are: (1) MultiStat™, a family of advanced patented methods and compounds shown to be effective in skin therapy applications; and (2) Novel Intrinsically Microbicidal Utility Substrate (NIMBUS™), a family of advanced polymers bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications. Currently, MultiStat™ is being developed in a cosmetic product line with an initial anti-aging product under launch. MultiStat™ is also being employed in a drug product line as a post-injury treatment for mustard gas exposure, with the initial product currently at a developmental state of development in partnership with the U.S. Army. Quick-Med Technologies Inc.’s NIMBUS™ technology has initially been targeted at (a) an advanced bandage product, (b) several enhanced consumer products, including antibacterial wipes, and (c) protecting building materials from rot or mold. In each instance, the Company endeavors joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

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

Since its inception, the Company has been heavily dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2004.

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

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards, under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25. The Company accounts for stock options or warrants granted to consultants under SFAS 123.

For the years ended June 30, 2005 and 2004, the Company’s net loss and earnings per share would have been reduced to the pro forma amounts indicated below:

	2005	2004
Net loss
As reported	$(1,927,343)	$(2,368,514)
Pro forma	$(1,958,793)	$(2,504,947)
Loss per share
As reported	$(0.08)	$(0.14)
Pro forma	$(0.08)	$(0.15)

Intangible Assets

The cost of obtaining license agreements along with the costs to defend the patents underlying the license agreements are capitalized and are amortized using the straight-line method over the estimated useful lives of the underlying license agreements. The costs of obtaining and maintaining new patents are capitalized and amortized using the straight-line method over the estimated useful lives of the patents. The cost of patents in process is not amortized until the patent is issued.

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

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of June 30, 2005 represents amounts due from Engelhard Corporation and is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible. As of June 30, 2005, no allowance was considered necessary and all receivables were collected subsequent to year end.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. As of June 30, 2005, the Company’s cash levels exceeded the federally insured limit but were maintained with a high quality institution and management is regularly monitoring its cash position. As of June 30, 2005, all of the Company’s accounts receivable were derived from Engelhard Corporation. The credit risk of the receivable is considered limited given the customer credit rating. There were no write-offs of uncollectible receivable during the year ended June 30, 2005. There was no accounts receivable balance at June 30, 2004.

Revenue Recognition

The Company recognizes the revenue of its proportionate share of the product sales sold by a cosmetic and personal care division of Englehard Corporation under the master agreement for product development, manufacturing and distribution. Revenue from research programs is recognized on a pro rata basis over the term of the agreement.

Research and Development Costs

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), entitled “Share-Based Payment.” This statement eliminates the alternative to use the intrinsic value method of accounting for stock options issued to employees. This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement applies to all wards granted, modified, repurchased or cancelled as of the beginning of the interim or annual reporting period that begins after June 15, 2005. The Company will apply the Statement beginning its fiscal year on July 1, 2005. In addition, compensation cost will be recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosures. This statement also requires additional disclosures in the notes to the financial statements. We are currently evaluating the impact of adopting this statement. All of the employee stock options were vested as of June 30, 2005. However, we expect that this statement will have an impact on our balance sheet and statement of operations. The impact on our financial statements will be dependent on the size of the awards of equity instruments to our employees, the option-pricing model used to compute fair value and the inputs to that model such as volatility and expected life.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are accounts receivable, accounts payable and notes payable. The carrying values of all three approximate fair values based on their short-term nature. The recorded

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

value of the notes payable approximates its fair value based on its short-term nature and the interest rate approximates the market rate.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2005 and 2004:

	2005	2004

Computer equipment	$15,808	$9,164
Equipment	5,111	-
Less: accumulated depreciation	(10,112)	(7,117)
Net property and equipment	$10,807	$2,047

Depreciation expense for the years ended June 30, 2005 and 2004 was $2,995 and $1,833, respectively.

NOTE 5 - INTANGIBLE ASSETS

License Agreement

The license agreement with two inventors for the worldwide rights to the MMP inhibitors and uses thereof commenced on September 13, 2000. The license agreement transfers to the Company the technology that is the subject of issued patents as well as pending patent applications, which were filed by the original inventors. The licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents or the license agreement. The U.S. patents expire beginning November 2007 through November 2016 and the international patents expire beginning on November 21, 2011 through December 8, 2019. Accumulated amortization for the years ended June 30, 2005 and 2004 was $196,090 and $153,569, respectively.

The Company assesses whether its intangible assets are impaired as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” based on an evaluation of undiscounted projected cash flows through the remaining useful live. If impairment exists, the amount of such impairment is calculated as the estimated fair value of the assets.

Under the terms of the license agreement, the Company paid $200,000 and granted 160,000 shares of common stock valued at $0.05 per share and granted 160,000 stock options. The stock options are valued at the estimated minimum value in accordance with SFAS 123 of $8,000. In order to maintain the exclusive rights to the licenses, the agreements require total payments of $260,000 if certain milestones regarding the proof-of-concept and development of a prototype are completed. If a milestone on the “Civilian Chemical Burn” and “Other topical Medical Uses” categories is not met by the third anniversary of the agreement, the licenses granted within these categories become nonexclusive, the Company elected not to pay each inventor $25,000 per year until all such milestones are met. At June 30, 2005 and 2004, the balance due under the license agreement is $160,000.

As additional compensation to the licensors, the Company will pay a royalty on the Company’s net sales of licensed products. The royalty rate is 2% on the first $1,500,000 of applicable quarterly revenue and 1.5% of sales above $1,500,000 on applications of products other than applications for military and cosmetic products. For each sublicense the Company grants, the licensors will be paid 3% of the up-front licensing fee, limited to $100,000.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS, continued

In November 2002, the Company and the University of Florida Research Foundation (“University”) entered into an agreement whereby the University gave the Company exclusive rights to the use of its license.

New Patents

During the fiscal year 2005, the Company received three new international patents relating to the antimicrobial and antiproteolytic wound dressing and method of fabrication, and treatment for tissue ulceration and reinstated two patent applications relating to the new projects: combination cosmetic cream and NIMBUS treatment of lumber. As of June 30, 2005, the total capitalized costs of these two new patent applications was $7,547. The termination dates for these patent applications are February 2006 and April 2006, respectively. The expiration dates for the three patents are December 8, 2019 and November 21, 2011, respectively.

During the fiscal year 2004, the Company filed five new patent applications relating to the new projects: combination cosmetic cream, NIMBUS treatment of lumber, and antimicrobial and antiproteolytic wound dressing and method. As of Juen 30, 2005, the total capitalized costs of these five new patent applications was $74,112. The termination dates for these patent applications were November 18, 2004, January 31, 2005, August 25, 2005, and August 5, 2006, respectively.

	June 30, 2005		June 30, 2004
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets

License agreement	$ 425,215	$ (196,090)	$ 425,215	$ (153,569)
Patents in process	81,659	-	74,112	-
Total	$ 506,874	$ (196,090)	$ 499,327	$ (153,569)

Patents in process will be amortized when the patents are issued. As of June 30, 2005, management cannot estimate when that date will be.

	June 30, 2005		June 30, 2004
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Aggregate Amortization Expense

For the years ended	$ 42,521	$ 196,090	$ 42,521	$ 153,569

Estimated Amortization Expense	Amount

For the year ended June 30, 2006	$ 42,521
For the year ended June 30, 2007	$ 42,521
For the year ended June 30, 2008	$ 42,521
For the year ended June 30, 2009	$ 42,521
For the year ended June 30, 2010	$ 42,521

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

For the fiscal years ended June 30, 2005 and 2004, the Company received $450,000 and $775,000, respectively, from our Company’s Chairman. The funding received from our Chairman in 2004 was part of the convertible note payable as described below. In 2003, our Chairman funded the Company by purchasing our restricted common stocks for $600,000 and loaning us $175,000 in a short term note, of which $50,000 was repaid by us to our Chairman. In addition, our Chairman paid $125,000 in cash for a joint development project on behalf of the Company, and it was accounted for as a short term note at the interest rate of 6% per annum. The short term notes were subsequently consolidated into a long term convertible note as described below.

In September 2003, we negotiated a successor agreement with our Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $550,200 are consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and originally due July 1, 2004. During the year ended June 30, 2005, the maturity date of the note was extended until July 1, 2006 by our Chairman. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the lender to provide additional funding to the Company by purchasing restricted common stock at prices to be agreed to by the Company or other means. In August 2004, the Board of Directors granted our Chairman the right to consolidate the short-term debt and its related accrued interest into the convertible note under the same terms. Our Chairman exercised the right to consolidate all outstanding short term note and accrued interest into the long-term convertible note under the same terms.

As more fully described in Note 7, our Chairman converted $500,000 and $826,087 of the convertible note owed by us into 1,315,790 and 2,173,913 shares of our restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At June 30, 2005, the convertible note outstanding balance to our Chairman was $1,268,625 convertible into 3,338,487 shares of restricted common stock. At June 30, 2005, the Company accrued interest on the convertible note of approximately $37,746 at a rate of 6% per annum.

For the fiscal years ended June 30, 2005 and 2004, the Company received $10,417 and $55,525 respectively, from our Company’s President, to fund operations. These loan amounts were accounted as short term notes with the interest rate of 6% per annum. We repaid our President $89,626 and $1,978 of our short term notes owed to him during the fiscal years ended June 30, 2005 and 2004, respectively.

In September 2003, the shareholder loan payable of $9,300 plus accrued interest was converted into restricted common stock at a conversion rate of $0.25 per share.

At June 30, 2005 and 2004, the Company paid $6,900 for each year in rent payments to the President for the sub-lease of office space. The sub-lease is for a period of one year and expires in July 2006.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

2005

On November 30, 2004, the Company completed an agreement to sell 5,000,000 shares of its restricted common stock to Phronesis Partners, L.P. (“Phronesis”), a Delaware limited partnership, for $1,000,000

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT), continued

before commission and expenses (the ”Stock Purchase Agreement”). On November 30, 2004, we received $880,000 net of commission and expenses of $120,000. In connection with the agreement, the Chairman of the Company, Mr. Granito, converted $500,000 of the convertible debt owed to him by the Company into 1,315,790 shares on the Company’s restricted common stock at a conversion price applicable to the convertible debt of $0.38 per share.

In connection with the Stock Purchase Agreement, we entered into the stockholders agreement, the registration rights agreement, the warrant agreement, the conversion agreement and the confidentiality agreement.

The Company granted Phronesis certain warrants to purchase shares of its restricted common stock at an exercise price as defined in the warrant agreement. The term of this agreement provided for a maximum additional investment of $1,000,000 by Phronesis through the exercise of warrants.

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

In connection with the exercise of the warrant, Mr. Granito, our Chairman of the Board, in accordance with the terms of the Stock Purchase Agreement, immediately converted $826,087 of his convertible debt into 2,173,913 shares of our restricted common stock (equal to the number of shares acquired by Phronesis) at the $0.38 conversion price per share.

During the fiscal year ended June 30, 2005, the Company issued 1,414,876 shares of restricted common stock in payment for services rendered by the employees, directors and service providers.

In February 2005, the Company sold 150,000 shares of its restricted common stock for $87,000 in cash.

2004

During the fiscal year ended June 30, 2004, the Company sold 2,400,000 shares of common stock for $600,000 in cash to our Chairman.

In September 2003, the Company issued 44,422 shares of common stock to satisfy an outstanding debt plus accrued interest from a shareholder.

During the fiscal year ended June 30, 2004, the Company issued 968,001 shares of common stock for professional services, including board members services. The Company recorded approximately $299,000 in expense in conjunction with these services.

NOTE 8 - COMMITTMENTS

The Company leases an equipped laboratory in Gainesville, Florida. The lease expires in March 2006. Rent expense for the years ended June 30, 2005 and 2004, was approximately $15,000 and $13,500, respectively.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS (Continued)

The following is a schedule of minimum future payments on the operating lease as of June 30, 2005:

For The Years Ending June 30,

2006	$13,662
2007	-
2008	-
Thereafter	-
Total	$13,662

NOTE 9 - CONTINGENCIES

In connection with the master agreement with Engelhard Corporation, in August 2002 we signed a product development and distribution agreement for Ilomastat with Engelhard in August 2002 (the “Product Agreement”). The Product Agreement requires Engelhard to obtain at least one significant sales contract within one year of the effective distribution date, as defined, that we realize the combined annualized net profit run rate milestone of at least $1 million per annum by May 2005. On April 18, 2005, we sent a notice to cure to Engelhard for the noncompliance on the one significant sales contract provision and to determine the achievability of the key profit milestones.

On September 19, 2005, we sent a notice of material default and termination to Engelhard as it is in breach of its contractual obligations under the master agreement and the Product Agreement (collectively the “Agreements”). Engelhard failed at least two critical milestones (1) to develop at least one significant sales contract within one year of the effective distribution date and (2) to have us realize a combined annualized net profit of $1 million per year by May 2005. In accordance with the termination procedure provide for in the Agreements, we will terminate the Agreements in their entirety thirty (30) days from Engelhard’s receipt of the termination notice provided that Engelhard does not cure its material breaches among others within that time period.

In accordance with the termination provision of the Agreements, within thirty (30) days Engelhard must deliver to us any and all materials containing our trade secrets or confidential information, and must cease and desist from using our trade secrets or confidential information along with any trademark or trade names associated with our intellectual property including without limitation “Equistat™.” We are currently assessing our legal remedies and investigating our damages.

During the year ended June 30, 2005, more than seventy-five (75%) percent of the revenues are derived under the Agreements. The failure of Engelhard to cure its material breaches will terminate these Agreements and it may have a material adverse impact on the Company’s revenues for the fiscal year ending June 30, 2006.

NOTE 10 - STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (the “Plan”) on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. On December 13, 2004, the shareholders approved the Plan and ratified the amendment to increase the total number of shares to be granted under the Plan from 3,000,000 to 4,000,000 effective November 1, 2004.

During 2002, 1,140,000 unqualified options were granted under the Plan. The exercise price for 990,000 and 150,000 of the options are $2.84 and $0.95, respectively, of the average trading price of the

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

Company’s stock during the first 30 days after commencement of the stock trading on the Over the Counter (“OTC”) Market. The vesting provisions for 100,000 of the options are immediate and the remainder of the 1,040,000 options vested one-third on January 15, 2002, one third on January 15, 2003, and one-third on January 15, 2004. All the options expire five years after the grant date.

In July 2003, 1,231,500 unqualified options were granted under the Plan to employees, directors, and service providers. The exercise price of $0.55 for the 1,231,500 options was the closing trading price at the grant date and they were vested immediately. All the options expire five years after the grant date.

In August 2004, 585,000 unqualified options under the Plan were granted to directors, employees and service providers. The exercise price of $0.17 for the 585,000 options was the average of the closing trading prices from July 1 to 15, 2004, and they were vested immediately. All the options expire five years after the grant date. On August 24, 2005, 175,000 options were exercised at $0.17 per share for an aggregate price of $29,750.

On October 1, 2004, the Company granted 50,000 unqualified options to a consultant, one third of which was vested immediately, one third will be vested on July 1, 2005 and the remaining one third will be vested on July 1, 2006. The exercise price of these options was the closing trading price at the grant date. Using the Black Scholes option pricing model, $4,333 of compensation expense was recorded during this fiscal year period. All the options expire five years after the grant date. On June 29, 2005, 16,666 options were exercised at $0.15 per share or an aggregate price of approximately $2,500.

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

The Company has elected to account for the stock options granted to employees under the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No.25, the difference between the option price and the fair value of the shares creates an additional stock option compensation expense, which will be recorded in the income statement the next two fiscal years. The Company accounts for stock options granted to consultants under Financial
Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During 2002, 50,000 options were granted to a consultant vesting over a three-year period. Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements. The total stock-based compensation expense for the years ended June 30, 2005 and 2004 was $516,072 and $1,126,257 respectively.

The fair value of each option is estimated present value on the date of grant using the Black Scholes option-pricing model with the assumption:

Assumptions utilized to value options are as follows:

Risk-free interest rate	4.75% to 6%
Expected life (years)	5
Expected volatility	50% to 138%
Expected dividends	None

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE10 - STOCK OPTIONS AND WARRANTS (Continued)

A summary of options for the years ended June 30, 2005 and 2004 is shown below:

	June 30, 2005		June 30, 2004
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	2,983,500	$2.68	1,980,000	$2.68
Granted	642,500	0.17	1,201,500	0.55
Exercised	(16,666)	0.15	-	-
Forfeited	(720,000)	2.22	(198,000)	2.93
Outstanding at end of period	2,889,334	$1.73	2,983,500	$2.17
Exercisable at end of period	2,872,667		2,983,500
Available for issuance at end of period	1,094,000		856,500

During the fiscal year 2004, the Company issued common stock warrants for services rendered primarily under consulting agreements. The vesting provisions were vested one third immediately on April 2, 2004 and May 15, 2004, one third twelve months subsequent to the grant dates or July 1, 2005, and one third twenty four months subsequent to the grant dates or January 1, 2006. During the fiscal year 2005, the Company also issued common stock warrants for consulting services rendered under agreements. The vesting provisions were immediate when services rendered or during the term of the agreement. The warrants were valued on the date of grant using the Black-Scholes option-pricing model.

Assumptions utilized to value warrants are as follows:

Risk-free interest rate	6.00%
Expected life (years)	5
Expected volatility	138%
Expected dividends	None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the years ended June 30, 2005 and 2004:

	June 30, 2005		June 30, 2004
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	567,500	$0.20	-	$-
Granted	150,548	0.38	567,500	0.20
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	718,048	$0.24	567,500	$0.20
Exercisable at end of period	559,715		220,832

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

For income tax purposes, the Company elected to capitalize start-up costs incurred during 1999 and 2000 totaling $357,989. The start-up costs will be amortized over sixty (60) months beginning in 2001. An analysis of the components of the (loss) before income taxes and the related income tax (benefit) is presented in the following tables. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

The (provision) benefit for income taxes consists of the following:

	2005	2004
Current	$-	$-
Deferred	-	-
	$-	$-

 Deferred tax assets for June 30, 2005 and 2004 consist of the following:

	2005	2004
Deferred tax assets:
Depreciation and amortization	$1,303	$1,303
Tax benefit of capitalized start-up costs	13,471	40,413
Stock based compensation	1,862,272	1,680,733
Net operating loss carry forward	2,775,512	2,202,298
Research tax credit	7,203	7,203
Total deferred tax assets	4,659,761	3,931,950

Valuation allowance:
Beginning of year	(3,931,950)	(3,045,370)
Decrease (increase) during the year	(727,811)	(886,580)
Ending balance	(4,659,761)	(3,931,950)
Net deferred taxes	$-	$-

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES, continued

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended June 30, 2005 and 2004, is as follows:

	2005	2004
Federal income tax at statutory rate of 34%	$(653,628)	$(1,447,234)
State tax, net of federal benifit	(69,783)	(154,514)
Other	(4,400)	753
Valuation allowance	727,811	1,600,995
	$-	$-

As of June 30, 2005, the Company had a net operating loss carry forward of approximately $7,375,799 which will begin to expire in 2018.

NOTE 12 - NOTE PAYABLE

In September 2003, we negotiated a successor agreement with our Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest (see Note 6). The line of credit of $750,000 and the short term borrowing of $550,200 were consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. During the year ended June 30, 2005, the maturity date of the note was extended until July 1, 2006 by our Chairman. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, at the option of the lender for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the lender to provide additional funding to the Company by purchasing restricted common stock at prices to be agreed to by the Company or other means. In August 2004, the Board of Directors granted our Chairman the right to consolidate the short-term debt and its related accrued interest into the convertible note under the same terms. Our Chairman exercised the right to consolidate all outstanding short term note and accrued interest into the long-term convertible note under the same terms. (See Notes 6 and 7for further details.)

As more fully described in Notes 6 and 7, our Chairman converted $500,000 and $826,087 of the convertible note owed by us into 1,315,790 and 2,173,913 shares of our restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At June 30, 2005, the convertible note outstanding balance to our Chairman was $1,268,625 convertible into 3,338,487 shares of restricted common stock. At June 30, 2005, the Company accrued interest on the convertible note of approximately $37,746 at a rate of 6% per annum.

NOTE 13 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative cash flows from operations and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 13 - GOING CONCERN, continued

For the remainder of the year ended June 30, 2006, the Company will need additional cash infusions to meet its operating expenses. The Company’s common stock began trading on September 4, 2002 on the OTC Bulletin Board and the Company intends to raise additional equity or debt. The Company may also secure strategic partnerships or other joint ventures to either conduct its research or fund a portion of the expenses. No assurances can be made that we will be successful in these activities. Should the events not occur, the financial statements will be materially affected.

NOTE 14 - CHANGE IN ESTIMATE

During the fiscal year ended June 30, 2004, as part of an internal review, the underlying invoices for legal services of $192,539 were examined and it was determined that these estimated liabilities were contracted and directly billed to the investment banker rather than Above Average Investments, Ltd. Our legal counsel attempted to contact these law firms in connection with their work without any success. In addition, the Company has not been contacted nor received any follow up billings since the date of the merger.

In light of the new information related to these estimated liabilities, the Company decided to eliminate these estimated liabilities accordance with the provisions of APB 20, paragraph 31. Since the estimated liabilities were recorded as a credit to accounts payable and a debit in paid-in capital, we reflected the change in estimate as a debit to accounts payable and a credit to paid-in capital at June 30, 2004.

NOTE 15 - SUBSEQUENT EVENTS

In July and August 2005, the Company issued a total of 54,117 shares of restricted common stock for an aggregate purchase price of $33,553 or $0.62 per share for cash.

In August 2005, the Company issued 175,000 shares of restricted common stock for an aggregate exercise price of $29,750 or $0.17 per share resulting from the exercise of a stock option.

In September 2005, the Company issued 130,000 shares of restricted common stock for the payment of services rendered by the members of the Board of Directors. In addition, the Company granted stock options and warrants of 710,000 and 175,000 respectively to the employees and consultants at the exercise price of $0.80 per share as performance bonus according to the vesting schedule.

