Form 10QSB
period 2005-09-30
QUICK MED TECHNOLOGIES INC
filed 2005-11-21
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________.

Commission file number 0-27545

QUICK-MED TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0204736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3427 SW 42nd Way, Gainesville, Florida 32608
(Address of Principal Executive offices)

(352) 379-0611
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Applicable Only to Issuers Involved in Bankruptcy
Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes_______________ No_______________

Number of shares of common stock outstanding as of November 15, 2005: 30,095,193

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET AT SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$592,283
Accounts receivable	222,803
Total current assets	815,086

Property and equipment, net	13,282

Other assets:
Prepaid expenses	9,857
Intangible asset, net	300,816
Total other assets	310,673
Total assets	$1,139,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$127,030
Accrued expenses	6,842
Accrued interest on note payable - officer/director	56,932
Short-term note payable - officer/director	1,268,625
Total current liabilities	1,459,429

License payable	160,000
Total liabilities	1,619,429

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,095,193 shares issued
and outstanding	3,009
Additional paid-in capital	11,397,989
Outstanding stock options	1,143,836
Accumulated deficit	(13,025,222)
Total stockholders' deficit	(480,388)
Total liabilities and stockholders' deficit	$1,139,041

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Revenues	$357,849	$21,014

Expenses:
Cost of revenues	71,070	4,203
General and administrative expenses	231,932	181,708
Research and development	218,232	70,846
Depreciation and amortization	11,766	11,089
Stock-based compensation	344,799	227,806
Total expenses	877,799	495,652

Loss from operations	(519,950)	(474,638)

Other income (expense):
Interest income	2,855	-
Interest expense	(19,186)	(29,434)

Loss before income taxes	(536,281)	(504,072)

Provision (benefit) for income taxes	-	-

Net loss	$(536,281)	$(504,072)

Net loss per share (basic and diluted)	$(0.02)	$(0.03)

Weighted average common
shares outstanding	29,855,261	18,282,243

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2005	29,730,519	2,973	$11,194,222	$(12,488,941)	$939,537	$(352,209)

Stock issued for cash	54,118	5	33,548	-	-	33,553
Stock options granted for services	-	-	-	-	235,799	235,799
Stock issued for services	135,556	14	108,986	-	-	109,000
Exercise of stock options	175,000	17	61,233	-	(31,500)	29,750

Net loss, September 30, 2005	-	-	-	(536,281)	-	(536,281)

Balance, September 30, 2005	30,095,193	3,009	$11,397,989	$(13,025,222)	$1,143,836	$(480,388)

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
Cash flows from operating activities:
Net loss	$(536,281)	$(504,072)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	11,766	11,089
Stock granted for services	109,000	84,950
Stock-based compensation	235,799	142,856
(Increase) decrease in:
Accounts receivable	(173,695)	(6,734)
Prepaid expenses	2,580	3,379
Increase (decrease) in:
Accounts payable	20,590	45,688
Accrued interest	19,186	29,434
Net cash used by operating activities	(311,055)	(193,410)

Cash flows from investing activities:
Purchase of fixed assets	(3,611)	-
Patents	(663)	-
Net cash used by investing activities	(4,274)	-

Cash flows from financing activities:
Issuance of common stock for cash, net	33,553	-
Proceeds from stock option exercise	29,750	-
Increase in short-term notes payable - officer/director	-	6,250
Repayments of short-term notes payable - officer/director	-	(2,000)
Increase in notes payable - officer/director	-	190,000
Net cash provided by financing activities	63,303	194,250

Net increase (decrease) in cash and cash equivalents	(252,026)	840
Cash and cash equivalents at beginning of period	844,309	19,805
Cash and cash equivalents at end of period	$592,283	$20,645

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (CONTINUED)
(UNAUDITED)

	2005	2004
Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock options granted to consultant	$149,399	$72,000
Conversion of debt to equity	$-	$-

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of September 30, 2005 represents amounts due from Engelhard Corporation and is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible. As of September 30, 2005, no allowance was considered necessary and all receivables were collected subsequent to September 30, 2005.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R is effective for the Company beginning in the quarter ended September 30, 2005 and applies to all outstanding and unvested share-based payment awards at the adoption date. The Company adopted the modified prospective approach as its implementation method under this pronouncement. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's Common Stock on the date of grant. For the quarter ended September 30, 2005, the Company recorded costs related to this pronouncement, which include the effects of any grants made during the quarter, of approximately $345,000 or $0.01 per share on a basic and diluted basis.

On September 9, 2005, the Board of Directors (the “Board”) granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005 and all shares were immediately vested. In addition, the Board granted 710,000 stock options and 175,000 warrants to our employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005. The stock options and warrants were vested by one-third immediately, one-third will be vested on July 1, 2006 and the remaining one-third will be vested on July 1, 2007, assuming the person receiving the equity awards is employed by the Company at the time of vesting. The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant. The weighted average grant date fair value of options was $0.72 per share based on the Black-Scholes option-pricing model. The options and warrants expire five years from the date of grant.

The weighted average grant date fair value of options granted during the three months ended September 30, 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Assumptions utilized to value options are as follows:

Risk-free interest rate	4.75% to 6%
Expected life (years)	5
Expected volatility	50% to 138%
Expected dividends	None

Prior to July 1, 2005, the Company has elected to account for the stock options granted to employees under the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Under APB No.25, the difference between the option price and the fair value of the shares creates an additional stock option compensation expense, which will be recorded in the income statement the next two fiscal years. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During 2002, 50,000 options were granted to a consultant vesting over a three-year period. Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements. The total stock-based compensation expense for the three months periods ended September 30, 2004 was $227,806.

At September 30, 2004, the Company’s net loss and loss per share would have been on a pro forma basis for the three months then ended  ($535,522) and ($0.03), respectively  as compared to the reported net loss and loss per share of  ($504,072) or ($0.03), respectively.

During 2002, 1,140,000 unqualified options were granted under the Plan. The exercise price for 990,000 and 150,000 of the options are $2.84 and $0.95, respectively, of the average trading price of the Company’s stock during the first 30 days after commencement of the stock trading on the Over the Counter (“OTC”) Market. The vesting provisions for 100,000 of the options are immediate and the remainder of the 1,040,000 options vested one-third on January 15, 2002, one third on January 15, 2003, and one-third on January 15, 2004. All the options expire five years after the grant date.

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

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On February 21, 2005, the Company granted 10,000 unqualified options to a consultant, 7,000 options of which were vested immediately, and the remaining 3,000 will be vested on a pro rata basis over the 12 months period. The exercise price of these options was the average closing trading price of the previous fifteen (15) days of the grant date. Using the Black Scholes option pricing model, $598 of compensation expense was recorded in this period. All the options expire five years after the grant date.

A summary of options as at September 30, 2005 and 2004 is shown below:

	September 30, 2005		September 30, 2004
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	3,069,834	$1.73	2,983,500	$2.17
Granted	710,000	0.80	585,000	0.17
Exercised	(175,000)	0.17	-	-
Forfeited	(825,000)	2.61	-	-
Outstanding at end of period	2,779,834	$1.33	3,568,500	$1.84
Exercisable at end of period	2,306,501		3,568,500
Available for issuance at end of period	1,045,166		271,500

During the three months ended September 30, 2005, the Company issued common stock warrants to consultants in recognition of their performance. These warrants were accounted for in accordance with the provisions of SFAS 123R. The vesting provisions were vested one third immediately on September 9, 2005, one third to be vested on July 1, 2006, and one third to be vested on July 1, 2007. The warrants were valued on the date of grant using the Black- Scholes option-pricing model.

 Assumptions utilized to value warrants are as follows:

Risk-free interest rate	6.00%
Expected life (years)	5
Expected volatility	138%
Expected dividends	None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants as shown below:

	September 30, 2005		September 30, 2004
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	718,048	$0.24	567,500	0.20
Granted	178,346	0.72	15,000	0.15
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	896,394	$0.35	567,500	$0.20
Exercisable at end of period	621,394		506,664

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

In July and August 2005, the Company issued a total of 54,118 shares of restricted common stock for an aggregate purchase price of $33,553 or $0.62 per share for cash.

In August 2005, the Company issued 175,000 shares of restricted common stock for an aggregate exercise price of $29,750 or $0.17 per share resulting from the exercise of a stock option.

In September 2005, the Company issued 130,000 shares of restricted common stock for the payment of services rendered by the members of the Board of Directors. In addition, the Company granted stock options and warrants of 710,000 and 175,000 respectively to the employees and consultants at the exercise price of $0.80 per share as performance bonus according to the vesting schedule. Further, the Company issued 5,556 shares of restricted common stock for payment of services provided by a consultant.

NOTE 4 - RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2005 and 2004, the Company received $0 and $196,250 respectively, from our Company’s Chairman and President. The funding received from our Chairman in 2004 was part of the convertible note payable as described below. The notes and related interest to our President was paid in full as of June 30, 2005. The short term notes to our Chairman were subsequently consolidated into a long term convertible note as described below.

Our Chairman converted $500,000 and $826,087 of the convertible note owed by us into 1,315,790 and 2,173,913 shares of our restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement, as defined. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At September 30, 2005, the convertible note outstanding balance to our Chairman was $1,268,625 convertible into 3,338,487 shares of restricted common stock. At September 30, 2005, the Company accrued interest on the convertible note of $56,932 at a rate of 6% per annum.

During the three months ended September 30, 2004, we raised a total of approximately $196,250 through: (a) $190,000 borrowed from our Chairman, and (b) $6,250 borrowed from our President.

NOTE 5 - CONTINGENCIES

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

On or about October 20, 2005, the Company and Engelhard entered into the tolling agreements extending the termination period to December 12, 2005.

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

During the three months period ended September 30, 2005, more than ninety-five (95%) percent of the revenues are derived under the Agreements. The failure of Engelhard to cure its material breaches will terminate these Agreements and it may have a material adverse impact on the Company’s revenues for the fiscal year ending June 30, 2006.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - SUBSEQUENT EVENTS

On November 14, 2005, the United States Army Small Business Innovative Research (“SBIR”) has competitively awarded a Phase I contract to the company for Chemical Casualty Care: Wound Dressing to Speed Wound Closure Following Debridement of Cutaneous Vesicant Injuries.

Under the Phase I contract, the Company will design a prototype wound dressing using advancements in the NIMBUS™ technology to speed the healing of wounds from chemical blister agents. The term of the contract for Phase I is from November 14, 2005 to October 13, 2006. The total funding contract is approximately $70,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2005. The terms "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) there is no assurance that our technologies or products will be accepted in the marketplace; (e) we do not currently carry product liability insurance; should we be subject to a product liability claim, our financial condition may be adversely affected; (f) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (g) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (h) our operations had been largely funded by our Chairman of the Board, and are currently funded by our equity financings in November 30 and December 31, 2004; however, there are no assurances that these equity financings will be sufficient to ensure our future financial performance; (i) we have substantial debt obligations due to our Chairman of the Board, who previously funded our operations, debt obligations that are secured by our assets and revenues and are senior obligations we owe to our Chairman of the Board; and (k) other risk factors discussed in our periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Index

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

Our business model has attempted and will continue to attempt to develop the following revenue segments:

•	License fees;
•	Profit sharing revenues;
•	Research and development fees paid to us in connection with joint development agreements; and
•	Government research and development grants.

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS™  and MultiStat™ technologies:

•	Healthcare and medical;
•	Apparel;
•	Cosmetic;
•	Personal care companies; and
•	Building materials industry.

Recent Developments

During 2005, through our agreement with Engelhard, products that have incorporated our MultiStat™ technologies are now being commercialized through various skin care and anti-aging products, including such products sold by Bath and Body Works and Elizabeth Arden.
On November 14, 2005, the United States Army Small Business Innovative Research (“SBIR”) has competitively awarded a Phase I contract to us to utilize our NIMBUS™ technology  for Chemical Casualty Care: Wound Dressing to Speed Wound Closure Following Debridement of Cutaneous Vesicant Injuries.

Uncertainties and Trends

Our revenues are dependent now and in the future upon the following factors:

•	Acceptance of our technologies, products or future products in the marketplace;
•	Our partner’s ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing agreements and secure government research and development grants;
•	Our ability to market our technologies and services to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our technologies and potential products; and
•	Our ability to obtain regulatory approval of our future products.

Uncertainties or trends that may affect our business also include the possibility that known or unknown competitors may develop products with similar applications to our proposed products that may prove to be superior in performance and/or price to our products.

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

Index

Results of Operations

Comparison of Three Months Ended September 30, 2005 and 2004

Revenues. During the three months ended September 30, 2005 we had $357,849 of revenues, compared to $21,014 of revenues for the three months ended September 30, 2004, representing a 1,591% increase in our revenues. Our revenues during the three months ended September 30, 2005 consisted of: (a) $355,349, which represented our proportionate share of the product sales by a cosmetic and personal care division of Engelhard Corporation (“Engelhard”), in connection with a master agreement we have with Engelhard for product development, manufacturing and distribution; and (b) $2,500 which represented a pro rata share of the fees related to a research agreement unrelated to our core technologies, which was completed in July 2005.

In connection with the master agreement with Engelhard Corporation, in August 2002 we signed a product development and distribution agreement for Ilomastat with Engelhard (the “Product Agreement”). The Product Agreement requires Engelhard to: (a) obtain at least one significant sales contract within one year of the effective distribution date, as defined; and (b) our realizing a combined annualized net profit run rate milestone of at least $1 million per annum by May 2005. On April 18, 2005, we sent a notice to cure to Engelhard for the noncompliance of  the one significant sales contract provision and to determine the achievability of the key profit milestones.

On September 19, 2005, we sent a notice of material default and termination to Engelhard informing Engelhard of its breaches of contract under the master agreement and the Product Agreement (collectively the “Agreements”), specifically Engelhard’s failure to: (1) develop at least one significant sales contract within one year of the effective distribution date; and (2) have us realizing a combined annualized net profit of $1 million per year by May 2005. As provided for in the Agreements, , we will terminate the Agreements in their entirety thirty (30) days from Engelhard’s receipt of the termination notice, if Engelhard fails to cure its material breaches within that time period. The termination procedures provided for in the Agreements, further provide that within thirty (30) days Engelhard must deliver to us all materials containing our trade secrets or confidential information, and must cease and desist from using our trade secrets or confidential information along with any trademark or trade names associated with our intellectual property, including without limitation “Equistat.” We are currently assessing our legal remedies and investigating our damages.

On or about October 20, 2005, Engelhard and we entered into tolling agreements extending the termination period to December 12, 2005 to negotiate with Engelhard regarding the above matters; however, there is no assuance that these negotiations will be successful. Should our agreement with Engelhard be terminated, our future revenues may be adversely effected.

Operating Losses. Operating losses for the three months ended September 30, 2005 increased by 7%  or  $35,064 to ($536,281) for the three months ended September 30, 2005 from ($504,072) for the three months ended September 30, 2004. The increase in operating loss was primarily due to: (a) an increase of $116,993 or 51% in non-cash stock-based compensation; (b) an increase of $147,386 or 208% increase in research and development expenses; (c) a proportionate increase of $66,867 or 1,591% in cost of revenues; and (d) an increase of $50,224 or 28% in general and administrative expenses offset by a reduction of $10,248 in interest expense for the comparable prior period.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation increased $116,993 or 51% to $344,799 for the three months ended September 30, 2005, from $227,806 for the three months ended September 30, 2004. This increase in non-cash stock based compensation was attributed to several factors. First, we issued 125,000 more options to our employees, directors and consultants in 2005 at a higher exercise price of $0.80 per share -- 710,000 stock options in 2005 compared to approximately 585,000 stock options issued in 2004 at a lower exercise price of an average closing price of $0.17, which resulted in the recognition of a large compensation expense in 2005. Second, effective July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Prior to July 1, 2005, the Company has elected to account for the stock options granted to employees under the Accounting Principles Board Opinion (‘APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no compensation was recorded for stock options granted to the employees as long as the exercise price of the stock options equals the market value of the common stock at the date of grant. Hence, we recognized a larger compensation expense of approximately $86,000 in 2005 more than the comparable prior period. Third, although in both 2005 and 2004 we paid our directors for their services with our restricted common stock, the $0.80 per share price was much higher in 2005 as compared to the $0.17 per share price for those in 2004 at the time of issuance. Therefore, we took a larger expense of approximately $23,000 in 2005, even though the number of shares granted in 2005 was smaller than 2004.

Index

Research and Development Expense. Research and development expense increased by $147,386 or 208% to $218,232 for the three months ended September 30, 2005, from $70,846 for the three months ended September 30, 2004, as a result of increased research projects, additional hiring of scientists and personnel that increased our research staff from 2 to 6 persons, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $50,224 or 28% to $231,932 for the three months period ended September 30, 2005, from $181,708 for the three months period ended September 30, 2004. This increase in our general and administrative expenses is primarily attributed to legal fees for patent related work,  our corporate governance expenses, our patent maintenance fees, additional consulting expenses incurred in 2005, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above.

Interest Income. During the three months ended September 30, 2005, we had $2,855 in interest income, which represented interest earned on our certificate of deposits and money market account funded by the equity financings during the period. There was no interest income in the comparable 2004 period.

Interest Expense. Interest expense for the three months period ended September 30, 2005 decreased $10,248 or 35% to $19,186, compared to $29,434 the three months period ended September 30, 2004. This decrease was due to a decrease of $800,000 or 38% in the average outstanding loan balance due to our Chairman of the Board, to approximately $1,300,000 average outstanding loan balance due to our Chairman during the three months ended September 30, 2005, compared to approximately $2,100,000 for the comparable 2004 period.

Net Loss. Net loss for the three months period ended September 30, 2005 was ($536,281) or ($0.02) per share compared to ($504,072) or ($0.03) per share for the three months period ended September 30, 2004. This increase is primarily attributable to increases in non-cash stock-based compensation, research and development expenses, and general and administrative expense.

Index

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2005 and 2004 since during those periods we experienced recurring losses and negative cash flows from operations as well as a net capital deficiency. These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at September 30, 2005 was $592,283, as compared with June 30, 2005 of  $844,309.

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

In June 2005, we issued 16,666 shares of restricted common stock for aggregate exercise price of $2,500 in cash from an exercise of an employee stock option.

In July 2005, we issued 40,322 shares of restricted common stock for an aggregate purchase price of $25,000 in cash.

In August 2005, we issued 13,795 shares of restricted common stock for an aggregate purchase price of $8,553 in cash.

In August 2005, we issued 175,000 shares of restricted common stock for an aggregate exercise price of $29,750 in cash from an exercise of a stock option.

Based on our cash position at September 30, 2005, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $156,000 per month or an aggregate of approximately $1,872,000 over the next twelve (12) months, in the following areas:

Index

•
Research and development expenditures of approximately $75,000 per month or an aggregate of $900,000 that will consist of the following estimated monthly expenditures: (a) $45,000 in payroll for scientists; (b) $15,000 for outside research and development expenditures; and (c) $15,000 for chemical supplies, and laboratory operating expenses, including rent expense.

•	Patent related legal fees of approximately $20,000 per month or an aggregate of $240,000; and
•
Operating expenses of approximately $54,000 per month or an aggregate of $648,000, including officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

•	Financing expense of approximately $7,000 per month or an aggregate of $84,000 for interest payments of the outstanding note due to our Chairman of the Board.

Our current cash balance of $592,283 as of September 30, 2005 will satisfy our cash requirements for only approximately four (4) months.

If needed, we intend to raise additional cash by means of equity and or debt financing. Additionally, we plan to implement cash conservation strategy by paying with our shares and reducing the usage of consulting services. There are no assurances that the equity and/or debt financing will be successful or sufficient to meet our cash requirements if we raise additional cash or our cash conservation strategy will be successful.

As of September 30, 2005, we have notes outstanding to our Chairman of the Board totaling $1,268,625. During the year ended June 30, 2005, the short-term note with our Chairman of the Board was consolidated with the long-term convertible note under the same terms. The maturity date was extended to July 1, 2006 from July 1, 2004. On November 30 and December 31, 2004, a total of $1,326,087 of the long-term convertible note was converted into 3,489,703 shares of our restricted common stock. Our President’s note payable is a short-term note with no specific repayment terms. During the year ended June 30, 2005, we repaid in full our President’s note payable.

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

Index

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

At September 30, 2005, we had a negative working capital of ($644,343), that is primarily due to: (a) accrued interest on the stockholder loan totaling $56,932, (b) accounts payable of $133,872, and the short-term note payable of $1,268,625. At September 30, 2005, we had a stockholders’ deficit of $480,388, a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used by operating activities was $311,055 for the three months ended September 30, 2005. Net cash used by investing activities was $4,274. Net cash provided by financing activities was $63,303 of which $33,553 was from the sale of our restricted common stocks and $29,750 from the exercise of 175,000 stock options.

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

In July and August 2005, we issued a total of 54,118 shares of restricted common stock for an aggregate purchase price of $33,553 or $0.62 per share for cash.

In August 2005, we issued 175,000 shares of restricted common stock for an aggregate exercise price of $29,750 or $0.17 per share resulting from the exercise of a stock option.

Contractual Obligations And Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2006:

Significant Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Capital Leases	$-
Operating Leases	$9,162	$9,162	$-	$-	$-

We are committed under our lease for our Gainesville, Florida office and laboratory facilities. This lease expires in March 2006. We do not have any capital leases.

Index

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Principal Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Principal Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended September 30, 2005, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to disputes and litigation in the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2005, we sold 40,322 shares of common stock to Mr. Roy Carr for a price of $0.62 per share or in aggregate of $25,000 in cash. We relied upon Section 4(2) of the Securities Act  of 1933, as amended (the “Securities Act”)  for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Roy Carr stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On August 24, 2005, we issued 175,000 shares of common stock to Mr. Gerald Olderman, one of our directors, as he exercised his stock option at $0.17 per share or an aggregate price of $29,750. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the security certificates representing these securities issued to Mr. Gerald Olderman stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

Index

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

On September 9, 2005, we granted to Mr. William Toreki, III an option to acquire up to 75,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Toreki as a performance bonus in connection with his position as our Senior Polymer Scientist. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Toreki stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Mr. Bernd Liesenfeld an option to acquire up to 50,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Liesenfeld as a performance bonus in connection with his position as our Senior Scientist. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Liesenfeld stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

On September 9, 2005, we granted to Ms. Susan Leander an option to acquire up to 25,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Ms. Leander as a performance bonus in connection with her position as our Polymer Scientist. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Ms. Leander stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Mr. David Moore an option to acquire up to 20,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Moore as a performance bonus in connection with his position as our Senior Microbiologist. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Moore stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Mr. Paul Dominguez an option to acquire up to 15,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Dominguez as a performance bonus in connection with his position as our Microbiologist. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Dominguez stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Mr. Roy Carr an option to acquire up to 25,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Carr as a performance bonus in connection with his position as our Director of Medical Devices. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Carr stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Ms. Natasha Sorobey a warrant to acquire up to 25,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Ms. Sorobey as a performance bonus in connection with her position as our Corporate Secretary. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Mr. Christopher Batich a warrant to acquire up to 50,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Batich in connection with his position as our Consultant for Bioengineering and Material Science. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Batich stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 9, 2005, we granted to Mr. Nam Nguyen an option to acquire up to 150,000 shares of restricted common stock at an exercise price of $0.80 per share, the then current market value of our common stock. These stock options were issued to Mr. Nguyen as a performance bonus in connection with Mr. Nguyen’s position as our Chief Financial Officer. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the shares and stock options issued to Mr. Nguyen stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

On September 30, 2005, we issued a warrant to GSP Consulting, Inc. (“GSP”) entitling GSP to acquire up to 3,345 shares of common stock at an exercise price ranging from $0.83 to $0.96 per share, the then-current market value of our common stock. This warrant was issued to GSP as partial payment for services rendered to us by GSP from July to September 2005. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to GSP stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 30, 2005, we issued 5,556 shares of our common stock to Mr. Dennis Everhart in exchange for approximately $5,000, which we owed to Mr. Everhart for services rendered to us. The shares granted to Mr. Everhart were valued at price of $0.90 per share, for an aggregate price of approximately $5,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Everhart stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

2.1	Merger Agreement dated March 19, 2001 between Above Average Investments Ltd. and Quick- Med Technologies, Inc. (1)
2.2	Amendment to Merger Agreement (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Quick-Med Technologies' MMP License Agreement (1)
10.2	Quick-Med Technologies Stock Option Plan (1)
10.3	Cooperative Research and Development Agreement - The U.S. Army Medical Research Institute of Chemical Defense (1)
10.4	Financing Agreement - Euro Atlantic Capital Corporation (1)
10.5	Consulting Agreement - Gregory Schultz (1)
10.5.1	Consulting Agreement - Christopher T. Batich (1)
10.5.2	Consulting Agreement - Bruce Mast (1)
10.5.3	Consulting Agreement - William Toreki (1)
10.6	Note issued to Michael R. Granito by Quick-Med Technologies (1)
10.7	Employment Agreement - Gerard Bencen (1)
10.8	Research and Development Agreement - The Collaborative Group (2)
10.9	Agreement Between Noville and Quick-Med Technologies, Inc. (3)
10.10	Agreement between United States Army Medical Research Acquisition Activity and Quick-Med Technologies, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) and 15d-15(e), filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) and 15d-15(e), filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Assignment of Patent for Wound Care (1)
99.4	Assignment of Patent for Mustard Gas (1)
99.5	Assignment of Patent for Anti-wrinkle cream (1)
-------------
(1)	Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)
(2)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three- month period ended September 30, 2003.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	November 18, 2005	By: /s/ David S. Lerner
David S. Lerner
President and Principal Executive Officer

Date	November 18, 2005	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer