Form 10QSB
period 2005-12-31
QUICK MED TECHNOLOGIES INC
filed 2006-02-15
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005

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

Number of shares of common stock outstanding as of February 6, 2006: 30,208,517

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET AT DECEMBER 31, 2005
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$476,751
Accounts receivable	147,767
Total current assets	624,518

Property and equipment, net	13,774

Other assets:
Prepaid expenses	8,232
Intangible asset, net	291,149
Total other assets	299,381
Total assets	$937,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$97,343
Accrued expenses	6,842
Accrued interest on note payable - director	19,186
Other current liabilities	110,833
Total current liabilities	234,204

License payable	160,000
Long-term liability - note payable - director	1,268,625
Total liabilities	1,662,829

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,108,517 shares issued
and outstanding	3,011
Additional paid-in capital	11,408,501
Outstanding stock options	1,244,219
Accumulated deficit	(13,380,887)
Total stockholders' deficit	(725,156)
Total liabilities and stockholders' deficit	$937,673

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE  AND SIX MONTHS
ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenues	$274,708	$14,639	$632,557	$35,653

Expenses:
Cost of revenues	42,108	1,995	113,178	6,198
General and administrative expenses	250,407	259,866	482,341	441,637
Research and development	199,770	88,927	418,001	159,712
Depreciation and amortization	12,744	11,212	24,510	22,300
Stock-based compensation	110,897	34,481	455,696	262,287
Total expenses	615,926	396,481	1,493,726	892,134

Loss from operations	(341,218)	(381,842)	(861,169)	(856,481)

Other income (expense):
Other income	-	17,478	-	17,478
Interest income	4,739	-	7,594	-
Interest expense	(19,186)	(31,301)	(38,372)	(60,735)

Loss before income taxes	(355,665)	(395,665)	(891,947)	(899,738)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(355,665)	$(395,665)	$(891,947)	$(899,738)

Net loss per share (basic and diluted)	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average common
shares outstanding	30,096,008	20,772,846	29,975,635	19,527,544

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, September 30, 2005	30,095,193	3,009	$11,397,989	$(13,025,222)	$1,143,836	$(480,388)

Stock options granted for services	-	-	-	-	100,383	100,383

Stock issued for services	13,324	2	10,512	-	-	10,514

Net loss, December 31, 2005	-	-	-	(355,665)	-	(355,665)

Balance, December 31, 2005	30,108,517	3,011	$11,408,501	$(13,380,887)	$1,244,219	$(725,156)

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE  SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	2005	2004
Cash flows from operating activities:
Net loss	$(891,947)	$(899,738)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	24,510	22,300
Stock granted for services	119,514	161,624
Stock-based compensation	336,182	100,663
(Increase) decrease in:
Accounts receivable	(98,659)	(6,700)
Prepaid expenses	4,204	4,659
Increase (decrease) in:
Accounts payable	(9,097)	(26,389)
Accrued interest	(18,560)
Other current liabilities	110,833	60,735
Net cash used by operating activities	(423,020)	(582,846)

Cash flows from investing activities:
Purchase of fixed assets	(5,329)	(3,595)
Patents	(2,512)	-
Net cash used by investing activities	(7,841)	(3,595)

Cash flows from financing activities:
Issuance of common stock for cash, net	33,553	1,810,000
Proceeds from stock option exercise	29,750	-
Increase in short-term notes payable - officer/director	-	10,417
Repayments of short-term notes payable - officer/director	-	(30,000)
Increase in notes payable - officer/director	-	450,000
Net cash provided by financing activities	63,303	2,240,417

Net increase (decrease) in cash and cash equivalents	(367,558)	1,653,976
Cash and cash equivalents at beginning of period	844,309	19,805
Cash and cash equivalents at end of period	$476,751	$1,673,781

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECMBER 31, 2005 AND 2004 (CONTINUED)
(UNAUDITED)

	2005	2004
Supplementary Information:

Cash paid for:
Interest	$56,932	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock options granted to consultant	$215,222	$74,889
Conversion of debt to equity	$-	$1,325,738

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of December 31, 2005 represents amounts due from Engelhard Corporation and is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Current Liabilities

The other current liabilities consist of the refundable deposit received from Engelhard Corporation that is to be rebated to the customer when the sales target is reached within a short-term period of time, and the deferred revenue from the license fee for exclusivity.

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

Revenue Recognition

The Company recognizes the revenue of its royalties from the products sold by a cosmetic and personal care division of Engelhard Corporation under the master agreement for product development, manufacturing and distribution (the “Master Agreement”). The Company also recognizes the revenue from the non-refundable exclusivity license fee derived from Engelhard Corporation under the Master Agreement on a pro rata basis over the term of the related exclusive license agreement. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R is effective for the Company beginning in the quarter ended September 30, 2005 and applies to all outstanding and unvested share-based payment awards at the adoption date. The Company adopted the modified prospective approach as its implementation method under this pronouncement. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's Common Stock on the date of grant. For the six months ended December 31, 2005, the Company recorded costs related to this pronouncement, which include the effects of any grants made during the period, of approximately $456,000 or $0.02 per share on a basic and diluted basis.

On September 9, 2005, the Board of Directors (the “Board”) granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005 and all shares were immediately vested. In addition, the Board granted 710,000 stock options and 175,000 warrants to our employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005. The stock options and warrants were vested one-third immediately, one-third will be vested on July 1, 2006 and the remaining one-third will be vested on July 1, 2007, assuming the person receiving the equity awards is employed by the Company at the time of vesting. The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant. The weighted average grant date fair value of  options was $0.72 per share based on the Black-Scholes option-pricing model. The options and warrants expire five years from the date of grant.

The weighted average grant date fair value of options granted during the six months ended December 31, 2005 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Assumptions utilized to value options are as follows:

Risk-free interest rate	4.75% to 6%
Expected life (years)	5
Expected volatility	50% to 138%
Expected dividends	None

Prior to July 1, 2005, the Company had elected to account for the stock options granted to employees under the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Under APB No.25, the difference between the option price and the fair value of the underlying shares resulted in a stock option compensation expense, which was prospectively recorded in the income statement over two fiscal years. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During 2002, 50,000 options were granted to a consultant vesting over a three-year period. Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements. The total stock-based compensation expense for the six months period ended December 31, 2004 was $262,287.

The Company’s net loss and loss per share using the fair value methodology for employee share-based compensation for the three months and six months ended December 31, 2004 would have been as follows:

	December 31, 2004
	Three Months	Six Months
Net loss
As reported	$(395,665)	$(899,738)
Pro forma	$(395,665)	$(931,188)
Loss per share
As reported	$(0.02)	$(0.05)
Pro forma	$(0.02)	$(0.05)

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

A summary of options as at December 31, 2005 and 2004 is shown below:

	December 31, 2005		December 31, 2004
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	3,069,834	$1.73	2,983,500	$2.17
Granted	710,000	0.80	635,000	0.17
Exercised	(175,000)	0.17	-	-
Forfeited	(825,000)	2.61	(720,000)	-
Outstanding at end of period	2,779,834	$1.33	2,898,500	$1.84
Exercisable at end of period	2,306,501		2,881,133
Available for issuance at end of period	1,045,166		1,118,167

During the six months ended December 31, 2005, the Company issued common stock warrants to consultants in recognition of their performance. These warrants were accounted for in accordance with the provisions of SFAS 123R. The vesting provisions were vested one third immediately on September 9, 2005, one third to be vested on July 1, 2006, and one third to be vested on July 1, 2007. The warrants were valued on the date of grant using the Black- Scholes option-pricing model.

 Assumptions utilized to value warrants are as follows:

Risk-free interest rate	6.00%
Expected life (years)	5
Expected volatility	138%
Expected dividends	None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants as shown below:

	December 31, 2005		December 31, 2004
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	718,048	$0.24	567,500	0.20
Granted	178,346	0.72	90,000	0.15
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	896,394	$0.35	657,500	$0.20
Exercisable at end of period	644,727		431,668

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

In November and December 2005, the Company issued 13,324 shares of restricted common stock for payment of services provided by two consultants.

In February 2006, the Company issued 100,000 shares of restricted common stock for an aggregate purchase price of $80,000 or $0.80 per share for cash.

NOTE 4 - RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2005 and 2004, the Company received $0 and $450,000 respectively, from the Company’s Chairman. The funding received in 2004 was part of the convertible note payable as described below. The short term notes to our Chairman were subsequently consolidated into a long term convertible note as described below.

In September 2003, the Company negotiated a successor agreement with its Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $550,200 were consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The maturity date of the note was extended until July 1, 2006. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, at the option of the holder for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the holder to provide additional funding to the Company by purchasing restricted common stock at prices to be agreed to by the Company or other means. In August 2004, the Board of Directors granted the Chairman the right to consolidate the short-term debt and its related accrued interest into the convertible note under the same terms. The Chairman exercised the right to consolidate all outstanding short term notes and accrued interest into the long-term convertible note under the same terms. In January 2006, the Chairman agreed to extend the maturity date of the note until October 1, 2007.

The Chairman converted $500,000 and $826,087 of the convertible note into 1,315,790 and 2,173,913 shares of restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At December 31, 2005, the convertible note outstanding balance was $1,268,625, convertible into 3,338,487 shares of restricted common stock.

During the period ended December 31, 2005, the Company paid the accrued interest on the convertible note of $56,932 in accordance with the Board of Directors written resolution (without the Chairman’s participation) to clarify and confirm the interest payment terms. Under the terms of the interest payment, the Company will pay the interest on the note for the previous quarter within 10 business days subsequent to the end of the quarter.

During the six months ended December 31, 2004, the Company borrowed a total of $460,417 through: (a) $450,000 borrowed from its Chairman, and (b) $10,417 borrowed from its President. In addition, the Company repaid a total of $30,000 to the President.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - CONTINGENCIES

In connection with the Master Agreement with Engelhard Corporation, the Company signed a product development and distribution agreement for Ilomastat (the “Product Agreement”). The Product Agreement requires Engelhard to obtain at least one significant sales contract within one year of the effective distribution date, as defined, that results in the realization of a combined annualized net profit run rate milestone of at least $1 million per annum by May 2005. On April 18, 2005, the Company sent a notice to cure to Engelhard for the noncompliance on the one significant sales contract provision and to determine the achievability of the key profit milestones.

On September 19, 2005, the Company sent a notice of material default and termination to Engelhard, in breach of its contractual obligations under the Master Agreement and the Product Agreement (collectively  the “Agreements”). Engelhard failed to reach at least two critical milestones (1) to develop at least one significant sales contract within one year of the effective distribution date and (2) to have us realize a combined annualized net profit of $1 million per year by May 2005. In accordance with the termination procedure provided for in the Agreements, the Agreements will terminate in their entirety thirty (30) days from Engelhard’s receipt of the termination notice provided that Engelhard does not cure its material breaches among others within that time period.

In accordance with the termination provision of the Agreements, Engelhard is required to deliver any and all materials containing our trade secrets or confidential information, and must cease and desist from using the Company’s trade secrets or confidential information along with any trademark or trade names associated with the intellectual property including “Equistat™.” The Company is currently assessing its legal remedies and investigating its damages.

During October 2005, the Company and Engelhard entered into the tolling agreements, resulting in an extension of the termination period to January 31, 2006.  During the six month period ended December 31, 2005, the revenues generated under the Agreements represented more than ninety-nine (99%) percent of the total revenues.

While the Company retains the right to terminate its  agreement with Engelhard at any time subsequent to January 31, 2006, the management of  the Company is currently engaged in negotiations with Engelhard for an amendment to the terms of its existing agreement.  Although no agreement has been reached, Engelhard has notified us of its desire to successfully resolve this matter; however, there is no assurance that these negotiations will be successful.  Should our agreement with Engelhard be terminated, our future revenues will be adversely affected.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2005. The terms “Quick-Med”, "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) there is no assurance that our technologies or products will be accepted in the marketplace; (e) we do not currently carry product liability insurance; and therefore, should we be subject to a product liability claim, our financial condition may be adversely affected; (f) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (g) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (h) our operations are currently funded by our equity financings in November 30 and December 31, 2004, and revenues; however, there are no assurances that these equity financings and revenues will be sufficient to ensure our future financial performance; (i) we have substantial debt obligations due to our Chairman of the Board, who previously funded our operations, debt obligations that are secured by our assets and revenues and are senior obligations we owe to our Chairman of the Board; and (k) other risk factors discussed in our annual report for the fiscal year ended June 30, 2005 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the consumer, healthcare, and industrial markets. We call one of these technologies, “NIMBUS™”, which stands for “Novel Intrinsically MicroBonded Utility Substrate”. NIMBUS™ is a family of advanced polymers that are bio-engineered to have antimicrobial, super-absorbent, hemostatic or other properties with applications across a variety of markets. Our other leading technology is called “MultiStatTM”, a family of advanced patent methods and compounds, which we believe may be highly effective in skin care therapy applications.

Our strategy is to further develop our core technologies as well as develop future technologies. We will attempt to commercialize these technologies through strategic licensing partnership agreements, joint ventures, or co-development agreements. We do not intend to manufacture or distribute final products; instead, we will seek partnership arrangements and/or license agreements with third parties to develop products that use our technologies and who will perform the manufacturing, marketing, and distribution functions associated with our technologies.

Index

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

Recent Developments

During 2005, through our agreement with Engelhard Corporation (“Engelhard”) (EC.NYSE), a Fortune 500 material sciences corporation, products that have incorporated our MultiStat™ technologies are now being commercialized through various skin care and anti-aging products, including such products being sold at retail stores and television shopping networks such as Bath and Body Works®, QVC under Patricia Wexler M.D. cosmetic skincare product line and Elizabeth Arden® under Ceramide Plump Perfect product line. Revenues derived from the royalties generated by sales of Mustistat™ - related products increased to $565,890 in the six months ended December 31, 2005 from $30,986 in the six months ended December 31, 2004.

Our agreement with Engelhard calls for financial milestones within specified dates, which had not been met as of December 31, 2005. We subsequently served Engelhard with notices of default and termination while continuing good faith efforts to resolve open matters.  Engelhard has notified us of its desire to successfully resolve this matter and we are currently in negotiation to reach a satisfactory agreement. However, there is no assurance that these negotiations will be successful. Should our agreement with Engelhard be terminated, our future revenues will be adversely affected. See Results of Operations for further discussions.

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

Index

Results of Operations

Comparison of Six Months Ended December 31, 2005 and 2004

Revenues. During the six months ended December 31, 2005 we had $632,557 of revenues, compared to $35,653 of revenues for the six months ended December 31, 2004, representing a 1,674% increase in our revenues. Our revenues during the six months ended December 31, 2005 consisted of: (a) $630,057, which represented our royalties from the product sales and the license fee for exclusivity by a cosmetic and personal care division of Engelhard Corporation (“Engelhard”), in connection with a master agreement we have with Engelhard for product development, manufacturing and distribution; and (b) $2,500 which represented a pro rata share of the fees related to a research agreement unrelated to our core technologies, which was completed in July 2005. Our revenues during the six months ended December 31, 2004 consisted of: (a) $30,986, which represented our royalties from the product sales by a cosmetic and personal care division of Engelhard Corporation; and (b) $4,667, which represented a pro rata share of the fees related to the research agreement with Johnson & Johnson Wound Management, a division of ETHICON INC., a subsidiary of Johnson & Johnson (J.NYSE), completed in June 2005.

In connection with the master agreement with Engelhard, in August 2002 we signed a product development and distribution agreement for Ilomastat with Engelhard (the “Product Agreement”). The Product Agreement requires Engelhard to: (a) obtain at least one significant sales contract within one year of the effective distribution date, as defined; and (b) our realizing a combined annualized net profit run rate milestone of at least $1 million per annum by May 2005. On April 18, 2005, we sent a notice to cure to Engelhard for the noncompliance on the one significant sales contract provision and to determine the achievability of the key profit milestones.

On September 19, 2005, we sent a notice of material default and termination to Engelhard informing Engelhard of its breaches of contract under the master agreement and the Product Agreement (collectively the “Agreements”), specifically Engelhard’s failure to: (1) develop at least one significant sales contract within one year of the effective distribution date; and (2) have us realizing a combined annualized net profit of $1 million per year by May 2005. The Agreements will terminate in their entirety thirty (30) days from Engelhard’s receipt of the termination notice, if Engelhard fails to cure its material breaches. The termination procedures provided for in the Agreements further provide that within thirty (30) days Engelhard must deliver to us all materials containing our trade secrets or confidential information, and must cease and desist from using our trade secrets or confidential information along with any trademark or trade names associated with our intellectual property, including without limitation “Equistat.” We are currently assessing our legal remedies and investigating our damages.

In October 2005, Engelhard and we entered into tolling agreements resulting in an extension of the termination period to January 31, 2006 to negotiate with Engelhard regarding the above matters.

While we retain the right to terminate our agreement with Engelhard at any time subsequent to January 31, 2006, we are currently engaged in negotiations with Engelhard for an amendment to the terms of the existing agreement.  Although no agreement has been reached, Engelhard has notified us of its desire to successfully resolve this matter; however, there is no assurance that these negotiations will be successful.  Should our agreement with Engelhard be terminated, our future revenues will be adversely affected.

Operating Losses. Operating losses for the six months ended December 31, 2005 decreased by 1% or $4,688 to ($861,169) for the six months ended December 31, 2005 from ($856,481) for the six months ended December 31, 2004. The decrease in operating loss was primarily due to an increase in revenues of $596,904 offsetting an increase in expenses of $601,592 for the six months ended December 31, 2005. The increase in expenses was primarily due to the following: (a) an increase of $258,289 or 162% increase in research and development expenses; (b) an increase of $193,409 or 74% in non-cash stock-based compensation; (c) an increase of $106,980 or 1,726% in cost of revenues; and (d) an increase of $40,705 or 9% in general and administrative expenses for those comparable prior periods, as described in more detail below.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation increased $193,409 or 74% to $455,696 for the six months ended December 31, 2005, from $262,287 for the six months ended December 31, 2004. This increase in non-cash stock based compensation was attributed to several factors. First, we issued 125,000 more options to our employees, directors and consultants in 2005, 710,000 stock options in 2005 compared to approximately 585,000 stock options issued in 2004. Second, the fair market value of the stock options issued in 2005 with an exercise price of $0.80 per share was higher than the fair market value of those issued in 2004 with an exercise price $0.17, resulting in the recognition of a higher compensation expense in 2005. Third, effective July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to recognize as expense the fair value of employee stock options and similar awards. Prior to July 1, 2005, the Company elected to account for the stock options granted to employees under the Accounting Principles Board Opinion (‘APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no compensation was recorded for stock options granted to the employees as long as the exercise price of the stock options equals the market value of the common stock at the date of grant. Hence, we recognized a higher compensation expense of approximately $154,160 in 2005 when compared with the prior period. Fourth, in both 2005 and 2004 we paid our directors for their services with our restricted common stock. Although the number of shares granted in 2005 was fewer than 2004, the value of the shares granted was approximately $23,000 higher in 2005 than 2004.

Index

Research and Development Expense. Research and development expense increased by $258,289 or 162% to $418,001 for the six months ended December 31, 2005, from $159,712 for the six months ended December 31, 2004, as a result of increased research projects, additional hiring of scientists and personnel that increased our research staff from 2 to 6 persons, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $40,705 or 9% to $482,342 for the six months period ended December 31, 2005, from $441,637 for the six months period ended December 31, 2004. This increase in our general and administrative expenses is primarily attributed to legal fees for patent related work, , our corporate governance expenses, our patent maintenance fees, additional consulting expenses incurred in 2005, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above.

Other Income. During the six months ended December 31, 2004, we had $17,478 in other income, which represented a gain from a debt settlement of the legal fees owed by us to a law firm. This law firm entered into a bankruptcy proceeding. We reached a settlement agreement with the trustee for the estate of the law firm at the amount less than the carrying liability. There was no such gain in the six months ended December 31, 2005.

Interest Income. During the six months ended December 31, 2005, we had $7,594 in interest income, which represented interest earned on our certificate of deposits and money market account funded by the equity financings during the period. There was no interest income in the comparable 2004 period.

Interest Expense. Interest expense for the six months period ended December 31, 2005 decreased $22,363 or 37% to $38,372 compared to $60,735 the six months period ended December 31, 2004. This decrease was due to a decrease of $800,000 or 38% in the average outstanding loan balance due to our Chairman of the Board, to approximately $1,300,000, compared to approximately $2,100,000 average outstanding balance for the comparable 2004 period.

Net Loss. Net loss for the six months period ended December 31, 2005 was ($891,947) or ($0.03) per share compared to ($899,738) or ($0.05) per share for the six months period ended December 31, 2004. This decrease is primarily attributable to an increase in revenues, offset by the increases in non-cash stock-based compensation, research and development expenses, and general and administrative expense.

Comparison of Three Months Ended December 31, 2005 and 2004

Revenues. During the three months ended December 31, 2005 we had $274,708 of revenues, compared to $14,639 of revenues for the three months ended December 31, 2004, representing a 1,777% increase in our revenues. Our revenues during the three months ended December 31, 2005 consisted of $274,708, which represented our royalties from the product sales and the license fee for exclusivity by a cosmetic and personal care division of Engelhard, in connection with a master agreement we have with Engelhard for product development, manufacturing and distribution. Our revenues for the three months ended December 31, 2004, consisted of: (a) $9,972, which represented our royalties from the product sales by a cosmetic and personal care division of Engelhard; and (b) $4,667, which represented a pro rata share of the fees related to the research agreement with Johnson & Johnson Wound Management, completed in June 2005.

Operating Losses. Operating losses for the three months ended December 31, 2005 decreased by 11% or $40,624 to ($341,218) for the three months ended December 31, 2005 from ($381,842) for the three months ended December 31, 2004. The decrease in operating loss was primarily due to an increase in revenues of $260,069 offsetting an increase in expenses of $219,445 for the three months ended December 31, 2005. The increase in expenses was primarily due to: (a) an increase of $76,416 or 222% in non-cash stock-based compensation; (b) an increase of $110,843 or 125% increase in research and development expenses; (c) an increase of $40,113 or 2011% in cost of revenues; and (d) offset by a reduction of $9,459 or 4% in general and administrative expenses for those comparable prior periods.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation increased $76,416 or 222% to $110,897 for the three months ended December 31, 2005, from $34,481 for the three months ended December 31, 2004. This increase in non-cash stock based compensation was attributed to several factors. First, we issued 125,000 more options to our employees, directors and consultants in 2005, 710,000 stock options in 2005 compared to approximately 585,000 stock options issued in 2004. Second, the fair market value of the stock options issued in 2005 with an exercise price of $0.80 per share was higher than the fair market value of those issued in 2004 with an exercise price $0.17, resulting in the recognition of a higher compensation expense in 2005. Third, effective July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to recognize as expense the fair value of employee stock options and similar awards. Prior to July 1, 2005, the Company elected to account for the stock options granted to employees under the Accounting Principles Board Opinion (‘APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no compensation was recorded for stock options granted to the employees as long as the exercise price of the stock options equals the market value of the common stock at the date of grant. Hence, we recognized a higher compensation expense of approximately $68,000 in 2005 when compared with the prior period.

Research and Development Expense. Research and development expense increased by $110,843 or 125% to $199,770 for the three months ended December 31, 2005, from $88,927 for the three months ended December 31, 2004, as a result of increased research projects, additional hiring of scientists and personnel that increased our research staff from 2 to 6 persons, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense decreased by $9,459 or 4% to $250,407 for the three months period ended December 31, 2005, from $259,866 for the three months period ended December 31, 2004. This decrease in our general and administrative expenses is primarily attributed to the absence of the legal fees related to equity financings in 2005 offsetting by the increase in legal fees for patent related work, , our corporate governance expenses, our patent maintenance fees, additional consulting expenses incurred in 2005, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above.

Other Income. During the three months ended December 31, 2004, we had $17,478 in other income, which represented a gain from a debt settlement of the legal fees owed by us to a law firm. This law firm entered into a bankruptcy proceeding. We reached a settlement agreement with the trustee for the estate of the law firm at the amount less than the carrying liability. There was no such gain in the three months ended December 31, 2005.

Interest Income. During the three months ended December 31, 2005, we had $4,739 in interest income, which represented interest earned on our certificate of deposits and money market account funded by the equity financings during the period. There was no interest income in the comparable 2004 period.

Interest Expense. Interest expense for the three months period ended December 31, 2005 decreased $12,115 or 39% to $19,186, compared to $31,301 the three months period ended December 31, 2004. This decrease was due to a decline of approximately $1,300,000 in the average outstanding loan balance due to our Chairman during the three months ended December 31, 2005, compared to approximately $2,100,000 average outstanding balance for the comparable 2004 period.

Net Loss. Net loss for the three months period ended December 31, 2005 was ($355,665) or ($0.01) per share compared to ($395,665) or ($0.02) per share for the three months period ended December 31, 2004. This decrease is primarily attributable to increases in revenues, offset by increases in non-cash stock-based compensation, research and development expenses, and general and administrative expense.

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

Total cash on hand at December 31, 2005 was $476,751, as compared with a September 30, 2005 balance of $592,283.

Equity Financing and our Cash Requirements

On November 30, 2004, we completed an agreement to sell 5,000,000 shares of our restricted common stock to Phronesis Partners, L.P. (“Phronesis”), a Delaware limited partnership, for $1,000,000 before commission and expenses (the ”Stock Purchase Agreement”). On November 30, 2004, we received $880,000 net of commission and expenses of $120,000. In connection with the Stock Purchase Agreement, our Chairman of the Board, Mr. Granito, converted $500,000 of the convertible debt we owed to him into 1,315,790 shares of our restricted common stock at a conversion price applicable to the convertible debt of $0.38 per share. In connection with the Stock Purchase Agreement, Phronesis and we completed a Warrant Agreement, in which we granted Phronesis certain warrants to purchase shares of our restricted common stock at an exercise price as defined in the Warrant Agreement. The Warrant Agreement expired on February 5, 2005 and provided for a maximum investment of $1,000,000 by Phronesis through the exercise of warrants. On December 31, 2004, Phronesis and we agreed to amend the exercise price for the warrant price to $0.46 per share. All other terms of the Stock Purchase Agreement and the Warrant Agreement remained the same. On the same date, Phronesis exercised its warrant to purchase 2,173,913 shares of our restricted common stock at a per share price of $0.46, or an aggregate purchase price of $1,000,000 before commission of $70,000.

In connection with the exercise of the warrant and in accordance with the terms of the Stock Purchase Agreement, Mr. Granito, our Chairman of the Board, immediately converted $826,087 of his convertible debt owed by us into 2,173,913 shares of our restricted common stock (equal to the number of shares acquired by Phronesis) at a conversion price applicable to the convertible debt of $0.38 per share.

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

In February 2006, we issued 80,000 shares of restricted common stock for an aggregate purchase price of $80,000 in cash.

Based on our cash position at December 30, 2005, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $156,000 per month or an aggregate of approximately $1,872,000 over the next twelve (12) months, in the following areas:

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

Our current cash balance of $476,751 as of December 31, 2005, coupled with collection on accounts receivable of $147,767 and the $80,000 cash received from the issuance of common stock will satisfy our cash requirements for only approximately five (5) months.

If needed, we intend to raise additional cash by means of equity and or debt financing. Additionally, we plan to implement cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. There are no assurances that any planned equity offering and/or debt financing will be successful or sufficient to meet our cash requirements if that our cash conservation strategy will be successful.

As of December 31, 2005, we have notes outstanding to our Chairman of the Board totaling $1,268,625. During the year ended June 30, 2005, the short-term note with our Chairman of the Board was consolidated with the long-term convertible note under the same terms. The maturity date was extended to July 1, 2006 from July 1, 2004. Subsequently, the maturity date was extended to October 1, 2007. On November 30 and December 31, 2004, a total of $1,326,087 of the long-term convertible note was converted into 3,489,703 shares of our restricted common stock. Our President’s note payable is a short-term note with no specific repayment terms. During the year ended June 30, 2005, we repaid in full our President’s note payable. During the quarter ended December 31, 2005, we paid the accrued interest of $56,932 on our notes outstanding to our Chairman. In January 2006, we paid the quarterly interest payment of $19,186 on our notes to our Chairman.

If we are unable to successfully repay or restructure our loan to our Chairman of the Board or our other outstanding liabilities as they become due, we may have to liquidate our business and undertake any or all the steps outlined below.

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

Based upon our cash requirements for our Plan of Operations and our current dividend policy of investing any available cash to our operations, however, we do not currently plan to distribute any cash to our stockholders.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our stockholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

Index

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares of common stock.

At December 31, 2005, we had a working capital of $390,314, that primarily consists of: (a) cash of $476,751; (b) accounts receivable of $147,767; (c) accrued interest on the stockholder loan totaling $19,186 (d) accounts payable of $97,343, and (e) the short-term other current liabilities of $110,833. At December 31, 2005, we had a stockholders’ deficit of $701,823, a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $423,020 for the six months ended December 31, 2005. Net cash used in investing activities was $7,841. Net cash provided by financing activities was $63,303 of which $33,553 was from the sale of our restricted common stocks and $29,750 from the exercise of 175,000 stock options.

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

In December 2004, approximately $13,267 of accounts payable was settled through the issuance of 66,335 shares of restricted common stock.

Index

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Principal Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Principal Executive Officer and our Chief Financial Officer have concluded that as of  December 31, 2005, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended December 31, 2005, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to disputes and litigation in the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 30, 2005, we issued 1,990 shares of our common stock to Ms. Sally MacKay in exchange for approximately $1,592, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $0.80 per share, for an aggregate price of approximately $1,592. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 31, 2005, we issued 2,188 shares of our common stock to Ms. Sally MacKay in exchange for approximately $1,422, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $0.65 per share, for an aggregate price of approximately $1,422. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 31, 2005, we issued a warrant to GSP Consulting, Inc. (“GSP”) entitling GSP to acquire up to 3,769 shares of common stock at an exercise price ranging from $0.65 to $1.02 per share, the then-current market value of our common stock. This warrant was issued to GSP as partial payment for services rendered to us by GSP from September to December 2005. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to GSP stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 31, 2005, we issued 9,146 shares of our common stock to Mr. Dennis Everhart in exchange for approximately $7,500, which we owed to Mr. Everhart for services rendered to us. The shares granted to Mr. Everhart were valued at price of $0.82 per share, for an aggregate price of approximately $7,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Everhart stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 6, 2006, we sold 50,000 shares of common stock to Mr. Richard Eiferman for a price of $0.80 per share or in aggregate of $40,000 in cash. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Eiferman stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 6, 2006, we sold 50,000 shares of common stock to Richard Eiferman Trust for a price of $0.80 per share or in aggregate of $40,000 in cash. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Eiferman stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

In lieu of the Annual Meeting of Stockholders, shareholders of record at the close of business on December 5, 2005 holding 72.6% of the outstanding Common Stock (“Majority Shareholders”) executed the Written Consent with an effective date of January 19, 2006, effecting the following actions: (1) re-electing all current directors of the Company and electing Ms. Turnbull to the Board and (2) ratifying the reappointment of DaszkalBolton, LLP as the Company's independent auditors for fiscal year 2006. No other action has been authorized by the Written Consent. For her services as a director, the Company intends to grant Ms. Turnbull option and stock compensation in amounts to be determined at a later date.

Pursuant to the terms of a stockholders agreement dated November 30, 2004, between Phronesis Partners, LP (“Phronesis”), Quick-Med, Michael R. Granito, our Chairman of the Board, and David S. Lerner, our President and director, Phronesis has the right to designate a qualified individual to Quick-Med’s Board of Directors. In addition, Phronesis, Michael R. Granito and David S. Lerner shall vote their respective shares of capital stock of Quick-Med to elect such designee. Currently, their combined total number voting shares constitute a majority of shares of Quick-Med. On December 5, 2005, Phronesis designated Cheryl L. Turnbull, Special Limited Partner at Phronesis Partners LP, to be a director to our Board of Directors. Quick-Med deemed Ms. Turnbull to be a qualified person and the Majority Shareholders elected her as the director of our Board.

Item 5. Other Information.
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

2.1	Merger Agreement dated March 19, 2001 between Above Average Investments Ltd. and Quick- Med Technologies, Inc. (1)
2.2	Amendment to Merger Agreement (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Quick-Med Technologies' MMP License Agreement (1)
10.2	Quick-Med Technologies Stock Option Plan (1)
10.3	Cooperative Research and Development Agreement - The U.S. Army Medical Research Institute of Chemical Defense (1)
10.4	Financing Agreement - Euro Atlantic Capital Corporation (1)
10.5	Consulting Agreement - Gregory Schultz (1)
10.5.1	Consulting Agreement - Christopher T. Batich (1)
10.5.2	Consulting Agreement - Bruce Mast (1)
10.5.3	Consulting Agreement - William Toreki (1)
10.6	Note issued to Michael R. Granito by Quick-Med Technologies (1)
10.7	Employment Agreement - Gerard Bencen (1)
10.8	Research and Development Agreement - The Collaborative Group (2)
10.9	Agreement Between Noville and Quick-Med Technologies, Inc. (3)
10.10	Agreement between United States Army Medical Research Acquisition Activity and Quick-Med Technologies, Inc. (4)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) and 15d-15(e), filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) and 15d-15(e), filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Assignment of Patent for Wound Care (1)
99.4	Assignment of Patent for Mustard Gas (1)
99.5	Assignment of Patent for Anti-wrinkle cream (1)
-------------
(1)	Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)
(2)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2002
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three- month period ended September 30, 2003.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three- month period ended September 30, 2005.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	February 14, 2006	By: /s/ David S. Lerner
David S. Lerner
President and Principal Executive Officer

Date	February 14, 2006	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer