Form 10QSB
period 2006-03-31
QUICK MED TECHNOLOGIES INC
filed 2006-05-12
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

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

Number of shares of common stock outstanding as of  May 5, 2006: 30,213,588

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET AT MARCH 31, 2006
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$342,842
Accounts receivable	90,001
Total current assets	432,843

Property and equipment, net	15,263

Other assets:
Prepaid expenses	6,606
Intangible asset, net	284,887
Total other assets	291,493
Total assets	$739,599

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$109,609
Accrued expenses	6,842
Accrued interest on note payable - director	18,769
Other current liabilities	93,333
Total current liabilities	228,553

License payable	160,000
Long-term liability - note payable - director	1,268,625
Total liabilities	1,657,178

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,213,588 shares issued
and outstanding	3,022
Additional paid-in capital	11,494,437
Outstanding stock options	1,325,057
Accumulated deficit	(13,740,095)
Total stockholders' deficit	(917,579)
Total liabilities and stockholders' deficit	$739,599

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE  AND NINE MONTHS
ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Revenues	$301,584	$49,316	$934,141	$84,969

Expenses:
Cost of revenues	41,272	7,064	154,450	13,262
General and administrative expenses	281,588	232,816	763,931	641,342
Research and development	221,946	168,827	639,947	359,259
Depreciation and amortization	12,744	11,540	37,253	33,840
Stock-based compensation	86,786	151,182	542,481	413,469
Total expenses	644,336	571,429	2,138,062	1,461,172

Loss from operations	(342,752)	(522,113)	(1,203,921)	(1,376,203)

Other income (expense):
Other income	-	-	-	17,478
Interest income	2,313	5,238	9,907	5,238
Interest expense	(18,769)	(18,769)	(57,140)	(81,894)

Loss before income taxes	(359,208)	(535,644)	(1,251,154)	(1,435,381)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(359,208)	$(535,644)	$(1,251,154)	$(1,435,381)

Net loss per share (basic and diluted)	$(0.01)	$(0.02)	$(0.04)	$(0.07)

Weighted average common
shares outstanding (basic and diluted)	30,167,140	27,086,106	30,004,626	19,475,953

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, December 31, 2005	30,108,517	3,011	$11,408,501	$(13,380,887)	$1,244,219	$(725,156)

Stock issued for cash	100,000	10	79,990	-	-	80,000
Stock options and warrants granted for services	-	-	-	-	80,838	80,838
Stock issued for services	5,071	1	5,946	-	-	5,947
Net loss, March 31, 2006	-	-	-	(359,208)	-	(359,208)

Balance, March 31, 2006	30,213,588	3,022	$11,494,437	$(13,740,095)	$1,325,057	$(917,579)

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE  NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net loss	$(1,251,154)	$(1,435,381)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	37,253	33,840
Stock granted for services	125,460	284,123
Stock-based compensation	417,021	129,346
(Increase) decrease in:
Accounts receivable	(40,893)	(26,632)
Prepaid expenses	5,830	5,936
Increase (decrease) in:
Accounts payable	3,168	(138,611)
Accrued interest	(18,977)	79,505
Other current liabilities	93,333	9,333
Net cash used in operating activities	(628,959)	(1,058,541)

Cash flows from investing activities:
Purchase of fixed assets	(8,045)	(11,755)
Patents	(7,767)	(1,641)
Net cash used in investing activities	(15,812)	(13,396)

Cash flows from financing activities:
Issuance of common stock for cash, net	113,554	1,897,000
Proceeds from stock option exercise	29,750	-
Increase in short-term notes payable - officer/director	-	10,417
Repayments of short-term notes payable - officer/director	-	(89,626)
Increase in notes payable - officer/director	-	450,000
Net cash provided by financing activities	143,304	2,267,791

Net (decrease) increase in cash and cash equivalents	(501,467)	1,195,854
Cash and cash equivalents at beginning of period	844,309	19,805
Cash and cash equivalents at end of period	$342,842	$1,215,659

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005 (CONTINUED)
(UNAUDITED)

	2006	2005
Supplementary Information:

Cash paid for:
Interest	$57,140	$5,370
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock options granted to consultant	$270,860	$103,571
Conversion of debt to equity	$-	$1,325,738

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of March 31, 2006 represents amounts due from Engelhard Corporation and is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Current Liabilities

The other current liabilities consist of the refundable deposit received from Engelhard Corporation that is to be rebated to the customer if the sales target is reached within a short-term period of time, and the deferred revenue from the license fee for exclusivity.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants of  4,896,394 at March 31, 2006. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Revenue Recognition

The Company recognizes the revenue of its royalties from the products sold by a cosmetic and personal care division of Engelhard Corporation under the master agreement for product development, manufacturing and distribution (the “Master Agreement”). The Company also recognizes the revenue from the non-refundable exclusivity license fee derived from Engelhard Corporation under the Master Agreement on a pro rata basis over the term of the related exclusive license agreement. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement.  Revenue from the small business innovation research program is recognized based on the research work performed in accordance with the program requirements.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R is effective for the Company beginning in the quarter ended September 30, 2005 and applies to all outstanding and unvested share-based payment awards at the adoption date. The Company adopted the modified prospective approach as its implementation method under this pronouncement. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's Common Stock on the date of grant. For the nine months ended March 31, 2006, the Company recorded costs related to this pronouncement, which include the effects of any grants made during the period, of approximately $542,000 or $0.02 per share on a basic and diluted basis.

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

The weighted average grant date fair value of options granted during the nine months ended March 31, 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

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

Under APB No.25, the difference between the option price and the fair value of the underlying shares resulted in a stock option compensation expense, which was prospectively recorded in the income statement over two fiscal years. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.” During 2002, 50,000 options were granted to a consultant vesting over a three-year period. Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements. The total stock-based compensation expense for the nine months period ended March 31, 2005 was $413,469.

The Company’s net loss and loss per share using the fair value methodology for employee share-based compensation for the three months and six months ended March 31, 2005 would have been as follows:

	March 31, 2005
	Three Months	Nine Months
Net loss
As reported	$(535,644)	$(1,435,381)
Pro forma	$(535,644)	$(1,466,831)
Loss per share
As reported	$(0.02)	$(0.07)
Pro forma	$(0.02)	$(0.08)

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

On October 1, 2004, the Company granted 50,000 unqualified options to a consultant, one third of which was vested immediately, one third was vested on July 1, 2005 and the remaining one third will be vested on July 1, 2006. The exercise price of these options was the closing trading price at the grant date. Using the Black Scholes option pricing model, $4,333 of compensation expense was recorded during this  period. All the options expire five years after the grant date. On June 29, 2005, 16,666 options were exercised at $0.15 per share or an aggregate price of approximately $2,500.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On February 21, 2005, the Company granted 10,000 unqualified options to a consultant, 7,000 options of which were vested immediately, and the remaining 3,000  vested on a pro rata basis over the 12 months period. The exercise price of these options was the average closing trading price of the fifteen (15) days prior to the grant date. Using the Black Scholes option pricing model, $598 of compensation expense was recorded in this period. All the options expire five years after the grant date.

A summary of options as of March 31, 2006 and 2005 is shown below:

	March 31, 2006		March 31, 2005
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	3,069,834	$1.73	2,983,500	$2.17
Granted	710,000	0.80	642,500	0.17
Exercised	(175,000)	0.17	-	-
Forfeited	-	-	(720,000)	1.70
Expired	(825,000)	2.61	-	-
Outstanding at end of period	2,779,834	$1.33	2,906,000	$1.73
Exercisable at end of period	2,306,501		2,889,333
Available for issuance at end of period	1,045,166		1,110,667

During the nine months ended March 31, 2006, the Company issued common stock warrants to consultants in recognition of their performance. These warrants were accounted for in accordance with the provisions of SFAS 123R. The vesting provisions were vested one third immediately on September 9, 2005, one third to be vested on July 1, 2006, and one third to be vested on July 1, 2007. The warrants were valued on the date of grant using the Black- Scholes option-pricing model.

 Assumptions utilized to value warrants are as follows:

Risk-free interest rate	4.75 % to 6.00%
Expected life (years)	5
Expected volatility	50% to 138%
Expected dividends	None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants as shown below:

	March 31, 2006		March 31, 2005
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	718,048	$0.24	567,500	0.20
Granted	178,346	0.72	112,500	0.27
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	896,394	$0.35	680,000	$0.21
Exercisable at end of period	621,394		510,835

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - STOCKHOLDERS’ DEFICIT

In July and August 2005, the Company issued a total of 54,118 shares of restricted common stock for an aggregate purchase price of $33,553 or $0.62 per share for cash.

In August 2005, the Company issued 175,000 shares of restricted common stock for an aggregate exercise price of $29,750 or $0.17 per share resulting from the exercise of a stock option.

In September 2005, the Company issued 130,000 shares of restricted common stock for the payment of services rendered by the members of the Board of Directors. In addition, the Company granted stock options and warrants of 710,000 and 175,000 respectively to employees and consultants at the exercise price of $0.80 per share as performance bonus according to the vesting schedule. Further, the Company issued 5,556 shares of restricted common stock for payment of services provided by a consultant.

In November and December 2005, the Company issued 13,324 shares of restricted common stock for payment of services provided by two consultants.

In February 2006, the Company issued 100,000 shares of restricted common stock for an aggregate purchase price of $80,000 or $0.80 per share for cash.

In January, February and March 2006, the Company issued 5,947 shares of restricted common stock for payment of services provided by a consultant.

NOTE 4 - RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2006 and 2005, the Company received $0 and $450,000 respectively, from the Company’s Chairman. The funding received in 2005 was part of the convertible note payable as described below. The short term notes to our Chairman were subsequently consolidated into a long term convertible note as described below.

In September 2003, the Company negotiated a successor agreement with its Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $550,200 were consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The maturity date of the note was extended until July 1, 2006. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, at the option of the holder for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 115% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the holder to provide additional funding to the Company by purchasing restricted common stock at prices to be agreed to by the Company or other means. In August 2004, the Board of Directors granted the Chairman the right to consolidate the short-term debt and its related accrued interest into the convertible note under the same terms. The Chairman exercised the right to consolidate all outstanding short term notes and accrued interest into the long-term convertible note under the same terms. In January 2006, the Chairman agreed to extend the maturity date of the note until October 1, 2007.

The Chairman converted $500,000 and $826,087 of the convertible note into 1,315,790 and 2,173,913 shares of restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At March 31, 2006, the convertible note outstanding balance was $1,268,625, convertible into 3,338,487 shares of restricted common stock.

During the period ended March 31, 2006, the Company paid the accrued interest on the convertible note of $56,932 in accordance with the Board of Directors written resolution (without the Chairman’s participation) to clarify and confirm the interest payment terms. Under the terms of the note, the Company will pay the interest on the note for the previous quarter within 10 business days subsequent to the end of the quarter.

During the nine months ended March 31, 2005, the Company borrowed a total of $460,417 through: (a) $450,000 borrowed from its Chairman, and (b) $10,417 borrowed from its President. In addition, the Company repaid a total of $89,626 to the President.

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

On September 19, 2005, the Company sent a notice of material default and termination to Engelhard, for breach of its contractual obligations under the Master Agreement and the Product Agreement (collectively  the “Agreements”). Engelhard failed to reach at least two critical milestones (1) to develop at least one significant sales contract within one year of the effective distribution date and (2) to have the Company realize a combined annualized net profit of $1 million per year by May 2005. In accordance with the termination procedure provided for in the Agreements, the Agreements were to terminate in their entirety thirty (30) days from Engelhard’s receipt of the termination notice if Engelhard did not cure its material breaches within that time period . Engelhard has not yet cured such breaches.  However, in October 2005, the Company agreed to extend the agreement through a tolling agreement.

In March 31, 2006, Engelhard and the Company signed a non-binding letter of intent (“LOI”) and the term sheet to enter into a definitive agreement. During this negotiation period, as Engelhard is generating sales, it continues to pay the Company a minimum monthly royalty fee or the actual royalty fee, whichever is greater.

The Company can give no assurance that the negotiation of  a new agreement will be successful. Should a new agreement not be reached with Engelhard, our future revenues will be adversely affected.

During the nine month period ended March 31, 2006, the revenues generated under the Agreements represented more than ninety (90%) percent of the Company's total revenues.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2005. The terms “Quick-Med”, "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) there is no assurance that our technologies or products will be accepted in the marketplace; (e) we do not currently carry product liability insurance; and therefore, should we be subject to a product liability claim, our financial condition may be adversely affected; (f) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (g) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (h) our operations are currently funded by the revenues and our equity financings in November 30 and December 31, 2004; however, there are no assurances that these revenues and  equity financings  will be sufficient to ensure our future financial performance; (i) we have substantial debt obligations due to our Chairman of the Board, who previously funded our operations,  that are secured by our assets and revenues and are senior obligations; (k) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; and (l) other risk factors discussed in our annual report for the fiscal year ended June 30, 2005 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Recent Developments

During fiscal year 2006, through our agreement with Engelhard Corporation (“Engelhard”) (EC.NYSE), a Fortune 500 material sciences corporation, products that have incorporated our MultiStat™ technologies are now being commercialized through various skin care and anti-aging products, including such products being sold at retail stores and television shopping networks such as Bath and Body Works® and QVC under Patricia Wexler M.D. cosmetic skincare product line and Elizabeth Arden® under Ceramide Plump Perfect product line. Revenues derived from the royalties generated by sales of Mustistat™ - related products increased to $884,974 in the nine months ended March 31, 2006 from $66,303 in the nine months ended March 31, 2005.

Our agreement with Engelhard calls for financial milestones within specified dates, which had not been met as of  March 31, 2006. We previously served Engelhard with notices of default and termination while continuing good faith efforts to resolve open matters.  Engelhard has notified us of its desire to successfully resolve these matters and we are currently in negotiation to reach a satisfactory agreement.  On March 31, 2006, we completed negotiation of a term sheet and signed a non-binding letter of intent to enter into a definitive agreement based on these terms.  However, there is no assurance that these negotiations will be successful. Should our agreement with Engelhard be terminated, our future revenues will be adversely affected. See Results of Operations for further discussions.

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

Capital Expenditures and Requirements

From 2000 to 2006, we have spent approximately $378,000 on the acquisition of patents and exclusive license agreements. We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobeny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobeny with our common stock and cash for the exclusive license of the llomastat technology invented by them.

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

Index

Results of Operations

Comparison of Nine Months Ended March 31, 2006 and 2005

Revenues.  During the nine months ended March 31, 2006 we had $934,141 of revenues, compared to $84,969 of revenues for the nine months ended March 31, 2005, representing a 999% increase in our revenues. Our revenues during the nine months ended March 31, 2006 consisted of: (a) $884,974, which represented our royalties from the product sales ($803,307) and the license fee for exclusivity ($81,667) by a cosmetic and personal care division of Engelhard Corporation (“Engelhard”), in connection with a master agreement we have with Engelhard for product development, manufacturing and distribution;  (b) $2,500 which represented a pro rata share of the fees related to a research agreement unrelated to our core technologies, which was completed in July 2005; and (c) $46,667, which represented the revenue earned from the small business innovation research program. Our revenues during the nine months ended March 31, 2005 consisted of: (a) $66,303, which represented our royalties from the product sales by a cosmetic and personal care division of Engelhard Corporation; and (b) $18,666, which represented a pro rata share of the fees related to the research agreement with Johnson & Johnson Wound Management, a division of ETHICON INC., a subsidiary of Johnson & Johnson (J.NYSE), completed in June 2005.

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

On September 19, 2005, we sent a notice of material default and termination to Engelhard informing Engelhard of its breaches of contract under the master agreement and the Product Agreement (collectively the “Agreements”), specifically Engelhard’s failure to: (1) develop at least one significant sales contract within one year of the effective distribution date; and (2) have us realizing a combined annualized net profit of $1 million per year by May 2005. The Agreements were to terminate in their entirety thirty (30) days from Engelhard’s receipt of the termination notice if Engelhard did not cure its material breaches within that time period . Engelhard has not yet cured such breaches.  However, in October 2005, we agreed to extend the Agreements through a tolling agreement.

On March 31, 2006, we and Engelhard completed negotiation of a term sheet and signed a non-binding letter of intent to enter into a definitive agreement based on these terms. During this negotiation period, Engelhard continues to make sales and pays  us royalties as specified in the term sheet.   However, we can give no assurance that the negotiation of a new agreement will be successful.  If the new agreement with Engelhard   is not  reached, our future revenues will be adversely affected.

Operating Losses. Operating losses for the nine months ended March 31, 2006 decreased by 13% or $172,282 to ($1,203,921) for the nine months ended March 31, 2006 from ($1,376,203) for the nine months ended March 31, 2005. The decrease in operating loss was primarily due to an increase in revenues of $849,172 offsetting an increase in expenses of $676,890 for the nine months ended March 31, 2006. The increase in expenses was primarily due to the following: (a) an increase of $280,688 or 78% increase in research and development expenses; (b)  an increase of $141,188 or 1,065% in cost of revenues; (c) an increase of $129,012 or 31% in non-cash stock-based compensation; and (d) an increase of $122,589 or 19% in general and administrative expenses for those comparable prior periods, as described in more detail below.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation increased $129,012 or 31% to $542,481 for the nine months ended March 31, 2006, from $413,469 for the nine months ended March 31, 2005. This increase in non-cash stock based compensation was attributed to several factors. First, we issued 125,000 more options to our employees, directors and consultants in fiscal year 2006, 710,000 stock options in 2006 compared to approximately 585,000 stock options issued in fiscal year 2005. Second, the fair market value of the stock options issued in fiscal year 2006 with an exercise price of $0.80 per share was higher than the fair market value of those issued in fiscal year 2005 with an exercise price $0.17, resulting in the recognition of a higher compensation expense in 2006. Third, effective July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to recognize as expense the fair value of employee stock options and similar awards. Prior to July 1, 2005, the Company elected to account for the stock options granted to employees under the Accounting Principles Board Opinion (‘APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no compensation was recorded for stock options granted to the employees as long as the exercise price of the stock options equals the market value of the common stock at the date of grant. Hence, we recognized a higher compensation expense of approximately $154,160 in the 2006 period when compared with the prior period. Fourth, in both fiscal year 2006 and 2005 we paid our directors for their services with our restricted common stock. Although the number of shares granted in 2006 was fewer than 2005, the value of the shares granted was approximately $23,000 higher in 2006 than 2005.  Finally, this increase was offset by the fact that we issued approximately 24,000 of  our  restricted shares for services to consultants in fiscal year 2006 as compared to approximately 676,000 restricted shares issued to consultants in the comparable prior period.

Index

Research and Development Expense. Research and development expense increased by $280,688 or 78% to $639,947 for the nine months ended March 31, 2006, from $359,259 for the nine months ended March 31, 2005, as a result of increased research projects, additional hiring of scientists and personnel that increased our research staff from 2 to 6 persons, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $122,589 or 19% to $763,931 for the nine months period ended March 31, 2006, from $641,342 for the nine months period ended March 31, 2005. This increase in our general and administrative expenses is primarily attributed to increased business development expenses, legal fees for patent related work, , our corporate governance expenses, our patent maintenance fees, additional consulting expenses incurred in  fiscal year 2006, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above.

Other Income. During the nine months ended March 31, 2005, we had $17,478 in other income, which represented a gain from a debt settlement of the legal fees owed by us to a law firm. This law firm entered into a bankruptcy proceeding. We reached a settlement agreement with the trustee for the estate of the law firm at the amount less than the carrying liability. There was no such gain in the nine months ended March 31, 2006.

Interest Income. During the nine months ended March 31, 2006, we had $9,907 in interest income, which represented interest earned on our certificate of deposits and money market account funded by the equity financings during the period.  We had $5,238 in interest income the comparable 2005 period, which also represented interest earned on interest bearing accounts funded by the equity financings for a shorter period of time beginning November 2004 to March 31, 2005.

Interest Expense. Interest expense for the nine months period ended March 31, 200 decreased $24,754 or 30% to $57,140 compared to $81,894 for the nine months period ended March 31, 2005. This decrease was due to a decrease of $800,000 or 38% in the average outstanding loan balance due to our Chairman of the Board, to approximately $1,300,000, compared to approximately $2,100,000 average outstanding balance for the comparable 2005 period.

Net Loss. Net loss for the nine month period ended March 31, 2006 was ($1,251,154) or ($0.04) per share compared to ($1,435,381) or ($0.07) per share for the nine month period ended March 31, 2005. This decrease is primarily attributable to an increase in revenues, offset by the increases in non-cash stock-based compensation, research and development expenses, and general and administrative expense.

Comparison of Three Months Ended March 31, 2006 and 2005

Revenues. During the three months ended March 31, 2006 we had $301,584 of revenues, compared to $49,316 of revenues for the three months ended March 31, 2005, representing a 512% increase in our revenues. Our revenues during the three months ended March 31, 2006 consisted of $254,917, which represented our royalties from the product sales ($237,417) and the license fee for exclusivity ($17,500)  by a cosmetic and personal care division of Engelhard, in connection with a master agreement we have with Engelhard for product development, manufacturing and distribution; and $46,667, which represented the revenue earned from the small business innovation research program. Our revenues for the three months ended March 31, 2005, consisted of: (a) $35,316, which represented our royalties from the product sales by a cosmetic and personal care division of Engelhard; and (b) $14,000, which represented a pro rata share of the fees related to the research agreement with Johnson & Johnson Wound Management, completed in June 2005.

Operating Losses. Operating losses for the three months ended March 31, 2006 decreased by 34% or $179,361 to ($342,752) for the three months ended March 31, 2006 from ($522,113) for the three months ended March 31, 2005. The decrease in operating loss was primarily due to an increase in revenues of $252,268 offsetting an increase in expenses of $72,907 for the three months ended March 31, 2006. The increase in expenses was primarily due to: (a) an increase of $53,119 or 31% increase in research and development ; (b) an increase of $34,208 or 484% in cost of revenues ; (c) $48,772 or 21% in general and administrative expenses; and (d) offset by a reduction of  expenses $64,394 or 43% in non-cash stock-based compensation for those comparable prior periods.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation decreased $64,396 or 43% to $86,786 for the three months ended March 31, 2006, from $151,182 for the three months ended March 31, 2005. This decrease in non-cash stock based compensation was primarily attributed to a reduction in a number of shares issued to consultants for services rendered from approximately 212,000 shares issued during the three month period ended March 31, 2005 to approximately 5,000 shares issued during the period ended March 31, 2006.   The decrease was offset by first, we issued more options to our employees, directors and consultants in fiscal year 2006 than  fiscal year 2005; second, the fair market value of the stock options issued in fiscal year 2006 with an exercise price of $0.80 per share was higher than the fair market value of those issued in fiscal year 2005 with an exercise price $0.17, resulting in the recognition of a higher compensation expense in 2006. Third, effective July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to recognize as expense the fair value of employee stock options and similar awards. Prior to July 1, 2005, the Company elected to account for the stock options granted to employees under the Accounting Principles Board Opinion (‘APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no compensation was recorded for stock options granted to the employees as long as the exercise price of the stock options equals the market value of the common stock at the date of grant. Hence, we recognized a higher compensation expense when compared with the prior period.

Research and Development Expense. Research and development expense increased by $53,119 or 31% to $221,946 for the three months ended March 31, 2006, from $168,827 for the three months ended March 31, 2005, as a result of increased research projects, additional hiring of scientists and personnel that increased our research staff from 2 to 6 persons, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increase by $48,772 or 21% to $281,588 for the three months period ended March 31, 2006, from $232,816 for the three months period ended March 31, 2005. This increase in our general and administrative expenses is primarily attributed to the increased in business development activities,  increase in legal fees for patent related work, , our corporate governance expenses, our patent maintenance fees, additional consulting expenses incurred in 2006, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above.

Interest Income. During the three months ended March 31, 2006, we had $2,313 in interest income as compared to $5,238 in the comparable period.  The interest income represented interest earned on our certificate of deposits and money market account funded by the equity financings and revenues received during the period.

Interest Expense. Interest expense for the three months period ended March 31, 2006 remained unchanged as compared to the three months period ended March 31, 2005. The average outstanding loan balance due to our Chairman during the three months ended March 31, 2006 and 2005 was the same.

Net Loss. Net loss for the three months period ended March 31, 2006 was ($359,208) or ($0.01) per share compared to ($535,644) or ($0.02) per share for the three months period ended March 31, 2005. This decrease is primarily attributable to increases in revenues, offset by increases in research and development expenses, general and administrative expense, cost of revenues, and a decrease in  non-cash stock-based compensation.

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

Total cash on hand at March 31, 2006 was $342,842, as compared with a December 31, 2005 balance of $476,751.

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

In February 2006, we issued 100,000 shares of restricted common stock for an aggregate purchase price of $80,000 in cash.

Based on our cash position at March 31, 2006, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $156,000 per month or an aggregate of approximately $1,872,000 over the next twelve (12) months, in the following areas:

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

Our current cash balance of $342,842 as of March 31, 2006, coupled with collections on accounts receivable of $90,001  will satisfy our cash requirements for only approximately three (3) months.

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

As of March 31, 2006, we have notes outstanding to our Chairman of the Board totaling $1,268,625. During the year ended June 30, 2005, the short-term note with our Chairman of the Board was consolidated with the long-term convertible note under the same terms. The maturity date was extended to July 1, 2006 from July 1, 2004. Subsequently, the maturity date was extended to October 1, 2007. On November 30 and December 31, 2004, a total of $1,326,087 of the long-term convertible note was converted into 3,489,703 shares of our restricted common stock. Our President’s note payable is a short-term note with no specific repayment terms. During the year ended June 30, 2005, we repaid in full our President’s note payable. During the quarter ended December 31, 2005, we paid the accrued interest of $56,932 on our notes outstanding to our Chairman. In January and April 2006, we paid the quarterly interest payment of $19,186 and $18,769, respectively, on our notes to our Chairman.

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

Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash in our operations.  We do not currently plan to distribute any cash to our stockholders.

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

At March 31, 2006, we had  working capital of $204,290, that primarily consists of: (a) cash of $342,842; (b) accounts receivable of $90,001; (c) accrued interest on the stockholder loan totaling $18,769 (d) accounts payable of $116,451, and (e) the short-term other current liabilities of $93,333.  At March 31, 2006, we had a stockholders’ deficit of $917,579, a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $628,959 for the nine months ended March 31, 2006. Net cash used in investing activities was $15,812.   Net cash provided by financing activities was $143,304 of which $113,554 was from the sale of our restricted common stock and $29,750 from the exercise of 175,000 stock options.

To date, we have funded our activities principally from  (a) revenues of approximately $1,020,000; (b) issuance of common stock to an institutional investor for net proceeds of $1,810,000 and accredited investors for net proceeds of $167,000; (c) loans from our Chairman of the Board totaling $850,000; (d) other stockholder loans totaling $2,673,105, including related accrued interest, and (e) a $650,000 bridge loan from a merchant banking firm. All of these funds have been loaned with 6% interest per annum. The loan from the investment-banking firm was converted in November 2002 into restricted common stock at $1.00 per share.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Principal Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Principal Executive Officer and our Chief Financial Officer have concluded that as of  March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended March 31, 2006, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to disputes and litigation in the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2006, we issued 1,936 shares of our common stock to Ms. Sally MacKay in exchange for approximately $1,820, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $0.94  per share, for an aggregate price of approximately $1,820. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

On February 28, 2006, we issued 1,830 shares of our common stock to Ms. Sally MacKay in exchange for approximately $1,739, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $0.95 per share, for an aggregate price of approximately $1,739.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 31, 2006, we issued 1,305 shares of our common stock to Ms. Sally MacKay in exchange for approximately $2,389, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $1.83 per share, for an aggregate price of approximately $2,389.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

During the period ended March 31, 2006, we issued warrants to GSP Consulting, Inc. (“GSP”) entitling GSP to acquire up to 7,989 shares of common stock at an exercise prices ranging from $0.94 to $1.83 per share, the then-current market values of our common stock. These warrants were issued to GSP as partial payment for services rendered to us by GSP from January to March 2006. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificates representing the warrants issued to GSP stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None

Item 6. Exhibits

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

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	May 12, 2006	By: /s/ David S. Lerner
David S. Lerner
President and Principal Executive Officer

Date	May 12, 2006	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer