Form 10KSB
period 2006-06-30
QUICK MED TECHNOLOGIES INC
filed 2006-09-28
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
________________

For the fiscal year ended June 30, 2006	Commission file number 000-27545

QUICK-MED TECHNOLOGIES, INC.
----------------------------------------------
(Name of registrant as specified in its charter)

Nevada	98-0204736
(State or Other Jurisdiction of organization)	(IRS Employer Identification Number)

3427 SW 42nd Way
Gainesville, Florida 32608
(352) 379-0611
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/ or any further amendment to this Form 10-KSB. [ ]

The registrant’s revenues for its most recent fiscal year were $1,230,441.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of September 27, 2006 (based upon the closing price of $1.14 per share on September 25, 2006) was $6,214,701.

As at September 27, 2006 there were 30,221,215 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

QUICK-MED TECHNOLOGIES, INC.

ANNUAL REPORT
ON FORM 10-KSB
For the Year Ended June 30, 2006

INDEX

Page
PART I

PART II

PART III

Signatures	39

PART I
ITEM 1.	DESCRIPTION OF BUSINESS

This Form 10-KSB contains forward-looking statements based on our current expectations, assumptions and estimates and that involve risks and uncertainties. Any statements contained in this Form 10-KSB (including, without limitation, statements to the effect that we “estimate,” “expect,” “anticipate,” “plan,” believe,” “may” or “will” or statements concerning potential or opportunity or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Actual results could differ materially and adversely from those projected or anticipated in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including, without limitation, those risks and uncertainties described in the section entitled “Risk Factors” in this Form 10-KSB. We undertake no obligation to revise or update any such forward-looking statements.

Unless specified otherwise, as used in this Form 10-KSB, the terms “we,” “us,” “our,” the “Company” or “Quick-Med” refer to Quick-Med Technologies, Inc.

Corporate History

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

Our principal executive offices are located at 3427 SW 42nd Way, Gainesville, Florida 32608. Our telephone number is (352) 379-0611.

Business Development

We are a life sciences company that develops proprietary technologies in the medical and consumer healthcare markets. Our two core technologies under development are:

NIMBUS™ (“NIMBUS” or "NIMBUS technology"), a family of polymers that are bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications, such as wound dressings and apparel. We are seeking to use our NIMBUS™ technology in: (a) advanced wound care products and other medical devices; and (b) consumer products, including apparel and personal care. We believe that the size and growth characteristics of the antimicrobial market represent an attractive opportunity for the NIMBUS technology. Additionally, we believe there are no competing technologies on the market today that offer the unique combination of safety, efficacy and cost-effectiveness offered by NIMBUS. We have developed “proofs-of-principle” in several applications and are seeking to move these products to the commercialization stage. On September 18, 2006, we received a Phase II SBIR grant for continued work on an advanced wound dressing using the NIMBUS™ technology.

MultiStat™ (“MutltiStat”), a family of patented matrix metalloproteinase inhibitors (“MMPIs”) that we believe to have significant benefit in the maintenance, healing and repair of skin and eyes. Independent laboratories as well as our research show that MultiStat is effective in medical (wound care) and consumer (cosmetic) applications. MultiStat is currently being sold as a performance ingredient to several cosmetics companies via an agreement with Engelhard Corporation (recently acquired by BASF). MultiStat is also being evaluated as a post-injury treatment for mustard gas exposure, with the initial product currently being developed under a Cooperative Research and Development Agreement (CRADA) with the U.S. Army Medical Research Institute for Chemical Defense.

Business Strategy

Our business strategy is to further develop and execute commercialization strategies for each of our broad technologies. We will seek to generate revenue through four sources:

(1)	Licenses of proprietary technology to industry partners;
(2)	Contracts with government agencies;
(3)	Sales of product (compounds); and,
(4)	Research and development support agreements.

We expect that the majority of future revenue from NIMBUS will be generated via licenses, royalties and profit-sharing agreements. We believe that our intellectual property is the value driver and, as such, manufacturing, sales and distribution are and will be conducted either through client partners or outsourced.

First Core Technology: NIMBUS™

NIMBUS refers to “Novel Intrinsically MicroBonded Utility Substrate” - a family of patents, techniques, and other intellectual property in which polymer chemistry is used to permanently bond biologically active molecules onto substrates. NIMBUS is produced by bonding a selection of polyquaternaries to various materials and can take many forms including: microspheres, sprayable suspensions, superabsorbent polymers, powders, derivatized mineral particles, and others. We seek to use low-cost processes by which typically inexpensive chemicals can be permanently bonded to create added value to end products.

•
The NIMBUS technology has potential commercial applications spanning medical and consumer healthcare products. Choices of the substrate, the bonded molecules, or the method of bonding generate a range of products that can be modified to produce varying product attributes. By altering aspects of the formulation, the product can be made to be super-absorbent, have haemostatic properties, or serve as a drug delivery system. For example, it is capable of being used to add a second, slowly releasable ingredient to a substrate to permit more than one mode of action or property (e.g., perfume, protease inhibitor, fungicide, or antibiotic).

•
The raw materials cost of NIMBUS is lower than many other active ingredients used in healthcare today. Additionally, in wound care materials and other roll goods-based substrates, NIMBUS requires no more than standard textile or paper finishing equipment.

•
The most deeply studied potential commercial application of NIMBUS is in medical devices where permanent bonding to various substrates can be performed using broadband microbicides that are highly effective, as verified by independent laboratories. In certain proto-type wound dressings, NIMBUS begins to eradicate bacteria immediately and is effective for seven days or more. Tested in a typical potential commercial application, NIMBUS killed 99.9999% of the bacteria or other microbes present in the environment .

•
Third party and our research show that NIMBUS-treated articles are effective against MRSA (Methicillin-Resistant Staphylococcus Aureus) and VRE (Vancomycin-Resistant Enterococcus), two antibiotic-resistant organisms responsible for a significant and growing number of hospital and community-related infections. Other high bacterial kill levels have been demonstrated for contact lenses against Pseudomonas; in food preservation against bacteria that cause Listeria monocytogenes and Salmonella typhimurium; and in footwear protection against a wide range of other germs including Trichophyton mentagrophytes, a fungus that causes athlete’s foot.

•
While lethal to most bacteria, studies performed by us and third party laboratories show that NIMBUS is not harmful to human cells. Independent laboratory tests have shown that NIMBUS is non-toxic, non-sensitizing and non-irritating to humans, using particular test methodologies.

•
The NIMBUS technology permanently bonds the active agent to the substrate. This attribute is a source of differentiation from many competing technologies and gives NIMBUS potential advantages, including lower cost and the possible use in devices such as contact lenses, where leaching chemicals into the body may be an unacceptable medical risk.

A characteristic of NIMBUS medical devices relates to the reduced likelihood of bacteria to develop resistance to the microbicide employed - a growing concern in healthcare facilities. This characteristic results from the combined effect of (a) the mechanism by which bacteria are killed - by cell wall disruption and (b) the bonding of the microbicide to the substrate, which prevents concentrations of the active molecule from falling below minimum inhibitory levels.

Quick-Med is seeking to commercialize NIMBUS in key end-markets where we believe the technology provides either a solution to a defined market need or an opportunity to create attractive new products or product attributes. We have been in communication with potential clients or development partners in the following markets.

Substrate	Medical	Consumer Healthcare
Cotton and cotton blends, including cotton, cotton-rayon blends, cotton-PET blends, cellulosic materials	Wound dressings * Hospital gowns * Hospital bedding * Antimicrobial wipes	Feminine protection Adult incontinence Diapers Wipes Underwear
Synthetics including polyurethane, polypropylene, PE, PET, nylon, polycarbonates, silicones	Wound tapes/films * Wound dressings * Sutures * Catheters *	Contact lenses/cases * Toothbrushes Mattresses
Water/Oil-based Formulations	Hand sanitizer Skin care products Wound care gels *	Hand sanitizer Contact lens solution * Skin care products

* denotes a medical device application that may require regulatory approval

We are initially focusing our NIMBUS™ technology on the following industries:

•
Wound Dressings and other Medical Devices: Potential wound care products under development that use the NIMBUS™ technology have undergone proof-of-concept testing to demonstrate their desired characteristics, such as bacterial resistance or the ability to control bleeding.

•
Apparel: Apparel products being developed that use the NIMBUS™ technology have undergone proof-of-concept testing to demonstrate desired characteristics such as resistance to odor causing bacteria and discoloration.

Second Core Technology: MutilStat™

The MultiStat product line has been our primary source of revenue to date. MultiStat is a family of advanced, patented compounds and methods that have shown benefit in promoting the maintenance, healing and repair of skin and eyes. Both third party and Quick-Med research shows that MultiStat is effective in certain medical (wound care) and consumer (cosmetic) applications.

Matrix Metalloproteinases, or “MMPs”, are naturally occurring compounds in skin tissue. External or internal stimuli can trigger an overproduction of certain MMPs, which can produce chemical reactions within skin cells that induce adverse outcomes such as blistering, inflammation or accelerated collagen degradation. External triggers include prolonged sun exposure, as well as chemical burns from warfare agents such as mustard gas. Internal triggers include natural aging in which declining estrogen levels naturally inhibit MMPs and lead to accelerated skin wrinkling.

There are natural or synthetic compounds that safely inhibit MMP overproduction in the skin (MMP-inhibitors, or “MMPIs”). These MMPIs can be topically applied to mitigate the affects of triggering mechanisms. The bioscience of MMPI research includes the identification of safe compounds that individually or in combination yield a specific beneficial outcome. MultiStat represents our portfolio of patented compounds and techniques relating to MMP inhibition. MultiStat’s array of uses has been documented in a series of clinical findings by our scientists, third-party scientific laboratories, and in works published by other academic researchers.

Pharmaceutical Applications

Scientific studies have shown that MMP activity plays a major role in the deterioration of human tissue when exposed to chemical agents such as mustard gas. Illomastat, a member of the MultiStat family of patented compounds and techniques relating to MMP-inhibition, has been demonstrated to be safe and highly effective in treating mustard gas exposures based on efficacy studies conducted in Israel and the Netherlands by third-party scientific laboratories. We are seeking to develop Illomastat as a post-injury agent for mustard gas exposure.

In November 2000, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Army Medical Research Institute for Chemical Defense at Edgewood, Maryland, to develop a post-injury agent for mustard gas exposures to the eye and skin.

Other potential pharmaceutical applications for Illomastat include psoriasis, acne and chronic wounds.

Cosmetics

Based on clinical studies performed by us and by the Engelhard Corporation (now a unit of BASF), MultiStat has shown success in improving the appearance of fine facial lines and wrinkles associated with skin deterioration resulting from natural aging or sun damage. Additionally, MultiStat has been shown in the same clinical studies to have applications for other conditions, such as skin roughness or redness.

In September 2002, we announced an exclusive multi-year distribution agreement with Engelhard Corporation. This agreement provides for Engelhard Corporation to undertake product development and subsequent marketing and sales of MultiStat-related skin care products. Since 2005, through its agreement with Engelhard Corporation, products that have incorporated MultiStat™ technology have been commercialized through various skin care and anti-aging products sold to major cosmetics companies.

On August 2, 2006, we restructured our agreement with Engelhard Long Island, Inc. (“Engelhard”), a wholly-owned subsidiary of BASF Catalysts LLC, with a Fourth Amendment to that certain Letter of Intent (“LOI”) dated February 1, 2006 and effective through April 28, 2006. The Fourth Amendment, effective as of June 30, 2006, extended the effective period of the LOI to August 1, 2007. The LOI amends certain terms included in the distribution agreement, in which we granted to Engelhard an exclusive license to develop and market our Ilomastat product (the “Licensed Product”) for the field of over-the-counter anti-aging cosmetics and a nonexclusive license for the field of over-the-counter acne treatments and skin moisturizers in the cosmetics market. In consideration for this license, as amended by the LOI, we will receive monthly royalty payments based on a percentage of the net revenue Engelhard receives from sales of the Licensed Product but no less than annual minimum royalty payments equal to $1,140,000 for the first two years, assuming the LOI is not terminated during such period. In addition, we transferred all right, title and interest to the Engelhard intellectual property developed under the agreement held by us back to Engelhard in exchange for one lump payment of $166,500.

Competitive Business Conditions

The research and development pertaining to our technologies, which underlie our MMP-inhibitor (MultiStat™), microbicide (NIMBUS™) and potential future products, is extremely competitive and is characterized by rapid technological change. Many of our competitors have substantially greater financial, scientific, and human resources, and greater research and product development capabilities. In addition, many of our competitors have greater experience in marketing such technologies and products and greater potential to develop revenue streams. As a result, our competitors may be able to develop and expand their competing product offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, devote greater resources to marketing and sales of their products and adopt more aggressive pricing policies than we can.

Our competitors include any company that is involved in the development of active ingredients or catalyst molecules focused on our end markets. These may include for-profit companies as well as university, government or sponsored research organizations.

Specific examples of competition to our NIMBUS™ microbicidal technology and potential future products using that technology, include products utilizing fibers embedded with silver and/or copper ions to induce anti-bacterial and/or anti-fungal capabilities, or other microbicidal technologies. Competing companies developing or offering such products include:

•	AgION Technologies, Inc.
•	Microban International, Ltd.
•	Aegis Environments

We will attempt to overcome the competitive advantages of our competitors by entering into co-development agreements with industry leaders in the potential markets with exclusivity clauses for future license agreements.

Intellectual Property: Patents, and Exclusive License Patents

Our strategy is to research and obtain original patents or, to the extent reasonably available, to license exclusive composition and relevant use patents related to its core technology. We believe that a comparatively strong intellectual property position can be a source of differentiation from competing products.

NIMBUS™ is covered by one issued U.S. patent, four issued foreign patents (Australia, China, Russia and Indonesia) and eight pending U.S. patents, as well as a number of international patent applications filed under the Patent Cooperation Treaty (PCT), a treaty that covers 125 countries and a number of foreign patent applications.

MultiStat™ is covered by seven issued U.S. patents, four issued foreign patents, two pending U.S. patents and two pending international patents.

Several of these patent applications are now under examination in the United States Patent and Trademark Office. Several additional patent applications are in the process of being readied for filing in 2006.

Agreements with Employees and Consultants

With the exception of Drs. Schultz and Batich discussed below, all of our employees and scientific consultants have signed agreements that assign to us all intellectual property rights to any inventions or other proprietary information in any area in which that person is working with us. These agreements do not provide for the payment of any royalties. Drs.  Schultz and Batich, who are on the faculty of University of Florida at Gainesville, are the only consultants who currently have any rights in any intellectual property that may be shared with us. Under the University of Florida policy, any rights obtained by Drs. Schultz and Batich are assigned to the University. Drs. Schultz and Batich may be paid a royalty by the University out of royalties that may be paid by us to University of Florida.

Issued and Pending - U.S. & Foreign Patents

We have filed or own joint rights to patent applications for:

U.S. ISSUED PATENTS

Number	Issued Date	Expiry Date	Description
5,183,900	February 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,189,178	February 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,239,078	August 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,270,326	December 1993	November 21, 2007 (November 21, 2010)	Treatment of Tissue Ulceration
5,773,438	June 1998	June 30, 2015	Synthetic Matrix Metalloprotease Inhibitors (MMPIs) and Use Thereof
5,892,112	April 1999	April 6, 2016	Process for Preparing Synthetic Matrix Metalloprotease Inhibitors (MMPIs)
6,713,074	March 2004	June 29, 2011	Cosmetic Composition and Method
7,045,673 B1	May 16, 2006	December 8, 2019	Instrinsically Bactericidal Absorbent Dressing and Method of Fabrication

The above table includes patents, which are jointly owned by us and an arm of The University of Florida, as well as patents that are licensed to us by Drs. Galardy and Grobelny. Maintenance of patent protection through the expiration date is contingent upon payment of fees at certain intervals. All are active as August 16, 2006.

INTERNATIONAL ISSUED PATENTS

Number	Country(ies)	Expiry Date(2)
EPO 558681(1)	Europe (Germany, Spain, France, Great Britain, Italy)	November 21, 2011
EPO 558648(1)	Europe (Germany, France, Great Britain, Italy)	November 21, 2011
1971367	Japan	November 21, 2011
652016 773532	Australia Australia	November 21, 2011 December 8, 2019
004160	Russia	December 8, 2019
2096223 99814229.8	Canada China	November 21, 2011 December 8, 2019
WOO 2001 01469	Indonesia	December 8, 2019

Notes:
(1)	Issued by the European Patent Office. Registered in Germany, France, Great Britain, and Italy.
(2)	Maintenance of patent protection through the expiration date is contingent upon payment of yearly fees. All are active as of August 16, 2006.

PENDING PATENT APPLICATIONS - UNITED STATES

▪	Absorbent Materials CovalentlyBonded, Non-Leachable Polymeric Antimicrobial Surfaces and Methods for Preparation.

▪	Cosmetic Composition and Method

▪ Composition  and Method for Minimizing or Avoiding The Adverse Effects of Vesicants

▪	Materials and Methods for Treating Lumber and Wood

▪	Improved Antifungal Gypsum Board*

▪	Silicates and Other Oxides with Bonded Antimicrobials Polymers*

▪	Controlled Release of Biologically Active Substances From Select Substrates

▪	Method of Attaching an Antimicrobial Compound to the Surface of a Substrate

▪	Disinfectant with Prolonged Activity Based on Alcohol-Soluble Quaternary Ammonium Copolymers

▪	Controlled Release Wound Dressing Based on a Polyelectrolyte Network using Carboxymethyl Cellulose

* NOTE:  United States filing imputed from designation in International Patent Application filed under the Patent Cooperation Treaty.

PENDING PATENT APPLICATIONS - INTERNATIONAL

▪	Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication

▪	Absorbent Materials Covalently-Bonded, Non-Leachable Polymeric Antimicrobial Surfaces and Methods for Preparation.

▪	Cosmetic Composition and Method

▪	Composition and Method for Minimizing or Avoiding the Adverse Effects of Vesicants

▪	Materials and Methods for Treating Lumber and Wood

▪	Synthetic Matrix Metalloprotease Inhibitors and Uses Thereof

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

Patent Related Agreements

University of Florida

On December 3, 2002, we entered into a licensing agreement with University of Florida that will give us exclusive worldwide rights for the manufacturing, marketing, and distribution of our NIMBUS™ and topical Illomastat technologies. The license, which covers both awarded patents and patent applications, builds on intellectual property already owned by us, that includes, non-exclusive rights to these same technologies or other rights obtained through prior agreements. The agreement was amended to extend the date of the commercialization of products to the retail customer for the group of licensed patents to December 31, 2006, unless the delay is caused by governmental regulatory agency, including but not limited to the Food and Drug Administration, in which case we shall be afforded the opportunity to toll the December 31, 2006 date for a period equal to the period during which such regulatory review is diligently prosecuted by us.

We have executed a license agreement with University of Florida at Gainesville, DermaCo, Inc., Dr. R. Galardy and Dr. D. Grobelny to practice certain rights under patents relating to a family of MMPIs. We are using these rights to develop both the cosmetic anti-aging products and vesicant skin treatment products. The United States of America and foreign patent rights, including but not limited to Germany, Spain, France, United Kingdom, and Italy have been licensed to us for these applications.

University of Michigan

DermaCo, Inc.("DermaCo") was a company formed by  University of Michigan to commercialize its patent estate in MMPI technology.  In April 2005,  University of Michigan recovered its patent estate from DermaCo, and we entered into a license directly with  University of Michigan allowing us to practice the key photo- and natural-aging use patents for Ilomastat.

Other Patent Related Agreements

We also have an agreement with Engelhard Corporation (now a unit of BASF) that provides Engelhard exclusive worldwide right to develop and market certain products relating to skin care that employ our Multistat™ family of MMPIs.

Government Regulation

The research and development, manufacture, and marketing of human pharmaceutical and diagnostic products and devices are subject to regulation, in the United States primarily by the Food and Drug Administration (“FDA”), and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other matters, research and development and the testing, manufacturing, safety, handling, effectiveness, labeling, storage, record keeping, approval, advertising, and promotion of the products like those which may employ the NIMBUS technology.

Failure to comply with applicable regulatory requirements can result in the refusal by regulatory agencies to approve product licensing or the revocation of approvals previously granted. Non-compliance can also result in fines, criminal prosecution, recall or seizure of products, total or partial suspension of production, or refusal to enter into additional contracts.

Any regulatory approvals that are received for a product may be subject to limitations on approved uses for the product. After obtaining marketing approval for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the FDA and other regulatory authorities. If previously unknown problems with the product or with the manufacturer or facility are discovered, restrictions may be imposed on the product or manufacturer, including an order to withdraw the product from the market. If we, our development partners, clients or any contract manufacturers we choose to engage, fail to comply with applicable regulatory requirements, we may be fined, suspended or subject to withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

We work with a law firm specializing in regulatory affairs with respect to the pharmaceutical, cosmetic, and medical device industries. This firm will be able to assist us with the following regulatory activities when required:

•	Regulatory Strategy and Liaison with the FDA;
•	Non-clinical and clinical program assessment/development
•	Non-clinical and clinical protocol review/monitoring of studies;
•	Regulatory affairs management/guidance;
•	Product development and launch strategy;
•	Validation of methods/processes;
•	Product development strategies/assessment;
•	Product compliance; and
•	Label and labeling compliance

Food and Drug Administration

Many of the end-use products incorporating or applying our technology would be regulated in the U.S. as medical devices by the FDA. The Agency’s regulations govern, among other things: pre-clinical testing; product design and development; pre-market clearance or approval; advertising and promotion; labeling; manufacturing; product import/export; storage; record keeping; reporting of adverse events; corrective actions and removals; recalls; and distribution.

Unless an exemption applies, each medical device to be commercially distributed in the United States required either a prior 510(k) clearance or prior pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with the device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose the least risk are placed in Class I. Intermediate risk devices, or Class II devices, in most instances require the manufacturer to submit to the FDA a pre-market notification, requesting authorization for commercial distribution, known as 510(k) clearance, and may subject the device to special controls, such as performance standards, guidance documents specific to the device, or post-market surveillance. Most Class I and some low-risk Class II devices are exempted from this 510(k) requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. In general, a Class III device cannot be marketed in the U.S. unless the FDA approves the device after submission of a PMA. The FDA can also impose restrictions on the sale, distribution, or use of devices at the time of their clearance or approval, or subsequent to marketing.

510(k) Clearance Pathway

A 510(k) pre-market notification is submitted to the FDA to demonstrate that the new device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 29, 1976 (or to a pre-1976 Class II device for which the FDA has not yet called for the submission of PMAs). Such devices are deemed to be “predicate devices” for future applications. The FDA attempts to respond to a 510(k) within 90 days of submission, but the response may be a request for additional information or data, sometimes including clinical data. As a practical matter, 510(k) clearance can take significantly longer than 90 days, potentially up to a year or more. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, the FDA will place the device, or the particular use of the device, into Class III.

After a device receives 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can insist that the manufacturer cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained.

Pre-Market Approval Pathway

A PMA must be submitted if the device cannot be cleared through the 510(k) process. The PMA process is much more demanding than the 510(k) pre-market notification process. A PMA must be supported by extensive data and information including, but not limited to, technical, pre-clinical, clinical, manufacturing and labeling to establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA usually also requires a substantial application fee (up to approximately $280,000 as of October 1, 2006).

After the FDA determines that a PMA is complete, the agency accepts the application and begins an in-depth review of the submitted information. The FDA, by statute and regulation, has 180 days to review an accepted PMA, although the review generally occurs over a significantly longer period of time, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with the Quality System Regulations. New PMA applications or supplemental PMAs are required for significant modifications to the manufacturing process, labeling, use and design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.

Environmental Protection Agency ("EPA")

The EPA regulates, among other things, antimicrobial products that are intended to destroy, prevent, repel, or mitigate any microorganism declared by EPA to be a “pest” pursuant to its authority under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Microorganisms declared to be pests by EPA are “any fungus, bacterium, virus, or other microorganisms, except for those on or in living man or other living animals and those on or in processed food or processed animal feed, beverages, drugs (as defined in sec. 201(g)(1) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”)) and cosmetics (as defined in FFDCA sec. 201(i)). 40 C.F.R. § 152.5(d). The principal EPA requirement is that antimicrobial products subject to EPA’s jurisdiction under FIFRA be “registered” for the intended use under Section 3 of FIFRA. States also require registration of such products under state law. EPA registration requires among things the submission of data and information sufficient to allow EPA to make a determination that the product will perform its function without unreasonable adverse effects on health or the environment.

A number of the NIMBUS applications will require FIFRA registration for the specific end-use application. The major component of NIMBUS is currently registered with EPA by a third-party for certain unrelated uses, and we intend, in collaboration with strategic corporate partners, to obtain our own EPA and state registrations for NIMBUS for antimicrobial use. After the registrations are secured, articles treated with the NIMBUS technology will not be required to be registered separately with EPA or the states, provided the antimicrobial claims made for such articles are limited to the control of odor-causing bacteria or other spoilage organisms. The intended use of NIMBUS-treated articles for the control of pathogenic organisms will require that the article itself be registered with EPA in those cases where the treated article falls under EPA jurisdiction. There are currently no articles treated with any antimicrobial that are registered by EPA for use against pathogenic organisms.

Distribution of Technologies /Future Products

Because we plan for industry partners in the medical and consumer healthcare markets to market and distribute co-developed products or products that incorporate our technologies, we will not directly distribute such products. Instead, we will rely upon our industry partners to utilize their advertising, name recognition, and other marketing techniques to promote such products or products that incorporate our technologies.

Customers

Because our technologies are intended to be used in potentially widely used products that are used by the general public, such as cosmetic anti-aging products, wound care products, apparel and personal care, we do not anticipate becoming dependent upon a few customers; however, to the extent that we enter into agreements with industry partners upon which we will become dependent for the marketing and distribution of such products, should any such agreements be terminated for any reason, our potential revenues and operations will be negatively impacted.

Employees

We have eight (8) full time employees consisting of:

•	Our President, who directs our operations and our business development projects and executes our business strategy;
•	Three Senior Research Scientists, who are responsible for testing and also participates in our product development projects;
•	A Director of Research and Business Development in Medical Devices, who is responsible for business development in the wound care industry.
•	A Research Scientist, who is responsible for assisting the senior research scientist with testing and product development projects; and
•	A Product Development Engineer, who assists the research scientists with the product development projects.
•	A Microbiologist, who conducts the microbiological testing and assists in developing the applications of our technologies.

We also utilize several consulting scientists with PhDs in their fields and several part time employees to provide the necessary expertise in performing testing and participating in certain of our development projects.

Additionally, we utilize a full time consulting scientist who holds a doctorate in Physical Chemistry, who directs our research and development.

Cost of Compliance with Environmental Laws

Because our potential products will be manufactured and sold by third parties, we are not directly subject to environmental laws and do not directly incur costs related to compliance.

Research and Development

During our fiscal year ended June 30, 2006, we spent $865,388 on research and development. During our 2005 fiscal year, we spent $579,034 on research and development. We intend to continue our research and development efforts during the current 2007 fiscal year.

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

ITEM 1A.     RISK FACTORS

An investment in the shares of our common stock involves a substantial risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. There are a number of important factors that could cause our actual results to differ materially from those indicated by any forward-looking statements in this document. These factors include, without limitation, the risk factors listed below and other factors presented throughout this document and any other documents filed by us with the Securities and Exchange Commission.

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2006 and 2005 because, during those periods, we experienced recurring losses and negative cash flows from operations as well as a net capital deficiency at June 30, 2006 and 2005. These matters raise substantial doubt about our ability to continue as a going concern.

We have been dependent primarily on private placements of our equity securities and stockholder loans to fund our operations, including research and development and efforts to license our products. Such funding may not be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing if needed, we will likely be required to curtail our operating plans and possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to our then-existing stockholders.

We have a history of significant losses and we may never achieve or sustain profitability. If we are unable to become profitable, our operations will be adversely effected.

We have incurred annual operating losses since our inception and our operations have never been profitable. At June 30, 2006, we had an accumulated deficit of ($14,190,005). Our gross revenues for the years ended June 30, 2006 and 2005, were $1,230,441 and $181,723 with losses from operations of ($1,636,697) and ($1,853,659) and net losses of ($1,701,064) and ($1,927,343) respectively. There can be no assurance that we will ever become profitable.

We have risks associated with our dependence on third party developers to commercialize our technology that could have a material adverse effect on our business, financial condition and results of operations.

We depend upon third parties to develop our products. The inability of a developer to make our products in a timely manner, including as a result of local financial market disruption which could impair the ability of such developers to finance their operations, or to meet quality standards, could cause us to miss the delivery date requirements of to their customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

For instance, Engelhard (a unit of BASF) develops and commercializes our MultiStat technology pursuant to a product development and distribution agreement, whereby it formulates our proprietary compound to specifications as ordered by cosmetic companies. Engelhard makes these formulations (“actives”) in kilograms containing our proprietary compound and ships them to cosmetic customers. They, in turn, will mix the actives in their formulations and sell the products to the end users. Any event that materially and adversely affects Engelhard’s ability or willingness to develop such technology will affect our revenues.

Our intellectual properties may become obsolete if we are unable to stay abreast of technological developments.

The biomedical industry is characterized by rapid and continuous scientific and technological development. If we are unable to stay abreast of such developments, our technologies may become obsolete. We lack the substantial research and development resources of some of our competitors. This may limit our ability to remain technologically competitive.

Other companies could create a technology that competes effectively with our NIMBUS and MultiStat technologies, and we may be unable to maintain our existing, or capture additional, market share in our markets. Based upon our review of the industry, we are unaware of any competition that markets a technology that is similar to our technologies today. Nonetheless, our intended markets generally are dominated by very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a competitive advantage over us were they to begin to compete directly against us. It is possible that these and other competitors may implement new, advanced technologies before we are able to, thus affecting our ability to license our intellectual properties at profitable rates.

We cannot assure investors that we will be able to achieve the technological advances to remain competitive and profitable, that new intellectual properties will be researched, tested and developed, that anticipated markets will exist or develop for our technologies, or that any product or services incorporating our intellectual properties will not become technologically obsolete.

We are dependent on our patents and other intellectual property right protections. The failure to obtain patent protection could have a material adverse effect on our business, financial condition and results of operations.

We have employed proprietary technologies to license our intellectual properties. We seek to protect our intellectual property rights through a combination of patent filings, trademark registrations, confidentiality agreements and inventions agreements. However, no assurance can be given that such measures will be sufficient to protect our intellectual property rights. If we cannot protect our rights, we may lose our competitive advantage. Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing our intellectual properties.

The failure to protect our patents, trademarks and trade names, may have a material adverse effect on our business, financial condition and operating results. Litigation may be required to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. Any action we take to protect our intellectual property rights could be costly and could absorb significant amounts of our management’s time and attention. In addition, as a result of any such litigation, we could lose any proprietary rights we have. If any of the foregoing occurs, we may be unable to execute our business plan and you could lose your investment.

Our business is dependent upon proprietary intellectual property rights, including rights licensed from third parties, over whom we have no control.

We do not own some of the patent rights to NIMBUS or MultiStat but rather license these patent rights from third parties over whom we have no control. Our license rights may be diluted or compromised if they fail to vigorously pursue patent infringement actions. Our competitive advantage would be lost if these patents were found to be invalid in the jurisdictions in which we license or plan to license our technologies. In addition, our revenues would be materially adversely affected if our licensed intellectual property were found to infringe the intellectual property rights of others. No assurance can be given that any measure we implement will be sufficient to protect our intellectual property rights. If we cannot protect our rights, we may lose our competitive advantage. There is no assurance that any of these protections can be maintained or that they will afford us a meaningful competitive advantage. Moreover, if it is determined that our licensed technologies infringe on the intellectual property rights of third parties, we may be prevented from selling or licensing our technologies.

We depend on key personnel in a competitive market for skilled employees, and failure to retain and attract qualified personnel could substantially harm our business.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled scientific, technical and management personnel. If we are unable to hire the necessary personnel, the development of our business will likely be delayed or prevented. Competition for these highly skilled employees is intense. As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

We may be liable for products liability claims for which we have no insurance.

Although we do not manufacture our products and the partners that we license our technologies to have their own products liability insurance coverage (under which we are covered or indemnified against such liabilities), we may be sued for products liability if products incorporating our patented technologies injure the end user. In the event that we are sued on this basis, liability claims could require us to spend significant time and money in litigation and pay significant damages that are not covered by insurance. As a result, any of these claims, whether or not valid or successfully prosecuted, could have a material adverse effect on our business and financial results.

Failure to repay our loan obligations may severely impair our business operations, assets and your investment in the Company.

If we are unable to successfully repay or restructure loans from our Chairman of the Board, or our other outstanding liabilities as they become due, we may have to liquidate our business and undertake any or all the steps outlined below:

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

We have not paid cash dividends and it is unlikely that we will pay cash dividends in the foreseeable future. Investing in our securities will not provide you with income.

We plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.

We have the ability to issue additional shares of our common stock, without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation currently authorize the Board of Directors to issue up to 100,000,000 shares of common stock. The authority of the Board of Directors to issue shares of common stock, or warrants or options to purchase shares of common stock, is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock may have the effect of further diluting your investment.

We may raise additional capital through a securities offering that could dilute your ownership interest.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock by our management will also have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

The market for our common stock is volatile. This affects both the ability of our investors to sell their shares, as well as the price at which they are able to sell their shares.

The market price for our common stock is extremely volatile and is significantly affected by factors such as reports written by third parties, over whom we have no control, about our business and sales of large amounts of our common stock. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated to the operating performance of the affected companies. These volatile conditions may make it difficult for you to sell our common stock at a price that is acceptable to you.

There is a limited public market for our common stock and our stockholders may be unable to liquidate their shares.

Our common stock is listed on the Over-the-Counter Bulletin Board, and there is a limited volume of sales, thus providing limited liquidity for our shares. As a result, stockholders may be unable to sell their shares in a timely manner.

Our executive officers and directors control a large percentage of our common stock, which allow them to control matters submitted to stockholders for approval.

Our executive officers and directors (and their affiliates), in the aggregate, own approximately 83% of our outstanding common stock, and a substantial majority of our outstanding voting stock. Therefore, our officers and directors have the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. This concentration of ownership may have the effect of entrenching management and delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate headquarters is located at 3427 SW 42nd Way, Gainesville, Florida. This 3,800 square foot premises is composed of two offices and an equipped laboratory. We pay monthly lease payments of $1,532 and our lease expires in March 2007.

In accordance with a verbal agreement between our President and us, we lease and occupy 500 square feet of office space at the residence of our President in Boca Raton, Florida, which we use for administrative purposes. This space is provided to us at a fixed gross rental rate of $669 per month by our President. This lease has a month to month term.

We have invested from inception to date approximately $20,000 for leasehold improvements and equipment for our laboratory. Our offices and laboratory facilities are in good condition and are sufficient to conduct our operations.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable, as no matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
Our common stock began trading on September 4, 2002 on the OTC Bulletin Board under the symbol “QMDT”. The following table sets forth the range of high and low closing sale price per share obtained from www.stockwatch.com as reported by the OTC Bulletin Board for our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

Year Ended 2006
	High	Low
Fourth Quarter	$2.35	$1.15
Third Quarter	$2.55	$0.66
Second Quarter	$1.08	$0.50
First Quarter	$1.11	$0.75

Year Ended 2005
	High	Low
Fourth Quarter	$0.90	$0.66
Third Quarter	$0.88	$0.51
Second Quarter	$0.87	$0.13
First Quarter	$0.27	$0.12

Holders

As of June 30, 2006, there were 67 holders of record of our common stock. We have one class of common stock, $0.0001 par value, outstanding.

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

Recent Sales of Unregistered Securities

On April 30, 2006, we issued 752 shares of our common stock to  Sally MacKay in exchange for approximately $1,414, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $1.88 per share, for an aggregate price of approximately $1,414. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 31, 2006, we issued 1,391 shares of our common stock to Sally MacKay in exchange for approximately $2,031, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $1.46 per share, for an aggregate price of approximately $2,031.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 30, 2006, we issued 767 shares of our common stock to Sally MacKay in exchange for approximately $1,105, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $1.44 per share, for an aggregate price of approximately $1,105.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 30, 2006, we issued 4,717 shares of our common stock to  Dennis Everhart in exchange for approximately $7,500, which we owed to Mr. Everhart for services rendered to us from April to June 2006. The shares granted to Mr. Everhart were valued at price of $1.59 per share, for an aggregate price of approximately $7,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to
Mr. Everhart stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.
On June 30, 2006, we issued a warrant to GSP Consulting, Inc. (“GSP”) entitling GSP to acquire up to 5,734 shares of common stock at an exercise price ranging from $1.44 to $1.88 per share, the then-current market value of our common stock. This warrant was issued to GSP as partial payment for services rendered to us by GSP from April to June 2006. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to GSP stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Securities Authorized for Issuance Under Equity Incentive Plans

The following table sets forth information regarding awards made through compensation plans or arrangements through June 30, 2006, our most recently completed fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities shown herein)
Equity compensation plans approved by security holders	3,693,802	$1.25	1,028,500
Equity compensation plans not approved by security holders	913,968	$0.37	N/A
Total	4,607,770	$0.88	1,028,500

Our 2001 Equity Incentive Plan (The “Plan”) authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The Plan was amended and restated to increase the total number of shares available to grant to 4,000,000 shares. We reserved 4,000,000 shares of our common stock for awards to be made under the 2001 Plan. The 2001 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2001 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of 2001 and methods of exercise. Options must vest within ten years. The Plan description and its activities up to the fiscal year ended are disclosed in our financial statements for the fiscal year ended contained herein. The number of options under the 2001 Plan available for grant at June 30, 2006 was 1,028,500.

Through June 30, 2006, we also issued common stock warrants to the service providers including the consultants for their services rendered as part of their service agreements. The terms of the warrants are similar to those of the stock options in terms of the exercise price, the warrant term, which may be no more than ten years, terms and conditions of these warrants are determined in the warrant agreements filed in our S-8 registration statement and the notes of our audited financial statements included herein.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes included therein. The terms "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include substantial regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (f) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (g) we do not currently carry product liability insurance and should we be subject to product liability claims, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and are currently funded by our equity financings in November 30 and December 31, 2004, however, there are no assurances that the equity financings will be sufficient to ensure our future financial performance; (i) we have substantial debt obligations due to our Chairman of the Board, who had funded our operations, debt obligations of which are secured by our assets and revenues and which are senior obligations; (k) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success and (l) other risk factors discussed in our periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

We are a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. Our two core technologies under development are: (1) MultiStat™, a family of advanced patented methods and compounds shown to be effective in skin therapy applications; and (2) Novel Intrinsically MicroBonded Utility Substrate (NIMBUS™), a family of advanced polymers bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications. Currently, MultiStat™ has been developed in a cosmetic product line with the anti-aging products under launch. MultiStat™ is also being employed in a drug product line as a post-injury treatment for mustard gas exposure, with the initial product currently at a developmental state of development in partnership with the U.S. Army. Our NIMBUS™ technology has initially been targeted at (a) medical device, including advanced wound dressing products, and (b) several enhanced consumer products, including order-controlled products (e.g. apparel or hygiene), and antibacterial related products. In each instance, we intend to form joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

We specialize in the research and development of biomedical products and devices for antimicrobial applications. We conduct research efforts or collaborate with third parties as necessary to develop products and administer the patent process. We do not expect to produce nor directly market its products. Instead, we intend to partner with clients for those activities.

Our business strategy is to further develop and execute commercialization strategies for each of our broad technologies. We will seek to generate revenue through four sources:

(1)	Licenses of proprietary technology to industry partners;
(2)	Contracts with government agencies;
(3)	Sales of product (compounds); and,
(4)	Research and development support agreements.

We expect that the majority of future revenue will be generated via licenses, royalties and profit-sharing agreements. We believe that our intellectual property is the value driver and, as such, manufacturing, sales and distribution are and will be conducted either through client partners or outsourced.

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS™ and MultiStat™ technologies:

•	Healthcare and medical;
•	Apparel;
•	Cosmetic; and
•	Personal care companies.

Uncertainties and Trends

Our revenues are dependent now and in the future upon the following factors:

• Acceptance of our products or future products in the marketplace;
•	Our partner’s ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our services to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products; and
•	Our ability to obtain regulatory approval of our future products.

Uncertainties or trends that may affect our business also include the possibility that known or unknown competitors may develop products with similar applications to our proposed products, which may prove to be superior in performance and/or price to our products.

Capital Expenditures and Requirements

From 2000 to 2006, we have spent approximately $410,000 on the acquisition of patents and exclusive license agreements. We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobeiny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobeny with our common stock and cash for the exclusive license of the Ilomastat technology invented by them.

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

Results of Operations

Comparison of Years Ended June 30, 2006 and 2005

Revenues. During the year ended June 30, 2006 we had revenues of $1,230,441, compared to $181,723 of revenues for the year ended June 30, 2005, representing a 577% increase in our revenues. Our revenues during the year ended June 30, 2006 consisted of: (a) $1,157,942, which represented our royalties from the product sales ($982,942) and the license fee for exclusivity ($175,000) by a cosmetic and personal care division of Engelhard Corporation (“Engelhard”), in connection with a master agreement we have with Engelhard for product development, manufacturing and distribution;  (b) $2,500 which represented a pro rata share of the fees related to a research agreement unrelated to our core technologies, which was completed in July 2005; and (c) $70,000 which represented the revenue earned from the small business innovation research program. Our revenues during the year ended June 30,
2005 consisted of: (a) $138,723, which represented our royalties from the product sales by a cosmetic and personal care division of Engelhard Corporation; (b) $28,000, which represented a pro rata share of the fees related to the research agreement with Johnson & Johnson Wound Management, a division of ETHICON INC., a subsidiary of Johnson & Johnson (J.NYSE), completed in June 2005; and (c) $15,000, which represented a pro rata share of the fees related to the research agreement unrelated to our core technologies, which was completed in July 2005.

On August 2, 2006, we and Engelhard Long Island, Inc. (“Engelhard”), a wholly-owned subsidiary of BASF Catalysts LLC, finalized a Fourth Amendment to that certain Letter of Intent (“LOI”) dated February 1, 2006 and effective through April 28, 2006. The First Amendment, dated April 26, 2006, the Second Amendment, dated May 26, 2006, and the Third Amendment, dated June 13, 2006, extended the effective period of the LOI to May 26, 2006, June 16, 2006 and June 30, 2006, respectively. The Fourth Amendment, effective as of June 30, 2006, extended the effective period of the LOI to August 1, 2007. The LOI amends certain terms included in the Master Agreement for Product Development, Manufacturing and Distribution (the “Master Agreement”), which was entered into between us and Engelhard on August 15, 2002. Pursuant to the Master Agreement, as amended by the LOI, we granted to Engelhard an exclusive license to develop and market the Company’s Ilomastat product (the “Licensed Product”) for the field of over-the-counter anti-aging cosmetics and a nonexclusive license for the field of over-the-counter acne treatments and skin moisturizers in the cosmetics market. In consideration for this license, as amended by the LOI, we will receive monthly royalty payments based on a percentage of the net revenue Engelhard receives from sales of the Licensed Product but no less than annual minimum royalty payments equal to $1,140,000 for the first two years, assuming the LOI is not terminated during such period. Pursuant to the Fourth Amendment, these royalty payments replace any financial and other milestone or windfall obligations under the Master Agreement.

In addition, the Fourth Amendment amended the Master Agreement to transfer all right, title and interest to the Engelhard intellectual property held by us back to Engelhard in exchange for one  payment of $166,500.

Other than the foregoing, the LOI, as amended, is not binding on either party and contemplates that the parties may enter into further negotiations on other matters related to the agreements between the parties.

Operating Losses. Operating losses for the year ended June 30, 2006 decreased by 12% or $216,962 to ($1,636,697) for the year ended June 30, 2006 from ($1,853,659) for the year ended June 30, 2005. The decrease in operating loss was primarily due to an increase in revenues of $1,048,718 offsetting an increase in expenses of $831,756 for the year ended June 30, 2006. The increase in expenses was primarily due to the following: (a) an increase of $286,354 or 49% increase in research and development expenses; (b) an increase of $188,001 or 30% in general and administrative expenses; (c) an increase of $159,412 or 575% in cost of revenues; (d) an increase of $80,124 or 33% in licensing and patent expenses and (e) an increase of $113,361 or 22% in non-cash stock-based compensation for those comparable prior periods, as described in more detail below.

Non-Cash Stock-Based Compensation. Non-Cash Stock-Based Compensation increased $113,361 or 22% to $629,433 for the year ended June 30, 2006, from $516,072 for the year ended June 30, 2005. This increase in non-cash stock based compensation was attributed to several factors. First, we issued 125,000 more options to our employees, directors and consultants in fiscal year 2006, 710,000 stock options in 2006 compared to approximately 585,000 stock options issued in fiscal year 2005. Second, the fair market value of the stock options issued in fiscal year 2006 was higher than the fair market value of those issued in fiscal year 2005, resulting in the recognition of a higher compensation expense in 2006. Third, effective July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to recognize as expense the fair value of employee stock options and similar awards. Prior to July 1, 2005, the Company elected to account for the stock options granted to employees under the Accounting Principles Board Opinion (‘APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no compensation was recorded for stock options granted to the employees as long as the exercise price of the stock options equals the market value of the common stock at the date of grant. Hence, we recognized a higher compensation expense of approximately $172,800 in 2006 when compared with the prior period. Fourth, in both fiscal year 2006 and 2005 we paid our directors for their services with our restricted common stock. Although the number of shares granted in 2006 was fewer than 2005, the value of the shares granted was approximately $23,000 higher in 2006 than 2005.  Finally, this increase was offset by a reduction of approximately $219,000 in our restricted shares for services to consultants in fiscal year 2006 as compared to the amount and the number of restricted shares issued to consultants in comparable prior period.

Research and Development Expense. Research and development expense increased by $286,354 or 49% to $865,388 for the year ended June 30, 2006, from $579,034 for the year ended June 30, 2005, as a result of increased research projects, additional hiring of scientists, consultants and personnel that increased our research staff from 7 to 8 persons, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $188,001 or 30% to $815,178 for the year ended June 30, 2006, from $627,177 for the year ended June 30, 2005. This increase in our general and administrative expenses is primarily attributed to increased business development expenses, our corporate governance expenses, additional consulting expenses incurred in fiscal year 2006, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above.

Licensing and Patent Expense. Licensing and patent expense increased by $80,124 or 33% to $319,960 for the year ended June 30, 2006 from $239,836 for the year ended June 30, 2005. This increase was primarily due to increased utilization of the consulting legal patent services and legal licensing services including licensing negotiation.

Other Income. During the year ended June 30, 2005, we had $17,478 in other income, which represented a gain from a debt settlement of the legal fees we owed to a law firm. This law firm entered into a bankruptcy proceeding. We reached a settlement agreement with the trustee for the estate of the law firm at the amount less than the carrying liability. There was no such gain in 2006.

Interest Income.  During the year ended June 30, 2006, we had $11,638 in interest income, which represented interest earned on our certificate of deposits and money market account funded by our revenues and the equity financings.  We had $9,709 in interest income the comparable 2005 period, which also represented interest earned on interest bearing accounts funded by the equity financings for a shorter period of time beginning November 2004 to June 30, 2005.

Interest Expense. Interest expense for the year ended June 30, 2006 decreased $24,866 or 25% to $76,005 compared to $100,871 the year ended June 30, 2005. This decrease was due to a decrease of $800,000 or 38% in the average outstanding loan balance due to our Chairman of the Board, to approximately $1,300,000, compared to approximately $2,100,000 average outstanding balance for the comparable 2005 period.

Net Loss. Net loss for the year ended June 30, 2006 was ($1,701,064) or ($0.06) per share compared to ($1,927,343) or ($0.08) per share for the year ended June 30, 2005. This decrease is primarily attributable to an increase in revenues, offset by the increases in cost of revenues, research and development expenses, general and administrative expenses, and non-cash stock-based compensation.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2006 and 2005 as we have experienced recurring losses and negative cash flows from operations in these periods. In addition, we have a net capital deficiency. These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at June 30, 2006 was $184,142 as compared with $342,842 at March 31, 2006. On August 31, 2006, we received  a $166,500  payment from Engelhard for the transfer of certain intellectual properties held by us to Engelhard. Further, we received approximately $260,000 from Engelhard related to the July and August sales under our agreement with Engelhard. In September 2006, we received confirmation of the SBIR Phase II grant totaling $770,000 over the next two years.

Equity Financing and our Cash Requirements

We issue our restricted common stock to pay for expenses related to services rendered as well as to settle our liabilities.

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

Based on our cash position at June 30, 2006, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $149,000 per month or an aggregate of approximately $1,788,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $75,000 per month or an aggregate $900,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $50,000 in payroll for scientists; (b) $10,000 for outside research and development expenditures; and (c) $15,000 for chemical supplies, and laboratory operating expenses, including rent expense.

•	Patent related legal fees of approximately $20,000 per month or an aggregate $240,000 annually; and
•
Operating expenses of approximately $54,000 per month or an aggregate $648,000 over the next twelve (12) months, including officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $184,142 as of June 30, 2006, coupled with collection on accounts receivable of $45,000, the receipt of $166,500 one lump-sum payment and the collection of July and August 2006 accounts receivable of approximately $260,000 will satisfy our cash requirements for more than approximately four (4) months assuming no further receipt of revenues.

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

As of June 30, 2006, we have a note payable outstanding to our Chairman of the Board totaling $132,950 with a 8% interest rate per annum and a maturity date of October 1, 2007. In addition, we have notes outstanding to our Chairman of the Board totaling $1,268,625. During the year ended June 30, 2005, the short-term note with our Chairman of the Board was consolidated with the long-term convertible note under the same terms. The maturity date was extended to July 1, 2006 from July 1, 2004. Subsequently, the maturity date was extended to October 1, 2007. On November 30 and December 31, 2004, a total of $1,326,087 of the long-term convertible note was converted into 3,489,703 shares of our restricted common stock. Our President’s note payable is a short-term note with no specific repayment terms.  During the quarter ended December 31, 2005, we paid the accrued interest of $56,932 on our notes outstanding to our Chairman. In January and April 2006, we paid the quarterly interest payment of $19,186 and $18,769, respectively, on our notes to our Chairman. At June 30, 2006, the accrued interest on the long term note to our Chairman was $18,864. On July 1, 2006, we issued a short term note to our Chairman for the outstanding accrued interest amount of $18,864 at the 8% interest rate per annum.

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

At June 30, 2006, we had a negative working capital of $15,512, that primarily consists of: (a) cash of $184,142; (b) accounts receivable of $45,001; (c) accrued interest on the stockholder loan totaling $18,864 (e) accounts payable of $218,949, and (f) the accrued expenses of $6,842.  At June 30, 2006, we had a stockholders’ deficit of $1,280,537, a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $916,420 for the year ended June 30, 2006. Net cash used in investing activities was $20,000.   Net cash provided by financing activities was $276,253 of which $113,553 was from the sale of our restricted common stock, $29,750 from the exercise of 175,000 stock options, and the issuance of a note payable of $132,950 to our Chairman.

To date, we have funded our activities principally from our revenues, our borrowings and the issuance of  restricted common stock including: (a) revenues of approximately $1,230,000; (b) investments from an institutional investor for net proceeds of $1,810,000 and accredited investors for net proceeds of $167,000; (c) financings from our Chairman of the Board totaling $850,000; (d) stockholder loans totaling $2,806,055 including related accrued interest, and (e) a $650,000 bridge loan from a merchant banking firm. All of these funds have been loaned with interest rates ranging from 6% to 8% per annum. The loan from the investment-banking firm was converted in November 2002 into restricted common stock at $1.00 per share.

During the year ended June 30, 2005, we borrowed a total of approximately $460,417 through: (a) $450,000 from our Chairman under the long-term note as described above, and (b) $10,417 from our President, which was subsequently paid in full in 2005.

In December 2004, approximately $13,267 of accounts payable was settled through the issuance of 66,335 shares of restricted common stock.

During the period from April 1, 2006 to June 30, 2006, approximately $4,550 of accounts payable was settled through the issuance of 2,910 shares of restricted common stock.

Contractual Obligations And Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2006:

Significant Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Capital Leases	$0
Operating Leases	$13,800	$13,800	$0	$0	$0

We are committed under lease for our Gainesville, Florida office and laboratory facilities. This lease expires in March 2007. We do not have any capital leases.

ITEM 7.     FINANCIAL STATEMENTS

The information required by this item is included in pages F-1 to F-20 attached hereto and incorporated herein by reference. The index to our annual financial statements for the year ended June 30, 2006 can be found on page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our principal executive officer and Chief Financial Officer, of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and our Chief Financial Officer have concluded that as of June 30, 2006, the end of the period covered by this Annual Report on Form 10-KSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting
As of the end of our fiscal year ended June 30, 2006, there was no change in the our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.      Other Information

None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held for our directors, executive officers and significant employees.

Our executive officers, key employees and directors are as follows:

Name	Age	Position
Michael R. Granito (1)	54	Chairman of the Board
David S. Lerner (1)	53	Founder, President, and Director
George E. Friel (1)	64	Director
Paul G. Cerjan (1)	68	Director
Gerald M. Olderman (1)	73	Vice President, Research & Development and Commercialization, and Director
Gregory S. Schultz (1)	56	Vice President, Laboratory & Clinical Research, and Director
Richard F. Caffrey (1) Cheryl L. Turnbull (1)	64 45	Director Director
Nam H. Nguyen	49	Chief Financial Officer
Natasha A. Sorobey	37	Corporate Secretary, and Corporate & Investor Relations

NOTE: (1) Directors with term to expire on the next annual meeting or until his successor has been duly elected and qualified.

Mr. Granito has served as our Chairman since July 2000. In September 2003, Mr. Granito joined Federated Investors, Inc. as senior vice president and head of capital market research.  From July 1979 to December 2002, Mr. Granito was the managing director and head of capital market research of J.P. Morgan Fleming Asset Investment Management. From 1984 through 1996 he served as an adjunct Professor of Finance at Yale University and New York University. Mr. Granito has authored a book and 14 papers on finance and foreign exchange topics. In 1973, Mr. Granito earned a B.S. and a B.A. in Economics from the University of Pennsylvania.

Mr. Lerner has served as our President and Director since December 1997 and has been engaged in the formation and development of our Company since 1995. Mr. Lerner has 20 years experience in international and domestic manufacturing, marketing, sales, and business development in Asia, Europe, South America, and Mexico.  Mr. Lerner earned his B.A. in 1976 from Queens College, CYNY.

Major General Friel (Ret.) has served as our director from July 2000. MG. Friel served as our vice-president, chemical and biological affairs from July 2000 to December 2005, and has been self-employed as a consultant to various organizations in the defense industry since September 1998. MG. Friel served in the U.S. Army from 1960 to 1998. He was the commanding general of the U.S. Army Chemical and Biological Defense Command, at the Aberdeen Proving Ground in Maryland from August 1992 to August 1998 and deputy chief of staff for Chemical and Biological Matters of the Army Material Command in Virginia, during the same time. MG. Friel was also responsible for a $600 million annual budget for the Nuclear, Biological, and Chemical Defense Command for six years and directed over 1,100 scientists and engineers. MG. Friel has also served as chairman of the boards of the Nuclear, Biological, and Chemical Defense Enterprise at the Edgewood Arsenal in Maryland and the U.S. Army Material Command, Acquisition and Procurement Enterprise. MG. Friel earned an M.B.A. from Northwest Missouri State University and a B.S. from the University of Nebraska. He is a graduate from the U.S. Army Chemical School, The Army Command and General Staff College and The Industrial College of the Armed Forces. He was a director for Engineer Support Systems, Inc from September 1998 until January 2006.

Lieutenant General Cerjan (Ret.) has served as our director since July 2000.  Lt.G. Cerjan is currently president of L-3 Government Services, Inc. (L-3 GSI). Prior to joining L-3 GSI, Lt.G. Cerjan was vice president, program manager of KBR, a subsidiary of Halliburton Company, responsible for LOGCAP III Middle East/Central Asia. LOGCAP III ME/CA operates in eight countries with approximately 53,000 employees and subcontractors and has an annual operating budget of approximately $10 billion. From July 2002 until June 2004, Lt.G. Cerjan was the president and CEO of the National Defense University Foundation and from December 1997 to September 2000, President of Regent University in Virginia. Prior to 1997, Lt.G. Cerjan served as Director of Intelligent Transportation Systems for Lockheed Martin Corporation from August 1994 to October 1997. He was in the U.S. Army from 1960 to 1994. Key military assignments included servicing as the Deputy Commander in Chief, U.S. Army, Europe and Seventh Army; Commander, 21st Theater Army Area Command, U.S. Army, Europe; President of the National Defense University and Commandant of the Army War College. Lt.G. Cerjan has an M.S. degree in construction management from Oklahoma State University, and a B.S in engineering from the U.S. Military Academy at West Point. He is a registered professional engineer in the state of Virginia. Lt.G. Cerjan is a member of the board of directors of the Army Engineer Association; a member of the advisory board for NATO Political/Military Workshop; a member of the Council on Foreign Relations; and a member of the advisory board of JINSA.

Dr. Olderman has served as our vice president, research & development and commercialization since July 1997, and as our director since July 2000.  Dr.. Olderman brings over 30 years of healthcare and technical management experience to our Company. Since November 1996, Dr. Olderman has been a vice president and associate of  R.F. Caffrey & Associates Inc., a management consultant to medical device companies and suppliers.  From November 1991 to October 1996, Dr. Olderman served as director and head of research and development for C.R. Bard, Inc.'s Cardiopulmonary Division.  From March 1985 to November 1991, he served as vice president for domestic and international research and development for Pharmaseal, a division of Baxter International Inc. From June 1978 to March 1985, Dr. Olderman served as vice president for research and developments for the Converts, a division of American Hospital Supply Corporation prior to its acquisition by Baxter Healthcare Corporation. From June 1975 to June 1978, Dr. Olderman served as vice president for research and development and a director for Surgikos, Inc., a subsidiary of Johnson & Johnson. Dr. Olderman hold a B.S in chemistry from Rensselaer Polytechnic Institute. He also holds an M.S. and a Ph.D. in Physical Chemistry from Seton Hall University.

Dr. Schultz has served as our vice president, laboratory and clinical research since July 2000.  From 1999 through 2001, Dr. Schultz served as the president of the Wound Healing Society, and has worked as a consultant for 12 major biotechnology companies.  Since 1989 to present, Dr. Schultz  has been a professor of obstetrics/gynecology and director of the Institute for Wound Research in the College of Medicine at University of Florida at Gainesville.  He has published over 200 research articles and book chapters that have been cited over 4,000 times.  Dr. Schultz earned a doctorate in biochemistry from Oklahoma State University and post-doctoral fellowship in cell biology at Yale University.

Mr. Caffrey has served as our Director since March 2004. Mr. Caffrey has more than twenty years of corporate experience, including marketing research, strategic planning, business development and management recruiting, in both senior-line and senior-staff positions. Mr. Caffrey is currently the president of R.F. Caffrey & Associates, Inc. since 1988 to present, a full service marketing consulting practice that offers assistance to participants in the healthcare, industrial, and consumer related markets. Previously, Mr. Caffrey was vice president of John R. Starr, Inc., a management consulting firm; president, and chief operating officer of CPM Inc., a New England based specialty paper company; vice president of sales and marketing of Codman & Shurtleff, Inc. (subsidiary of Johnson & Johnson Company), a surgical instruments and equipment company; group product director of Surgikos, Inc. (subsidiary of Johnson & Johnson Company), a marketer of medical products and supplies; vice president, business development of Chicopee (subsidiary of Polymer Group, Inc. whose major holdings are controlled by InterTech Group), a non-woven fabrics supplier; and marketing research manager of Sealtest Foods. He holds both B.S. and M.B.A. degrees in Business Administration from Seton Hall University.

Ms. Turnbull has 20+ years of experience encompassing private equity investments, mergers and acquisitions, corporate finance, and strategic advisory services. Ms. Turnbull is a Special Limited Partner at Phronesis Partners LP, a Columbus, Ohio-based hedge fund, since January 2005. From 1996 to 2003, Ms. Turnbull was responsible for the mezzanine investment functions of various units of Banc One Corporation. Prior to that time, Ms. Turnbull was a Managing Director of Aston Limited Partners, LP, a financial restructuring firm between 1992 and 1995. Between 1990 and 1991, Ms. Turnbull was Vice President of Prudential Bache Interfunding, a private equity fund and, from 1987 to 1990, an Associate in the Mergers & Acquisitions department of Prudential Securities. Ms. Turnbull began her career as an Analyst in the Corporate Finance Division at Continental Illinois National Bank & Trust Co. Ms. Turnbull received her MM from the J.L. Kellogg Graduate School of Management at Northwestern University, and is a graduate of Miami University.

Mr. Nguyen has been our chief financial ffficer since August 2004. Between January 2003 and August 2004,  Mr. Nguyen provided accounting services through his professional firm. Additionally, between November 2003 and July 2004, Mr. Nguyen served as acting secretary. Previously, Mr. Nguyen was a manager of Financial Controls for W.R. Grace & Co., vice president of Financial Reporting for John Alden Financial Corporation, and senior manager for PriceWaterhouseCoopers LLP. Mr. Nguyen is a Certified Public Accountant and a Certified Internal Auditor. He is a member of  Licensing Executives Society.  Mr. Nguyen received his BS from Messiah College (Grantham, Pennsylvania) in 1979.

Ms. Sorobey joined us in September 2003 to assist with corporate and investor relations. In August 2004, Ms. Sorobey was appointed as corporate secretary. Ms. Sorobey’s responsibilities include corporate governance and investor relations. From September 1996 to April 2001, Ms. Sorobey was Corporate Secretary and investor relations representative for Centrinity Inc., a leading provider of Unified Communications and collaborative software solutions. Ms. Sorobey is a member of the Society of Corporate Secretaries and Governance Professionals.

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

Committees of the Board of Directors

Executive Committee. Our Executive Committee is composed of Michael R. Granito, our Chairman of the Board, David S. Lerner, our President, and Directors Paul G. Cerjan and George E. Friel. This committee’s chairman is Michael R. Granito. This committee acts for our Board of Directors when a meeting of the full board is not practical.

Compensation Committee. The Compensation Committee is composed of George E. Friel, Gerald M. Olderman, and Paul G. Cerjan and is chaired by Paul G. Cerjan. This committee approves, administers and interprets our compensation and health benefits, including our executive incentive programs. Additionally, this committee reviews and makes recommendations to our Board of Directors to ensure that our compensation and benefit policies are consistent with our compensation philosophy and corporate governance principles. This committee is also responsible for establishing our Chief Executive Officer or principal executive officer’s compensation.

Audit Committee. The Audit Committee is composed of George E. Friel, Michael R. Granito, Cheryl L. Turnbull and Richard F. Caffrey and is chaired by George E. Friel. This committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices. Among other functions, the committee retains our independent public accountants.

Licensing Committee. The Licensing Committee is composed of Cheryl L. Turnbull, Michael R. Granito, David S. Lerner and Richard F. Caffrey and is chaired by Richard F. Caffrey. This committee has general responsibility for the review of the licensing terms and agreements with our business partners and to recommend them to the Board of Directors for approval as appropriate.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under United States securities laws, our directors, executive officers and any persons holding more than 10% of our issued and outstanding common stock are required to report their ownership of common stock (or securities convertible into common stock) to the Securities and Exchange Commission. Due dates for these reports have been set by the Commission and we are required to report any failure to file by those deadlines. To our knowledge, based solely on a review of the copies of such reports furnished to us by those persons and on representations from those persons that no other reports were required, all reports were timely filed as required under Section 16(a) of the Securities Exchange Act of 1934 by all such persons during the fiscal year ended June 30, 2006.

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

Summary Compensation Table

	Annual Compensation		Long Term Compensation
Name / Title	Year	Salary	Restricted Stock Awards ($)	Securities Underlying Options/SARs (# Shares)
David S. Lerner, President	2006	$ 134,591(1)	$21,000	150,000
	2005	$ 138,064(1)	$14,000	175,000
	2004	$ 136,197(1)	$15,950	113,000

NOTES: (1) Includes $0, $0, and $3,469, for health insurance and $9,591, $13,064, and $7,728 for reimbursements of automobile expenses in 2006, 2005 and 2004, respectively.

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

During the period ended June 30, 2006, the following restricted common stock and stock options were granted to directors:

On September 9, 2005, we granted 20,000 shares of common stock to Mr. Michael R. Granito for his services as a member of the board of directors, and member of various board committees. In addition, we granted to Mr. Granito an option to acquire up to 100,000 shares of restricted common stock. These stock options were issued to Mr. Granito for his services as Chairman of the Board.

On September 9, 2005, we granted 17,500 shares of common stock to Mr. David S. Lerner for his services as a member of the board of directors, and member of the executive committee. In addition, we granted to Mr. Lerner an option entitling him to acquire up to 150,000 shares of restricted common stock. These stock options were issued to Mr. Lerner as a performance bonus in his capacity as our President.

On September 9, 2005, we granted 22,500 shares of common stock to Mr. George E. Friel for his services as a member of the board of directors and member of the executive, audit, compensation, and research & development committees.

On September 9, 2005, we issued 20,000 shares of common stock to Mr. Paul G. Cerjan for his services as a member of the board of directors, and member of the executive, compensation committees.

On September 9, 2005, we granted 17,500 shares of common stock to Mr. Gerald M. Olderman for his services as a member of the board of directors, and member of the research & development committee. In addition, we granted to Mr. Olderman an option to acquire up to 150,000 shares of restricted common stock. These stock options were issued to Mr. Olderman as a performance bonus in his capacity as our Vice President, Research and Development and Commercialization.

On September 9, 2005, we issued 15,000 shares of common stock to Mr. Gregory S. Schultz for his services as a member of the board of directors. In addition, we granted to Mr. Schultz an option to acquire up to 100,000 shares of restricted common stock. These stock options were issued to Mr. Schultz for his services as our Vice President, Laboratory and Clinical Research.

On September 9, 2005, we granted 17,500 shares of common stock to Mr. Richard Caffrey for his services as a member of the board of directors and member of the audit committee.

The exercise price of all stock options granted to directors as set forth above was $0.80 per share, which was the closing trading price of our common stock at the date of grant.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
David S. Lerner	150,000	17.0%	$0.80 per share	September 9, 2010

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable / Unexercisable	Value of Unexercised In-The-Money Options/SARs at Fiscal Year-End ($) Exercisable / Unexercisable
David S. Lerner	0	0	513,000 /50,000	$538,650 / $52,500

Employment Contracts and Termination of Employment and Change in Control Arrangements

We continue our current consulting arrangement with Gerald M. Olderman, PhD., to serve as our Vice President of Research and Development and Commercialization. Mr. Olderman has served this capacity since July 2000. Effective July 1st, 2005, his compensation increased to $10,000 a month while we are negotiating with Mr. Olderman on his compensation agreement.

In January 2004, we entered into a formal consulting agreement with Nam H. Nguyen to serve as a consulting accounting advisor. In August 2004, Mr. Nguyen was appointed as our Chief Financial Officer under the same agreement. Beginning in July 2004, his compensation is set at $8,000 monthly base compensation with a monthly $2,500 minimum cash payment and the remainder may be paid in shares of restricted common stock. In addition, he has also received 400,000 shares of common stock plus warrants to acquire 300,000 shares of common stock at $0.20 per share in accordance with a vesting schedule. Effective July 1, 2005, his compensation increased to $10,000 monthly base compensation as approved by the Compensation Committee and the Board of Directors.

In September 2003, we entered into a consulting agreement with Natasha A. Sorobey to provide investor relations services, In August 2004, Ms. Sorobey assumed the position of Corporate Secretary, while continuing her corporate and investor relations responsibilities. Her contract provides her with base compensation of $60,000 per annum. In addition, she has also received 400,000 shares of common stock plus warrants to acquire 200,000 shares of common stock at $0.18 per share in accordance with a vesting schedule with one-third vested immediately, one-third vested on the anniversary date and the remaining one-third vested on the subsequent 12 months.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 20, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement, which could result in a change in our control.

The following table assumes, based on our stock records, that there are 30,223,284 shares issued and outstanding as of September 20, 2006.

The following table sets forth the ownership of our common stock by:

▪	Each stockholder known by us to own beneficially more than 5% of our common stock;
▪	Each executive officer;
▪	Each director or nominee to become a director; and
▪	All directors and executive officers as a group.

Name and Address of Beneficial Owner(A)	Shares Beneficially Owned
	Number	Percent
Michael R. Granito, Chairman and Director	10,226,870 (1)	30.9%
Phronesis Partners, L.P. David S. Lerner, President and Director	7,187,708 (2) 4,588,589 (3)	22.0% 13.9%
Paul G. Cerjan, Director	968,500 (4)	2.9%
George E. Friel, Director	634,000 (5)	1.9%
Gerald M. Olderman, Director and Vice President	903,000 (6)	2.7%
Gregory S. Schultz, Director and Vice President	1,171,167 (7)	3.5%
Richard F. Caffrey, Director	106,322 (8)	0.3%
Cheryl L. Turnbull, Director	0 (9)	0.0%
Natasha A. Sorobey, Corporate Secretary	756,214 (10)	2.3%
Nam H. Nguyen, Chief Financial Officer	1,080,923 (11)	3.3%

All Quick-Med Directors and Officers as a Group (9 persons)	27,623,293	83.7%

NOTES:	(A) Unless otherwise stated, the address for each of the above is c/o Quick-Med Technologies, Inc., 3427 SW 42nd Way, Gainesville, Florida 32608.

(1) Includes 525,667 shares issuable upon the exercise of options exercisable within 60 days.
Does not include convertible debt.

.
(2) Phronesis Partners, L. P., Delaware Limited Partnership, is a hedge fund and has sole voting and sole dispositive power over 7,187,708 shares. The address for Phronesis Partners, L.P. is 180 East Broad Street, Suite 1704, Columbus, OH 43215

(3) Includes 513,000 shares issuable upon the exercise of options exercisable within 60 days.

(4) Includes 157,000 shares issuable upon the exercise of options exercisable within 60 days.

(5) Includes 187,500 shares issuable upon the exercise of options exercisable within 60 days.

(6) Includes 449,000 shares issuable upon the exercise of options exercisable within 60 days.

(7) Includes 392,667 shares issuable upon the exercise of options exercisable within 60 days.

(8) Includes 10,000 shares issuable upon the exercise of options exercisable within 60 days.

(9) Ms. Turnbull is a special limited partner of Phronesis Partners and joined us as a director in January 2006.

(10) Includes 216,667 shares issuable upon the exercise of warrants exercisable within 60 days.

(11) Includes 400,000 shares issuable upon the exercise of warrants exercisable within 60 days.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended June 30, 2006 and 2005, we received $132,950 and $450,000 respectively, from our Chairman. The $132,950 received in June 2006 was a long term note payable issued by us with an interest rate of 8% per annum. The funding received in 2005 was part of the convertible note payable as described below. The short term notes to our Chairman were subsequently consolidated into a long term convertible note as described below.

In September 2003, we negotiated a successor agreement with our Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $550,200 were consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The maturity date of the note was extended until July 1, 2006. Subsequently, the maturity date was extended to October 1, 2007. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, at the option of the holder for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that we sell stock to other investors at less than $0.20 per share. This convertible note agreement is made contingent upon the agreement of the holder to provide additional funding to us by purchasing restricted common stock at prices we agree to us or other means. In August 2004, the Board of Directors granted the Chairman the right to consolidate the short-term debt and its related accrued interest into the convertible note under the same terms. The Chairman exercised the right to consolidate all outstanding short term notes and accrued interest into the long-term convertible note under the same terms. In December 2005, our Chairman agreed to extend the maturity date of the note until October 1, 2007.

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

During the year ended June 30, 2006, we paid the accrued interest on the convertible note of $94,887 in accordance with the Board of Directors written resolution (without the Chairman’s participation) to clarify and confirm the interest payment terms. Under the terms of the interest payment, we will pay the interest on the note for the previous quarter within 10 business days subsequent to the end of the quarter.  At June 30, 2006, the accrued interest on the long term convertible note to our Chairman was $18,864. On July 1, 2006, we issued a short term note to our Chairman for the outstanding accrued interest amount of $18,864 at the 8% interest rate per annum. On June 15, 2006, we issued a note payable of $132,950 to our Chairman with an interest rate of 8% per annum and the maturity date of October 1, 2007.

For the fiscal years ended June 30, 2006 and 2005, we received $0 and $10,417 respectively, from our President, to fund operations. The loan amount was accounted as a short term note with the interest rate of 6% per annum. We repaid our President $0 and $89,626 of our short term notes owed to him during the fiscal years ended June 30, 2006 and 2005, respectively.

At June 30, 2006 and 2005, we paid $6,900 for each year to our President for the sub-lease of office space. The term of the sub-lease is a month to month period.

In August 2006, we borrowed $7,000 from one of our officers under a short term note payable at a 8% interest rate per annum and we repaid it in September 2006.

Messrs. Lerner and Granito are deemed to be our promoters. Mr. Lerner received 4,273,000 shares and Mr. Granito received 2,930,000 shares of common stock for founding us. There have not been any other transactions with promoters.

Other than the relationships with University of Florida at Gainesville, Dr. Schultz, who is our board member, is a full time professor at University of Florida. No other officer or director has any relationship with any company or entity that will be working on developing our family of technologies or patents.

ITEM 13.	EXHIBITS
(a) Exhibits

Exhibit Number	Description

2.1	Merger Agreement dated March 19, 2001 between Above Average
Investments Ltd. and Quick-Med Technologies, Inc. (1)

2.2	Amendment to Merger Agreement (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Quick-Med Technologies, Inc. MMP License Agreement (1)

10.2	Quick-Med Technologies, Inc. Stock Option Plan (1)

10.3	Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Chemical Defense (1)

10.4	Financing Agreement with Euro Atlantic Capital Corporation (1)

10.5	Consulting Agreement - Gregory Schultz (1)
10.5.1	Consulting Agreement - Christopher Batich (1)
10.5.2	Consulting Agreement - Bruce Mast (1)
10.5.3	Consulting Agreement - William Toreki (1)

10.6	Note issued to Michael Granito by Quick-Med Technologies, Inc. (1)

10.7	Employment Agreement with Gerard Bencen (1)

10.8	Research and Development Agreement with The Collaborative Group, Ltd. (2)
10.8.1	Amendment to Research and Development Agreement with Engelhard Corporation(4)

10.9	Agreement Between Noville, Inc. and Quick-Med Technologies, Inc. (3)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Assignment of Patent for Wound Care (1)

99.4	Assignment of Patent for Mustard Gas (1)

99.5	Assignment of Patent for Anti-wrinkle cream (1)

NOTES:
(1)  Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2002
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended September 30, 2002
(4)	Incorporated by reference to the Company’s Form 8-K filed on August 11, 2006

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2006 and June 30, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered including a review of SEC registration statement filing. "Audit Related Fees" consisted of consulting regarding accounting issues.

		June 30, 2006	June 30, 2005
(i)	Audit Fees	$ 35,500	$ 31,000
(ii)	Audit Related Fees	$5,000	$ 0
(iii)	Tax Fees	$ 5,000	$10,000
(iv)	All Other Fees	$0	$ 0

While we have established an audit committee of the Board of Directors, we have not established a pre-approval policy. All services provided by the auditors for fiscal 2006 were accepted by the audit committee and approved by the full Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

QUICK-MED TECHNOLOGIES, INC.

Date: September 28, 2006	By: /s/ DAVID S. LERNER
____________________________________
David S. Lerner
President and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, the Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVID S. LERNER	President and Director	September 27, 2006
David S. Lerner	(Principal Executive Officer)

/s/ MICHAEL R. GRANITO	Chairman of the Board	September 27, 2006
Michael R. Granito

/s/ PAUL G. CERJAN	Director	September 27, 2006
Paul G. Cerjan

/s/ GREGORY S. SCHULTZ	Vice President, Laboratory &	September 27, 2006
Gregory S. Schultz	Clinical Research, and Director

/s/ GEORGE E. FRIEL	Director	September 27, 2006
George E. Friel

/s/ GERALD M. OLDERMAN	Vice President, Research	September 27, 2006
Gerald M. Olderman	& Development and
Commercialization, and Director

/s/ RICHARD CAFFREY	Director	September 27, 2006
Richard F. Caffrey

/s/ CHERYL TURNBULL	Director	September 27, 2006
Cheryl L. Turnbull

/s/ NAM H. NGUYEN	Chief Financial Officer	September 27, 2006
Nam H. Nguyen	(Principal Financial and Accounting Officer)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm.........................................................................................................................................................................     F-2

Financial Statements:

Notes to Financial Statements ...    F-7 -20

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Quick-Med Technologies, Inc.

We have audited the accompanying balance sheets of Quick-Med Technologies, Inc. as of June 30, 2006 and 2005, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the years ended June 30, 2006 and 2005, and has a net capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
September 25, 2006

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2006 AND 2005

ASSETS
	2006	2005

Current assets:
Cash and cash equivalents	$184,142	$844,309
Accounts receivable	45,001	49,108
Total current assets	229,143	893,417

Property and equipment, net	15,804	10,807

Other assets:
Prepaid expenses	4,980	12,436
Intangible asset, net	275,766	310,784
Total other assets	280,746	323,220
Total assets	$525,693	$1,227,444

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$218,949	$106,440
Accrued expenses	6,842	6,842
Accrued interest on note payable - director	18,864	37,746
Total current liabilities	244,655	151,028

License payable	160,000	160,000
Long-term liability - note payable - director	132,950	-
Long-term liability - convertible note payable - director	1,268,625	1,268,625
Total liabilities	1,806,230	1,579,653

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,221,215 and 29,730,519 shares issued
and outstanding at June 30, 2006 and 2005, respectively	3,022	2,973
Additional paid-in capital	11,506,487	11,194,222
Outstanding stock options	1,399,959	939,537
Accumulated deficit	(14,190,005)	(12,488,941)
Total stockholders' deficit	(1,280,537)	(352,209)
Total liabilities and stockholders' deficit	$525,693	$1,227,444

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005

Revenues	$1,230,441	$181,723

Expenses:
Cost of revenues	187,158	27,746
Research and development	865,388	579,034
General and administrative expenses	815,178	627,177
Licensing and patent expenses	319,960	239,836
Depreciation and amortization	50,021	45,517
Stock-based compensation	629,433	516,072
Total expenses	2,867,138	2,035,382

Loss from operations	(1,636,697)	(1,853,659)

Other income (expense):
Other income	-	17,478
Interest income	11,638	9,709
Interest expense	(76,005)	(100,871)

Loss before income taxes	(1,701,064)	(1,927,343)

Provision (benefit) for income taxes	-	-

Net loss	$(1,701,064)	$(1,927,343)

Net loss per share (basic and diluted)	$(0.06)	$(0.08)

Weighted average common
shares outstanding (basic and diluted)	30,082,797	23,274,818

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2004	17,652,027	1,765	$7,611,358	$(10,561,598)	$781,950	$(2,166,525)

Stock issuance for cash	7,323,913	732	1,896,268	-	-	1,897,000
Stock issued in loan conversion	3,489,703	349	1,325,738	-	-	1,326,087
Stock options granted for services	-	-	-	-	159,754	159,754
Stock issued for services	1,248,210	125	356,193	-	-	356,318
Exercise of stock options	16,666	2	4,665	-	(2,167)	2,500
Net loss, July 1, 2004 to June 30, 2005	-	-	-	(1,927,343)	-	(1,927,343)

Balance, June 30, 2005	29,730,519	2,973	$11,194,222	$(12,488,941)	$939,537	$(352,209)

Stock issued for cash	154,118	15	113,538	-	-	113,553
Stock options granted for services	-	-	-	-	491,922	491,922
Stock issued for services	161,578	17	137,494	-	-	137,511
Exercise of stock options	175,000	17	61,233	-	(31,500)	29,750
Net loss, July 1, 2005 to June 30, 2006	-	-	-	(1,701,064)	-	(1,701,064)

Balance, June 30, 2006	30,221,215	3,022	$11,506,487	$(14,190,005)	$1,399,959	$(1,280,537)

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(1,701,064)	$(1,927,343)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	50,021	45,517
Stock granted for services	137,511	356,318
Stock-based compensation	491,922	159,754
(Increase) decrease in:
Accounts receivable	4,107	(49,108)
Prepaid expenses	7,456	6,341
Increase (decrease) in:
Accounts payable	112,509	(116,446)
Accrued interest	(18,882)	98,482
Net cash used in operating activities	(916,420)	(1,426,485)

Cash flows from investing activities:
Purchase of fixed assets	(9,813)	(11,755)
Patents	(10,187)	(7,547)
Net cash used in investing activities	(20,000)	(19,302)

Cash flows from financing activities:
Issuance of common stock for cash, net	113,553	1,897,000
Proceeds from stock option exercise	29,750	2,500
Increase in short-term note payable - director	-	10,417
Increase in long-term note payable - director	132,950	-
Repayments of short-term notes payable - director	-	(89,626)
Increase in convertible note payable - director	-	450,000
Net cash provided by financing activities	276,253	2,270,291

Net (decrease) increase in cash and cash equivalents	(660,167)	824,504
Cash and cash equivalents at beginning of period	844,309	19,805
Cash and cash equivalents at end of period	$184,142	$844,309

Supplementary Information:

Cash paid for:
Interest	$94,886	$5,370
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock options granted to consultant	$270,860	$159,754
Conversion of debt to equity	$-	$1,325,738

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Founded in April 1997, Quick-Med Technologies Inc. (the ”Company”) is a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. The Company’s two core technologies under development are: (1) MultiStat™, a family of advanced patented methods and compounds shown to be effective in skin therapy applications; and (2) Novel Intrinsically MicroBonded Utility Substrate (NIMBUS™), a family of advanced polymers bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications. Currently, MultiStat™ has been developed in a cosmetic product line with the anti-aging products under launch. MultiStat™ is also being employed in a drug product line as a post-injury treatment for mustard gas exposure, with the initial product currently at a developmental state of development in partnership with the U.S. Army. Quick-Med Technologies Inc.’s NIMBUS™ technology has initially been targeted at (a) medical device, including advanced wound dressing products, and (b) several enhanced consumer products, including order-controlled products (e.g. apparel or hygiene), and antibacterial related products. In each instance, the Company intends to form joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

The Company specializes in the research and development of biomedical products and devices for antibacterial applications. The Company conducts research efforts or collaborates with third parties as necessary to develop products and administer the patent process. The Company does not expect to produce nor directly market its products. Instead, the Company intends to partner with clients for those activities.

Since its inception, the Company has been heavily dependent upon the receipt of capital investment or other financing and revenues to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of June 30, 2006 represents amounts due from Engelhard Corporation (a subsidiary of BASF) and is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options and warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Revenue Recognition

The Company recognizes the revenue of its royalties from the sale of products by the cosmetic and personal care division of Engelhard Corporation (a subsidiary of BASF) under the master agreement for product development, manufacturing and distribution (the “Master Agreement”). The Company also recognizes the revenue from the non-refundable exclusivity license fee derived from Engelhard Corporation under the Master Agreement on a pro rata basis over the term of the related exclusive license agreement. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement. Revenue from the small business innovation research program is recognized based on the research work performed in accordance with the program requirements.

Stock Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards, under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB No. 25. The Company accounts for stock options or warrants granted to consultants at fair value pursuant to SFAS 123.

For the year ended June 30, 2005, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

2005
Net loss
As reported	$(1,927,343)
Pro forma	$(1,958,793)
Loss per share
As reported	$(0.08)
Pro forma	$(0.08)

In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R is effective for the Company beginning in the quarter ended September 30, 2005 and applies to all outstanding and unvested share-based payment awards at the adoption date. The Company adopted the modified prospective approach as its implementation method under this pronouncement. The fair value of stock options was determined using the Black-Scholes option-pricing model. The adoption of  SFAS 123R did not have a material impact on the Company's financial condition or results of operations.

Concentration of credit risk of financial instruments
Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. As of June 30, 2006, the Company’s cash levels exceeded the federally insured limit but were maintained with a high quality institution and management is regularly monitoring its cash position. As of June 30, 2006, all of the Company’s accounts receivable were derived from Engelhard Corporation. The credit risk of the receivable is considered limited given the customer credit rating. There were no write-offs of uncollectible receivable during the year ended June 30, 2006.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are accounts receivable, and accounts payable. The carrying values of accounts receivable and accounts payable approximate fair values based on their short-term nature.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2006 and 2005:

	2006	2005

Computer equipment	$21,134	$15,808
Equipment	9,597	5,111
Less: accumulated depreciation	(14,927)	(10,112)
Net property and equipment	$15,804	$10,807

Depreciation expense for the years ended June 30, 2006 and 2005 was $4,815 and $2,995, respectively.

NOTE 5 - INTANGIBLE ASSETS

License Agreement

The Company has a license agreement with two inventors (“Licensors”) for the worldwide rights to the MMP inhibitors.  The license agreement transfers to the Company the technology that is the subject of issued patents as well as pending patent applications, which were filed by the original inventors. The licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents or the license agreement. The U.S. patents expire beginning November 2007 through November 2016 and the international patents expire beginning on November 21, 2011 through December 8, 2019. Accumulated amortization for the years ended June 30, 2006 and 2005 was $241,296 and $196,090, respectively.

The Company assesses whether its intangible assets are impaired as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” based on an evaluation of undiscounted projected cash flows through the remaining useful lives. If impairment exists, the amount of such impairment is calculated as the estimated fair value of the assets.

Under the terms of the license agreement, the Company paid $200,000 and granted 160,000 shares of common stock valued at $0.05 per share and granted 160,000 stock options. The stock options are valued at the estimated minimum value in accordance with SFAS 123 of $8,000. In order to maintain the Company’s exclusive rights to the licenses, the agreements require total payments of $260,000 if certain milestones regarding the proof-of-concept and development of a prototype are reached. If a milestone on the “Civilian Chemical Burn” and “Other topical Medical Uses” categories is not met by the third anniversary of the agreement, the licenses granted within these categories become nonexclusive. The Company elected not to pay each inventor $25,000 per year until all such milestones are met. At June 30, 2006 and 2005, the balance due under the license agreement is $160,000.

As additional compensation to the Licensors, the Company will pay a royalty based on the Company’s net sales of licensed products. The royalty rate is 2% on the first $1,500,000 of applicable quarterly revenue and 1.5% of sales above $1,500,000 on applications of products other than applications for military and cosmetic products.  For each sublicense granted by the Company, the Licensors will be paid 3% of the up-front licensing fee, limited to $100,000.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS, continued

In November 2002, the Company and the University of Florida Research Foundation (the “University”) entered into an agreement whereby the University gave the Company exclusive sub-license rights to the use of its patents and patent applications from the effective date of the agreement until the earlier of the date that no licensed patents remain enforceable patents or the payment of earned royalties ceases more than three calendar quarters. The royalty rate is 3% of the first $10 million of cumulative realized revenues and 1.8% of all subsequent realized revenues.

During the fiscal year 2004, the Company filed five new patent applications relating to the new projects: combination cosmetic cream, NIMBUS treatment of lumber, and antimicrobial and antiproteolytic wound dressing and method. As of June 30, 2006, the total capitalized costs of these five new patent applications was $74,112.

During the fiscal year 2005, the Company was issued three international patents relating to the antimicrobial and antiproteolytic wound dressing and method of fabrication, and treatment for tissue ulceration and reinstated two patent applications relating to the new projects: combination cosmetic cream and NIMBUS treatment of lumber. As of June 30, 2006, the total capitalized costs of these two new patent applications was $7,547. The three patents expire on December 8, 2019 and November 21, 2011, respectively.

During the fiscal year 2006, the Company was issued both US and international patents for its NIMBUS™ technology on “Intrinsically Bactericidal Absorbent Dressing And Method Of Fabrication”. These patents expire on December 8, 2019. The total capitalized costs for this issued patent were $35,470 and are being amortized over the life of the patents.

	June 30, 2006		June 30, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets

License agreement	$461,660	$(241,296)	$425,215	$(196,090)
Patents in process	55,402	-	81,659	-
Total	$517,062	$(241,296)	$506,874	$(196,090)

Amortization of patents in process commences when the patents are issued.

	June 30, 2006		June 30, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Aggregate Amortization Expense

For the years ended	$45,206	$241,296	$42,521	$196,090

Estimated Amortization Expense	Amount

For the year ended June 30, 2007	$46,068
For the year ended June 30, 2008	$46,068
For the year ended June 30, 2009	$46,068
For the year ended June 30, 2010	$46,068
For the year ended June 30, 2011	$26,986

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

For the fiscal years ended June 30, 2006 and 2005, the Company received $132,950 and $450,000, respectively, from the Company’s Chairman. In June 2006, the Company issued a note payable to the Chairman for $132,950 with an 8% interest rate per annum and a maturity date of October 1, 2007. The funding received from the Chairman in 2004 was part of the convertible note payable as described below. In 2003, the Chairman funded the Company by purchasing our restricted common stock for $600,000 and loaning us $175,000 in a short term note, of which $50,000 was repaid. In addition, the Chairman paid $125,000 in cash for a joint development project on behalf of the Company, which was accounted for as a short term note at an interest rate of 6% per annum. The short term notes were subsequently consolidated into a long term convertible note as described below.

In September 2003, we negotiated a successor agreement with the Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $550,200 have been consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and originally due July 1, 2004. During the year ended June 30, 2006, the maturity date of the note was extended until October 1, 2007 by the Chairman. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations. The note plus accrued interest is convertible, in full or in part, at the option of the Chairman for a term of up to 5 years beginning September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined at 15% above the then average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. In August 2004, the Board of Directors granted the Chairman the right to consolidate the short-term debt and its related accrued interest into the convertible note under the same terms. The Chairman exercised the right to consolidate all outstanding short term notes and accrued interest into the long-term convertible note under the same terms.

As more fully described in Note 7, the Chairman converted $500,000 and $826,087 of the convertible note  into 1,315,790 and 2,173,913 shares of  restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At June 30, 2006, the convertible note outstanding balance was $1,268,625, which is convertible into 3,338,487 shares of restricted common stock.

During the year ended June 30, 2006, the Company paid accrued interest on the convertible note of approximately $94,886. At June 30, 2006, the Company accrued interest on the convertible note of approximately $18,864. Effective July 1, 2006, the Company issued a short term note payable to the Chairman for the unpaid quarterly accrued interest at a rate of 8% per annum.

For the fiscal year ended June 30, 2005, the Company received $10,417 from the Company’s President to fund operations. The loan amount was accounted as short term note with an interest rate of 6% per annum. The Company repaid $89,626 of the short term notes during the fiscal year ended June 30, 2005.

At June 30, 2006 and 2005, the Company paid $6,900 for each year in rent payments to the President for the sub-lease of office space. The term of the sub-lease is for a month to month period.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal 2006

In July and August 2005, the Company issued a total of 54,118 shares of restricted common stock for an aggregate purchase price of $33,553 or $0.62 cents per share for cash.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT), continued

In August 2005, the Company issued 175,000 shares of restricted common stock for an aggregate exercise price of $29,750 or $0.17 per share resulting from the exercise of a stock option.

In September 2005, the Company issued 130,000 shares of restricted common stock for the payment of services rendered by the members of the Board of Directors. In addition, the Company granted stock options and warrants of 710,000 and 175,000 respectively to employees and consultants with exercise prices of $0.80 per share as performance bonus according to the vesting schedule. Further, the Company issued 5,556 shares of restricted common stock for payment of services provided by a consultant.

In November and December 2005, the Company issued a total of 13,324 shares of restricted common stock for payment of services provided by two consultants.

In February 2006, the Company issued a total of 100,000 shares of restricted common stock for an aggregate purchase price of $80,000 or $0.80 per share for cash.

In January, February and March 2006, the Company issued a total of 5,071 shares of restricted common stock for payment of services provided by a consultant.

In April, May and June 2006, the Company issued a total of 7,627 shares of restricted common stock for payment of services provided by consultants.

Fiscal 2005

On November 30, 2004, the Company completed an agreement to sell 5,000,000 shares of its restricted common stock to Phronesis Partners, L.P. (“Phronesis”), a Delaware limited partnership, for $1,000,000 before commission and expenses of $120,000 (the ”Stock Purchase Agreement”). In connection with the agreement, the Company Chairman converted $500,000 of the convertible debt owed to him into 1,315,790 shares of the Company’s restricted common stock at a conversion price applicable to the convertible debt of $0.38 per share.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT), continued

In connection with the Stock Purchase Agreement, the Company entered into the stockholders agreement, the registration rights agreement, the warrant agreement, the conversion agreement and the confidentiality agreement.

The Company granted Phronesis warrants to purchase up to $1,000,000 in shares of restricted common stock at an exercise price as defined in the warrant agreement.

Phronesis was granted certain rights, including registration rights, right of first refusal, tag-along rights, drag-along rights, preemptive rights, and the right to designate an observer and a director. In addition, one of the ancillary agreements provides for certain restrictions on related party transactions between and among the Company, the Chairman and the President and the sale of shares.

On December 31, 2004, the Company and Phronesis agreed to amend the exercise price for the warrant to $0.46 per share. All other terms of the Stock Purchase Agreement and the warrant agreement remained the same. On the same date, Phronesis exercised its warrant to purchase 2,173,913 shares of our restricted common stock at a per share price of $0.46, or an aggregate purchase price of $1,000,000 before commissions of $70,000.

In connection with the exercise of the warrant and in accordance with the terms of the Stock Purchase Agreement, the Chairman immediately converted $826,087 of his convertible debt into 2,173,913 shares of restricted common stock (equal to the number of shares acquired by Phronesis) at the $0.38 conversion price per share.

During the fiscal year ended June 30, 2005, the Company issued 1,414,876 shares of restricted common stock in payment for services rendered by the employees, directors and service providers.

In February 2005, the Company sold 150,000 shares of its restricted common stock for $87,000 in cash.

NOTE 8 - COMMITMENTS

The Company leases an equipped laboratory in Gainesville, Florida. The lease expires in March 2007. Rent expense for the years ended June 30, 2006 and 2005 was approximately $18,000 and $15,000, respectively.

The following is a schedule of minimum future payments on the operating lease as of June 30, 2006:

For The Years Ending June 30,

2007	$ 13,788
2008	-
2009	-
Thereafter	-
Total	$ 13,788

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R is effective for the Company beginning in the quarter ended September 30, 2005 and applies to all outstanding and unvested share-based payment awards at the adoption date. The Company adopted the modified prospective approach as its implementation method under this pronouncement. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's Common Stock on the date of grant. For the year ended June 30, 2006, the Company recorded costs related to this pronouncement, which include the effects of any  share and option grants made during the year, of approximately $629,000 or $0.02 per share on a basic and diluted basis.

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

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS AND WARRANTS, continued

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

The weighted average grant date fair value of options granted during the fiscal year ended June 30, 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

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

Under APB No.25, the difference between the option price and the fair value of the underlying shares resulted in a stock option compensation expense, which was prospectively recorded in the income statement over two fiscal years. The Company accounts for stock options granted to consultants under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.”  During 2002, 50,000 options were granted to a consultant vesting over a three-year period. Using the Black Scholes model $57,250 of compensation expense was recorded on the financial statements. The total stock-based compensation expense for the year ended June 30, 2005 was approximately $516,000.

During 2002, 1,140,000 unqualified options were granted under the Plan. The exercise prices for 990,000 and 150,000 of the options were $2.84 and $0.95, respectively, representing the average trading price of the Company’s stock during the first 30 days after commencement of the stock trading on the Over the Counter (“OTC”) Market. The vesting provisions for 100,000 of the options are immediate and the remainder of the 1,040,000 options vested one-third on January 15, 2002, one third on January 15, 2003, and one-third on January 15, 2004. All of the options expire five years after the grant date.

In July 2003, 1,231,500 unqualified options were granted under the Plan to employees, directors, and service providers. The options had an exercise price of $0.55, the average closing trading price at the grant date. The options vested immediately. All of the options expire five years after the grant date.

In August 2004, 585,000 unqualified options under the Plan were granted to directors, employees and service providers. The options had an exercise price of $0.17, the average closing trading prices from July 1 to 15, 2004. The options vested immediately. All of the options expire five years after the grant date. On August 24, 2005, 175,000 options were exercised for an aggregate price of $29,750.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS AND WARRANTS, continued

On October 1, 2004, the Company granted 50,000 unqualified options to a consultant, one third of which vested immediately, one third vested on July 1, 2005 and the remaining one third vested on July 1, 2006. The options had an exercise price of $0.15, the closing trading price at the grant date. Using the Black Scholes option pricing model, $4,333 of compensation expense was recorded during this fiscal year period. All the options expire five years after the grant date. On June 29, 2005, 16,666 options were exercised for an aggregate price of approximately $2,500.

On February 21, 2005, the Company granted 10,000 unqualified options to a consultant, 7,000 options of which were vested immediately, with the remaining 3,000 will be vested on a pro rata basis over the subsequent 12 months period. The exercise price of these options was the average closing trading price of the previous fifteen (15) days of the grant date. Using the Black Scholes option pricing model, $4,293 of compensation expense was recorded in this period. All of the options expire five years after the grant date.

A summary of options for the years ended June 30, 2006 and 2005 is shown below:

	June 30, 2006		June 30, 2005
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	3,069,834	$1.73	3,164,000	$2.68
Granted	710,000	0.80	642,500	0.17
Exercised	(175,000)	0.17	(16,666)	0.15
Forfeited	-	-	(720,000)	2.22
Expired	(825,000)	2.61	-	-
Outstanding at end of period	2,779,834	$1.33	3,069,834	$1.73
Exercisable at end of period	2,543,167		2,872,667
Available for issuance at end of period	1,028,500		1,094,000

During the year ended June 30, 2006, the Company issued common stock warrants to consultants in recognition of their performance. These warrants were accounted for in accordance with the fair value provisions of SFAS 123R. The warrants vested one-third immediately on September 9, 2005, with one-third vested on July 1, 2006, and the remaining one-third to be vested on July 1, 2007. The warrants were valued on the date of grant using the Black-Scholes option-pricing model. During the fiscal year 2005, the Company also issued common stock warrants for consulting services rendered under agreements. The vesting provisions were immediate when services rendered or during the term of the agreement. The warrants were valued on the date of grant using the Black-Scholes option-pricing model.

Assumptions utilized to value warrants are as follows:

Risk-free interest rate          6.00%
Expected life (years)            5
Expected volatility  138%
Expected dividends            None

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS AND WARRANTS, continued

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the years ended June 30, 2006 and 2005:

	June 30, 2006		June 30, 2005
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	718,048	$0.24	567,500	0.20
Granted	195,920	0.84	150,548	0.38
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at end of period	913,968	$0.37	718,048	$0.24
Exercisable at end of period	697,302		559,715

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

For federal income tax purposes, the Company elected to capitalize start-up costs incurred during 1999 and 2000 totaling $357,989. The start-up costs are being amortized over sixty (60) months beginning in 2001. An analysis of the components of the (loss) before income taxes and the related income tax (benefit) is presented in the following tables. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

The (provision) benefit for income taxes consists of the following:

	2006	2005
Current	$-	$-
Deferred	-	-
		$-

Deferred tax assets for June 30, 2006 and 2005 consist of the following:

	2006	2005
Deferred tax asset:
Depreciation and amortization	$1,303	$1,303
Tax benefit of capitalized start-up costs	-	13,471
Stock based compensation	2,099,127	1,862,272
Net operating loss carry forward	3,189,659	2,775,512
Research tax credit	7,203	7,203
Less: valuation allowance	(5,297,292)	(4,659,761)
Deferred tax asset	$-	$-

Valuation allowance:
Beginning of year	(4,659,761)	(3,931,950)
Decrease (increase) during the year	(637,531)	(727,811)
Ending balance	(5,297,292)	(4,659,761)
Net deferred taxes	$-	$-

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES, continued

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended June 30, 2006 and 2005, is as follows:

	2006	2005

Federal income tax at statutory rate of 34%	$(576,031)	$(653,628)
State tax, net of federal benefit	(61,500)	(69,783)
Other	(1,128)	(4,400)
Valuation allowance	638,659	727,811
	$-	$-

As of June 30, 2006, the Company had a net operating loss carry forward of approximately $8,476,373 which will begin to expire in 2019.

NOTE 11 - NOTES PAYABLE

In June 2006, the Company issued a note payable to its Chairman for $132,950 with an 8% interest rate per annum and a maturity date of October 1, 2007.

In September 2003, the Company negotiated a successor agreement with its Chairman regarding the line of credit, which expired July 1, 2003, excluding interest (see Note 6). The line of credit of $750,000 and the short term borrowing of $550,200 were consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. During the year ended June 30, 2006, the maturity date of the note was extended until October 1, 2007. The convertible note is secured by the assets and revenues of

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENT

NOTE 11 - NOTES PAYABLE, continued

 the Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, for a term of up to 5 years beginning September 1, 2003, at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share.

As more fully described in Notes 6 and 7, the Chairman converted $500,000 and $826,087 of the convertible note payable into 1,315,790 and 2,173,913 shares of restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At June 30, 2006, the convertible note outstanding balance of $1,268,625 was convertible into 3,338,487 shares of restricted common stock.

During the period ended June 30, 2006, the Company paid accrued interest on the convertible note of approximately $94,886. At June 30, 2006, the Company accrued interest on the convertible note of approximately $18,864. Effective July 1, 2006, the Company issued a short term note payable for the unpaid quarterly accrued interest at an interest rate of 8% per annum.

NOTE 12 - GOING CONCERN

For the remainder of the year ended June 30, 2007, the Company will need additional cash infusions to meet its operating expenses. The Company’s common stock began trading on September 4, 2002 on the OTC Bulletin Board and the Company intends to raise additional equity or debt. The Company may also secure strategic partnerships or other joint ventures to either conduct its research or fund a portion of the expenses. No assurances can be made that we will be successful in these activities. Should the events not occur, the financial statements will be materially affected.

NOTE 13 - SUBSEQUENT EVENTS

On August 2, 2006, the Company and Engelhard Long Island, Inc. (“Engelhard”), a wholly-owned subsidiary of BASF Catalysts LLC, finalized a Fourth Amendment to that certain Letter of Intent (“LOI”) dated February 1, 2006 and effective through April 28, 2006. The First Amendment, dated April 26, 2006, the Second Amendment, dated May 26, 2006, and the Third Amendment, dated June 13, 2006, extended the effective period of the LOI to May 26, 2006, June 16, 2006 and June 30, 2006, respectively. The Fourth Amendment, effective as of June 30, 2006, extended the effective period of the LOI to August 1, 2007. The LOI amends certain terms included in the Master Agreement for Product Development, Manufacturing and Distribution (the “Master Agreement”), which was entered into between the Company and Engelhard on August 15, 2002. Pursuant to the Master Agreement, as amended by the LOI, the Company granted to Engelhard an exclusive license to develop and market the Company’s Ilomastat product (the “Licensed Product”) for the field of over-the-counter anti-aging cosmetics and a nonexclusive license for the field of over-the-counter acne treatments and skin moisturizers in the cosmetics market. In consideration for this license, as amended by the LOI, the Company will receive monthly royalty payments based on a percentage of the net revenue Engelhard receives from sales of the Licensed Product but no less than annual minimum royalty payments equal to $1,140,000 for the first two years, assuming the LOI is not terminated during such period. Pursuant to the Fourth Amendment, these royalty payments replace any financial and other milestone or windfall obligations under the Master Agreement.

In addition, the Fourth Amendment amended the Master Agreement to transfer all right, title and interest to the Engelhard intellectual property held by the Company back to Engelhard in exchange for one lump payment of $166,500.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS, continued

Other than the foregoing, the LOI, as amended, is not binding on either party and contemplates that the parties may enter into further negotiations on other matters related to the agreements between the parties.

On September 18, 2006, the Company entered into an Amendment of Solicitation / Modification of Contract with the U.S. Army Medical Research Acquisition Activity Department, in which the U.S. Army authorized the release of an additional $770,000 to the Company to further pursue Quick-Med’s research regarding the development of a prototype wound dressing to speed healing of wounds from chemical blistering agents. This funding is made under the U.S. Army’s Small Business Innovation Research Program. At the end of the Phase II project, the Company is required to submit a final, publicly releasable Phase II R&D Project Summary.