Form 10QSB
period 2006-09-30
QUICK MED TECHNOLOGIES INC
filed 2006-11-14
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ___ Yes _X__ No

Applicable Only to Issuers Involved in Bankruptcy
Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes_______________ No_______________

Number of shares of common stock outstanding as of November 10, 2006: 30,309,901

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$205,042
Accounts receivable	105,689
Total current assets	310,731

Property and equipment, net	13,735

Other assets:
Prepaid expenses	960
Intangible asset, net	274,224
Total other assets	275,184
Total assets	$599,650

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$348,848
Accrued expenses	6,842
Short-term note payable - director	19,245
Total current liabilities	374,935

License payable	160,000
Long-term liability - note payable - director	154,817
Long-term liability - convertible note payable - director	1,268,625
Total liabilities	1,958,377

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,264,901 shares issued
and outstanding	3,026
Additional paid-in capital	11,527,297
Outstanding stock options	1,461,940
Accumulated deficit	(14,350,990)
Total stockholders' deficit	(1,358,727)
Total liabilities and stockholders' deficit	$599,650

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

Revenues	$466,427	$357,849

Expenses:
Cost of revenues	93,312	71,070
Research and development	293,300	346,230
General and administrative expenses	237,641	389,923
Licensing and patent expenses	133,884	58,810
Depreciation and amortization	13,611	11,766
Total expenses	771,748	877,799

Loss from operations	(305,321)	(519,950)

Other income (expense):
Interest income	83	2,855
Interest expense	(22,247)	(19,186)
Other income	166,500	-

Loss before income taxes	(160,985)	(536,281)

Provision (benefit) for income taxes	-	-

Net loss	$(160,985)	$(536,281)

Net loss per share (basic and diluted)	$(0.01)	$(0.02)

Weighted average common
shares outstanding (basic and diluted)	30,228,317	29,855,261

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2006	30,221,215	3,022	$11,506,487	$(14,190,005)	$ 1,399,959	$(1,280,537)

Stock options granted for services	-	-	-	-	66,314	66,314
Stock issued for services	10,352	1	11,480	-	-	11,481
Exercise of stock options	33,334	3	9,330	-	(4,333)	5,000
Net loss, September 30, 2006	-	-	-	(160,985)	-	(160,985)

Balance, September 30, 2006	30,264,901	3,026	$11,527,297	$(14,350,990)	$ 1,461,940	$(1,358,727)

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net loss	$(160,985)	$(536,281)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	13,611	11,766
Stock granted for services	11,481	109,000
Stock-based compensation	66,314	235,799
(Increase) decrease in:
Accounts receivable	(60,688)	(173,695)
Prepaid expenses	4,020	2,580
Increase (decrease) in:
Accounts payable	129,900	20,590
Accrued interest	380	19,186
Net cash provided by (used in) operating activities	4,033	(311,055)

Cash flows from investing activities:
Purchase of fixed assets	-	(3,611)
Patents	(10,000)	(663)
Net cash used in investing activities	(10,000)	(4,274)

Cash flows from financing activities:
Issuance of common stock for cash, net	-	33,553
Proceeds from stock option exercise	5,000	29,750
Proceeds from note payable - officer	7,000	-
Repayment of note payable - officer	(7,000)	-
Increase in notes payable - director	21,867	-
Net cash provided by financing activities	26,867	63,303

Net increase (decrease) in cash and cash equivalents	20,900	(252,026)
Cash and cash equivalents at beginning of period	184,142	844,309
Cash and cash equivalents at end of period	$205,042	$592,283

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (CONTINUED)
(UNAUDITED)

	2006	2005
Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock options granted for services	$66,314	$149,399

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has continuing losses from operations, negative working capital and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of September 30, 2006 represents amounts due from Engelhard Corporation, which was subsequently aquired by BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”), and is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share are computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. The weighted-average numbers of common shares outstanding exclude common stock equivalents of 6,785,805 and 6,204,703 for the periods ended September 30, 2006 and 2005, respectively, because their inclusions would be anti-dilutive.

Revenue Recognition

The Company recognizes the revenue of its royalties from the sale of products by a cosmetic and personal care division of Engelhard Corporation, subsequently aquired by BASF Catalysts, LLC, a wholly-owned subsidiary of BASF, under the master agreement for product development, manufacturing and distribution (the “Master Agreement”). The Company also recognizes the revenue from the non-refundable exclusivity license fee derived from Engelhard Corporation under the Master Agreement on a pro rata basis over the term of the related exclusive license agreement. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement. Revenue from the small business innovation research program is recognized based on the research work performed in accordance with the program requirements.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. As of September 30, 2006, the Company’s cash levels exceeded the federally insured limit of $105,042, but were maintained with a high quality institution and management is regularly monitoring its cash position. As of September 30, 2006, all of the Company’s accounts receivable is due from Engelhard Corporation. The credit risk of the receivable is considered limited given the customer credit rating and the receivable balance was collected subsequent to September 30, 2006.

NOTE 2 - STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (the “Plan”) on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. On December 13, 2004, the shareholders approved the Plan and ratified the amendment to increase the total number of shares to be granted under the Plan from 3,000,000 to 4,000,000.

The Company adopted Financial Accounting Standards Board ("FASB") standard SFAS 123R, "Share-Based Payment," ("SFAS 123R") on July 1, 2005, and adopted the modified prospective approach as its implementation method to its outstanding and unvested share-based payment awards at that time. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's Common Stock on the date of grant. For the three months ended September 30, 2006, the Company recorded costs related to this pronouncement, which include the effects of any grants made during the period, of approximately $77,795 or $0.0 per share on a basic and diluted basis.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - STOCK OPTIONS AND WARRANTS (CONTINUED)

On September 9, 2005, the Board of Directors (the “Board”) granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005 and all shares were immediately vested. In addition, the Board granted 710,000 stock options and 175,000 warrants to our employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005. The stock options and warrants were vested one-third immediately, one-third was vested on July 1, 2006 and the remaining one-third will be vested on July 1, 2007, assuming the person receiving the equity awards is employed by the Company at the time of vesting. The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant. The weighted average grant date fair value of options was $0.72 per share based on the Black-Scholes option-pricing model. The options and warrants expire five years from the date of grant.

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

During the quarter ended September 30, 2006, the Company has not finalized the amount of the share-based payment for the board members for their services. In addition, the Company has not made the final determination on the amount share-based payments to the employees and consultants.

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

On October 1, 2004, the Company granted 50,000 unqualified options to a consultant, one third of which was vested immediately, one third was vested on July 1, 2005 and the remaining one third was vested on July 1, 2006. The exercise price of these options was the closing trading price at the grant date. Using the Black Scholes option pricing model, $4,333 of compensation expense was recorded during this fiscal year period. All the options expire five years after the grant date. On June 29, 2005, 16,666 options were exercised at $0.15 per share or an aggregate price of approximately $2,500. On September 15, 2006, 33,334 options were exercised at $0.15 per share or an aggregate price of approximately $5,000.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of options as at September 30, 2006 and 2005 is shown below:

	September 30, 2006		September 30, 2005
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	2,779,834	$ 1.33	3,069,834	$ 1.73
Granted	-	-	710,000	0.80
Exercised	(33,334)	0.15	(175,000)	0.17
Expired or forfeited	-	-	(825,000)	2.61
Outstanding at end of period	2,746,500	$ 1.33	2,779,834	$ 1.33
Exercisable at end of period	2,568,998		2,306,501
Available for issuance at end of period	1,220,166		1,045,166

On September 9, 2005, the Company issued common stock warrants to consultants in recognition of their performance. These warrants were accounted for in accordance with the provisions of SFAS 123R. The vesting provisions were vested one third immediately on September 9, 2005, one third was vested on July 1, 2006, and one third to be vested on July 1, 2007. The warrants were valued on the date of grant using the Black-Scholes option-pricing model.

Assumptions utilized to value warrants are as follows:

Risk-free interest rate	6.00%
Expected life (years)	5
Expected volatility	138%
Expected dividends	None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants as shown below:

	September 30, 2006		September 30, 2005
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	913,968	$ 0.37	718,048	0.24
Granted	8,102	1.11	178,346	0.72
Exercised	-	-	-	-
Expired or forfeited	-	-	-	-
Outstanding at end of period	922,070	$ 0.37	896,394	$ 0.35
Exercisable at end of period	878,320		559,715

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

In September 2005, the Company issued 33,334 shares of restricted common stock for an aggregate exercise price of approximately $5,000 or $0.15 per share resulting from the exercise of a stock option.

In July, August and September 2006, the Company issued 3,773 shares of restricted common stock for payment of services provided by a consultant.

In September 2006 the Company issued 6,579 shares of restricted common stock for payment of services provided by a consultant for services rendered for the quarter ended September 30, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

The Chairman converted $500,000 and $826,087 of the convertible note into 1,315,790 and 2,173,913 shares of restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At September 30, 2006, the convertible note outstanding balance was $1,268,625, convertible into 3,338,487 shares of restricted common stock.

During the period ended September 30, 2006, the Company did not pay the accrued interest on the convertible note of $19,186 but issued a note payable for the same amount to the Chairman. The terms of this note payable is discussed above. At September 30, 2006, the Company had an accrued interest of $19,245 outstanding due to the Chairman.

In addition, the Company received from the Company’s Chairman during the period ended September 30, 2006. The Company issued a note payable to the Chairman or $19,186 with an 8% interest rate per annum and a maturity date of January 1, 2008.

During the period ended September 30, 2006, the Company received a short-term loan in the amount of $7,000 from an officer of the Company, which was repaid by September 30, 2006.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2006. The terms “Quick-Med”, "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (f) there is no assurance that our technologies or products will be accepted in the marketplace; (g) we do not currently carry product liability insurance; and therefore, should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our prior debt and equity financings; however, there are no assurances that these revenues and financings will be sufficient to ensure our future financial performance; (i) we have substantial debt obligations due to our Chairman of the Board, who had funded our operations, debt obligations that are secured by our assets and revenues and are senior obligations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success and (k) other risk factors discussed in our annual report for the fiscal year ended June 30, 2006 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Index

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

Index

Results of Operations

Comparison of Three Months Ended September 30, 2006 and 2005

Revenues. During the three months ended September 30, 2006 we had $466,427 of revenues, compared to $357,849 of revenues for the three months ended September 30, 2005, representing a 30% increase in our revenues. Our revenues during the three months ended September 30, 2006 consisted of $466,427, which represented our royalties from the product sales and the license fee for exclusivity by a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”), in connection with a master agreement we have with BASF for product development, manufacturing and distribution. Our revenues during the three months ended September 30, 2005 consisted of: (a) $355,349, which represented our royalties from the product sales by a cosmetic and personal care division of BASF Catalysts, LLC; and (b) $2,500 which represented a pro rata share of the fees related to a research agreement unrelated to our core technologies.

Operating Losses. Operating losses for the three months ended September 30, 2006 decreased by 41% or $214,629 to ($305,321) for the three months ended September 31, 2006 from ($519,950) for the three months ended September 30, 2005. The decrease in operating losses was primarily due to an increase in revenues of $108,578 and an decrease in expenses of $106,051 for the three months ended September 30, 2006. The decrease in expenses was primarily due to the following: (a) a decrease of $52,930 or 15% in research and development expenses; (b) an decrease of $152,282 or 39% in general and administrative expenses; offset by (c) an increase 75,074 or 128% in licensing and patent expenses; and (d) an increase of $22,242 or 31% in cost of revenues for those comparable prior periods, as described in more detail below.

Research and Development Expense. Research and development expense decreased by $52,930 or 15% to $293,300 for the three months ended September 30, 2006, from $346,230 for the three months ended September 30, 2005. The decrease in research and development expense is primarily attributable to a decrease of $83,750 in share-based compensation expense as we did not issue any new stock options to our employees during the quarter ended September 30, 2006. This decrease was offset by an increase of $30,820 in our research and development expense as a result of increased research projects, an additional hiring of a scientist, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense decreased by $152,282 or 39% to $237,641 for the three months period ended September 30, 2006, from $389,923 for the three months period ended September 30, 2005. This decrease in our general and administrative expenses is primarily attributed to a decrease of $183,254 in share-based compensation expense as we paid our directors and consultants for their services with our restricted common stock in 2005, while we have not finalized the payment amount for our directors’ services during the quarter ended September 30, 2006. This decreased was partially offset by an increase of $30,972 in business development expenses, our corporate governance expenses, additional consulting expenses incurred in 2006, and promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above.

Licensing and Patent Expense. Licensing and patent expense increased by $75,074 or 128% to $133,884 for the period ended September 30, 2006 from $58,810 for the period ended September 30, 2005. This increase was primarily due to increased ultilization of the consulting legal patent services and legal licensing services including licensing negotiation.

Other Income. During the three months ended September 30, 2006, we had $166,500 in other income, which represented a payment from a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”) for the transfer of all right, title and interest of the formulations utilized our proprietary compound, that were customized by BASF for the customers held by us back to BASF. However, we did not transfer the intellectual property rights of our proprietary compound. There was no such transaction during the three months ended September 30, 2005.

Interest Income. During the three months ended September 30, 2006, we had $83 in interest income, a decrease of $2,772 or 97% from $2,855 for the three months ended September 30, 2005. The amounts represented interest earned on our certificate of deposits and money market account funded by the revenues and or equity financings during the periods.

Interest Expense. Interest expense for the three months ended September 30, 2006 increased $3,061 or 16% to $22,247 compared to $19,186 the three months ended September 30, 2005. This increase was due to an increase of approximately $150,000 or 12% in the average outstanding loan balance due to our Chairman of the Board, to approximately $1,420,000, compared to approximately $1,270,000 average outstanding balance for the comparable 2005 period.

Net Loss. Net loss for the three months ended September 30, 2006 was ($160,985) or ($0.01) per share compared to ($536,281) or ($0.02) per share for the three months ended September 30, 2005. This decrease is primarily attributable to an increase in revenues, a one-time payment for the transfer of the intellectual property as described above, a decrease in non-cash stock-based compensation, offset by the increases in research and development expenses, general and administrative expense, and licensing and patent expenses.

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

Total cash on hand at September 30, 2006 was $205,042 as compared with $184,142 at June 30, 2006. Further, we collected approximately $105,689 from BASF related to the outstanding receivable balance at September 30, 2006. In September 2006, we received confirmation of the SBIR Phase II grant which we believe will provide us approximately $770,000 over the next two years.

Equity Financing and our Cash Requirements

On November 30, 2004, we completed an agreement to sell 5,000,000 shares of our restricted common stock to Phronesis Partners, L.P. (“Phronesis”), a Delaware limited partnership, for $1,000,000 before commission and expenses (the ”Stock Purchase Agreement”). On November 30, 2004, we received $880,000 net of commission and expenses of $120,000. In connection with the Stock Purchase Agreement, our Chairman of the Board, Mr. Granito, converted $500,000 of the convertible debt we owed to him into 1,315,790 shares of our restricted common stock at a conversion price applicable to the convertible debt of $0.38 per share. In connection with the Stock Purchase Agreement, and we completed a Warrant Agreement with Phronesis, in which we granted Phronesis certain warrants to purchase shares of our restricted common stock at an exercise price as defined in the Warrant Agreement. The Warrant Agreement expired on February 5, 2005 and provided for a maximum investment of $1,000,000 by Phronesis through the exercise of warrants. On December 31, 2004, Phronesis and we agreed to amend the exercise price for the warrant price to $0.46 per share. All other terms of the Stock Purchase Agreement and the Warrant Agreement remained the same. On the same date, Phronesis exercised its warrant to purchase 2,173,913 shares of our restricted common stock at a per share price of $0.46, or an aggregate purchase price of $1,000,000 before commission of $70,000.

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

In September 2006, we issued 33,334 shares of common stock for aggregate exercise price of $5,000 in cash from an exercise of an employee stock option.

Based on our cash position at September 30, 2006, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $149,000 per month or an aggregate of approximately $1,788,000 over the next twelve (12) months, in the following areas:

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

Our current cash balance of $205,042 as of September 30, 2006, coupled with collection on accounts receivable of $105,689 will satisfy our cash requirements for approximately two (2) months assuming no further receipt of revenues.

Index

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

As of September 30, 2006, we have a long-term note payable outstanding to our Chairman of the Board totaling $135,631 including accrued interest at the 8% interest rate per annum and a maturity date of October 1, 2007. In addition, we have notes outstanding to our Chairman of the Board totaling $1,268,625. During the year ended June 30, 2005, the short-term note with our Chairman of the Board was consolidated with the long-term convertible note under the same terms. The maturity date was extended to July 1, 2006 from July 1, 2004. Subsequently, the maturity date was extended to October 1, 2007. On November 30 and December 31, 2004, a total of $1,326,087 of the long-term convertible note was converted into 3,489,703 shares of our restricted common stock. During the quarter ended December 31, 2005, we paid the accrued interest of $56,932 on our notes outstanding to our Chairman. In January and April 2006, we paid the quarterly interest payment of $19,186 and $18,769, respectively, on our notes to our Chairman. At June 30, 2006, the accrued interest on the long term note to our Chairman was $18,864. On July 1, 2006, we issued a short-term note to our Chairman for the outstanding accrued interest amount of $18,864 at the 8% interest rate per annum. On October 1, 2006, we issued a long-term note payable to our Chairman for the outstanding accrued interest amount of $19,186, representing the interest on the convertible note for the quarter ended September 30, 2006, at the 8% interest rate per annum with a maturity date of January 1, 2008. In August 2006, we issued a short term note payable of $7,000 to an officer at the 8% interest rate per annum and we repaid the note payable in full in September 2006.

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

Based upon our cash requirements for our Plan of Operations and our current dividend policy of investing any available cash to our operations, we do not plan to distribute any cash to our stockholders.

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

At September 30, 2006, we had a negative working capital of $64,204 that primarily consists of: (a) cash of $205,042; (b) accounts receivable of $105,689; (c) accrued interest on the stockholder loan totaling $19,245 (e) accounts payable of $348,848, and (d) the accrued expenses of $6,842.  At September 30, 2006, we had a stockholders’ deficit of $1,358,727, a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash provided by operating activities was $4,033 for the three months ended September 30, 2006. Net cash used in investing activities was $10,000.   Net cash provided by financing activities was $26,867 of which $5,000 from the exercise of 33,334 stock options, the borrowing and repayment of $7,000 to an officer, and the issuance of a note payable of $21,867 to our Chairman.

Index

To date, we have funded our activities principally from our revenues, our borrowings and the issuance of shares of restricted common stock including: (a) revenues of approximately $1,690,000; (b) investments from an institutional investor for net proceeds of $1,810,000 and accredited investors for net proceeds of $167,000; (c) financings from our Chairman of the Board totaling $850,000; (d) stockholder loans totaling $2,806,055 including related accrued interest, and (e) a $650,000 bridge loan from a merchant banking firm. All of these funds have been loaned with interest rates ranging from 6% to 8% per annum. The loan from the investment-banking firm was converted in November 2002 into restricted common stock at $1.00 per share.

During the three months ended September 30, 2006, we borrowed a total of approximately $26,867 through: (a) $19,867 from our Chairman as described above, and (b) $7,000 from one of the officers, which was subsequently paid in full in September 2006.

Contractual Obligations and Commercial Commitments

Prior to November 2006, we had a consulting agreement with Gerald M. Olderman, PhD. to serve as our Vice President of Research and Development and Commercialization (“VP of R&D and Commercialization”) and he served in this capacity since July 2000. On November 10, 2006, we entered into an employment agreement with Dr. Olderman to continue his service as our Vice President of R & D and Commercialization that was effective as of November 10, 2006.

His base compensation will increase to $11,000 per month or $132,000 per annum from $10,000 monthly consulting fee or $120,000 per annum. His annual base salary is subject to adjustment by the Compensation Committee of the Board of Directors (“Board”) based on new revenue streams and increases in our shareholder value. In addition, Dr. Olderman is entitled to a signing bonus of $100,000 in cash. This signing bonus will vest as follows: $25,000 is vested immediately, $25,000 will vest upon service through February 1, 2007, $25,000 will vest upon service through May 1, 2007, and $25,000 will vest upon service through August 1, 2007. Further, we will grant Dr. Olderman 45,000 shares of restricted common stock. We may defer the payment of the signing bonus up to two (2) years from the effective date depending upon our cash flow availability.

Dr. Olderman will receive insurance benefits in accordance with our applicable health and disability insurance. He will be reimbursed for all travel and other expenses actually and properly incurred in connection with performance of his duties. Dr. Olderman will be entitled to 4 weeks of paid vacation and three additional days for every additional year of employment. The timing of vacations will be subject to the reasonable direction of the Chairman of the Board of Directors.

The Board may not approve any change of control unless the acquiring corporation assumes responsibility for this Agreement and all payments due hereunder. In addition, all options, warrants and common stock under this Agreement shall become immediately vested upon such change of control.

Dr. Olderman agrees to sign a confidentiality, non-competition and non-solicitation agreement.

The term of the agreement shall be for one year and shall automatically renew unless the Board of Directors acts to terminate the Agreement. Dr. Olderman may terminate this Agreement by giving us one month’s notice. We may terminate the Agreement without just cause provided that we pay Dr. Olderman a settlement payment of 12 months of monthly compensation plus immediate vesting of all stock options previously granted. Mr. Olderman will be deemed to be terminated without just cause if we unilaterally change his level of responsibility and compensation or if we appoint any individual other than Dr. Olderman to the position of Vice President of R & D and Commercialization. Dr. Olderman agrees to tender his resignation and release us from all obligations to pay any further amounts in consideration of the settlement payment.

We shall be entitled to terminate the Agreement and Dr. Olderman’s employment for just cause without any notice. Just cause includes: (1) alcohol or other substance abuse and failure to seek competent abuse counseling within 30 days notice from the Board; (2) conviction of a felony for any crime involving moral turpitude, fraud, theft or embezzlement in connection with his duties; and (3) material breach of this Agreement or our Bylaws that continues for 30 days after notice from the Board.

Index

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Principal Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Principal Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended September 30, 2006, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to disputes and litigation in the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2006, we issued 461 shares of our common stock to Ms. Sally MacKay in exchange for approximately $650, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $1.41 per share, for an aggregate price of approximately $650. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 31, 2006, we issued 1,608 shares of our common stock to Ms. Sally MacKay in exchange for approximately $1,576, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $0.98 per share, for an aggregate price of approximately $1,576. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 30, 2006, we issued 1,704 shares of our common stock to Ms. Sally MacKay in exchange for approximately $1,755, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $1.03 per share, for an aggregate price of approximately $1,755. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 30, 2006, we issued a warrant to GSP Consulting, Inc. (“GSP”) entitling GSP to acquire up to 8,102 shares of common stock at an exercise price ranging from $0.98 to $1.41 per share, the then-current market value of our common stock. This warrant was issued to GSP as partial payment for services rendered to us by GSP from July to September 2006. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to GSP stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 30, 2006, we issued 6,579 shares of our common stock to Mr. Dennis Everhart in exchange for approximately $7,500, which we owed to Mr. Everhart for services rendered to us. The shares granted to Mr. Everhart were valued at price of $1.14 per share, for an aggregate price of approximately $7,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Everhart stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibits

2.1	Merger Agreement dated March 19, 2001 between Above Average
Investments Ltd. and Quick-Med Technologies, Inc. (1)

2.2	Amendment to Merger Agreement (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Amendment to Research and Development Agreement with Engelhard (2)

10.2	Employment Agreement - Gerald M. Olderman

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Assignment of Patent for Wound Care (1)

99.4	Assignment of Patent for Mustard Gas (1)

99.5	Assignment of Patent for Anti-wrinkle cream (1)

NOTES:
(1)  Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

(2)	Incorporated by reference to the Company’s Form 8-K filed on August 11, 2006

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	November 14, 2006	By: /s/ David S. Lerner
David S. Lerner
President and Principal Executive Officer

Date	November 14, 2006	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer

Index