Form 10QSB
period 2006-12-31
QUICK MED TECHNOLOGIES INC
filed 2007-02-15
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________.

Commission file number 0-27545

QUICK-MED TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	65-0797243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Number of shares of common stock outstanding as of February 5, 2007: 30,395,412

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2006
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$120,108
Accounts receivable	339,302
Total current assets	459,410

Property and equipment, net	15,182

Other assets:
Prepaid expenses	4,995
Intangible asset, net	359,016
Total other assets	364,011
Total assets	$838,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$521,183
Accrued expenses	7,705
Total current liabilities	528,888

License payable	160,000
Long-term liability - note payable - director	195,452
Long-term liability - convertible note payable - director	1,268,625
Total liabilities	2,152,965

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,395,412 shares issued
and outstanding	3,040
Additional paid-in capital	11,652,110
Outstanding stock options	1,709,652
Accumulated deficit	(14,679,164)
Total stockholders' deficit	(1,314,362)
Total liabilities and stockholders' deficit	$838,603

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenues	$841,476	$274,708	$1,307,903	$632,557

Expenses:
Cost of revenues	169,183	42,108	262,495	113,178
Research and development	410,051	259,777	703,351	606,006
General and administrative expenses	496,263	242,487	732,664	629,438
Licensing and patent expenses	56,698	58,810	191,823	120,594
Depreciation and amortization	15,666	12,744	29,277	24,510
Total expenses	1,147,861	615,926	1,919,610	1,493,726

Loss from operations	(306,385)	(341,218)	(611,707)	(861,169)

Other income (expense):
Interest income	465	4,739	549	7,594
Interest expense	(22,254)	(19,186)	(44,501)	(38,372)
Other income	-	-	166,500	-

Loss before income taxes	(328,174)	(355,665)	(489,159)	(891,947)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(328,174)	$(355,665)	$(489,159)	$(891,947)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common
shares outstanding (basic and diluted)	30,337,012	30,096,008	30,273,958	29,975,635

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, September 30, 2006	30,264,901	3,026	$11,527,297	$(14,350,990)	$1,461,940	$(1,358,727)

Stock options granted for services	-	-	-	-	247,712	247,712
Stock issued for services	130,511	14	124,813	-		124,827
Net loss, December 31, 2006	-	-	-	(328,174)	-	(328,174)

Balance, December 31, 2006	30,395,412	3,040	$11,652,110	$(14,679,164)	$1,709,652	$(1,314,362)

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activities:
Net loss	$(489,159)	$(891,947)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	29,277	24,510
Stock granted for services	136,308	119,514
Stock-based compensation	314,026	336,182
(Increase) decrease in:
Accounts receivable	(294,301)	(98,659)
Prepaid expenses	(15)	4,204
Increase (decrease) in:
Accounts payable	302,236	(9,097)
Accrued interest	(18,002)	(18,560)
Other current liabilities	-	110,833
Net cash used in operating activities	(19,630)	(423,020)

Cash flows from investing activities:
Purchase of fixed assets	(3,102)	(5,329)
Patents	(108,804)	(2,512)
Net cash used in investing activities	(111,906)	(7,841)

Cash flows from financing activities:
Issuance of common stock for cash, net	-	33,553
Proceeds from stock option exercise	5,000	29,750
Proceeds from note payable - officer	7,000	-
Repayment of note payable - officer	(7,000)	-
Increase in notes payable - director	62,502	-
Net cash provided by financing activities	67,502	63,303

Net decrease in cash and cash equivalents	(64,034)	(367,558)
Cash and cash equivalents at beginning of period	184,142	844,309
Cash and cash equivalents at end of period	$120,108	$476,751

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005 (CONTINUED)
(UNAUDITED)

	2006	2005
Supplementary Information:

Cash paid for:
Interest	$-	$56,932
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock options granted for services	$314,026	$215,222

See accompanying notes to condensed financial statements.

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of December 31, 2006 represents amounts due from Engelhard Corporation, which was subsequently acquired by BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”), and is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share are computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. The weighted-average numbers of common shares outstanding exclude common stock equivalents of 7,578,196 and 6,204,703 for the periods ended December 31, 2006 and 2005, respectively, because their inclusions would be anti-dilutive.

Revenue Recognition

The Company recognizes the revenue of its royalties from the sale of products by a cosmetic and personal care division of Engelhard Corporation, subsequently acquired by BASF Catalysts, LLC, a wholly-owned subsidiary of BASF, under the master agreement for product development, manufacturing and distribution (the “Master Agreement”). The Company also recognizes the revenue from the non-refundable exclusivity license fee derived from Engelhard Corporation under the Master Agreement on a pro rata basis over the term of the related exclusive license agreement. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement. Revenue from the small business innovation research program is recognized based on the research work performed in accordance with the program requirements.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. As of December 31, 2006, the Company’s cash levels exceeded the federally insured limit by $78,677, but were maintained with a high quality institution and management is regularly monitoring its cash position. As of December 31, 2006, all of the Company’s accounts receivable is due from BASF. The credit risk of the receivable is considered limited given the customer credit rating and the receivable balance was collected subsequent to December 31, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on reported net loss.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, and is effective for fiscal year ending after December 15, 2008. The Company is assessing the impact of the adoption of this pronouncement, but does not expect that it will have a significant impact on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (‘SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that companies utilize a “dual approach” to assessing the quantitative effects of financial statement misstatements.

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The dual approach includes both an income statement focused and balance sheet focused assessment. The Company is assessing the impact of the adoption of SAB No. 108, but does not expect that it will have a significant impact on its financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is assessing the impact of Fin No. 48, but does not expect that it will have a significant impact on its financial position or results of operations.

NOTE 2 - STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (the “Plan”) on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. On December 13, 2004, the shareholders approved the Plan and ratified the amendment to increase the total number of shares to be granted under the Plan from 3,000,000 to 4,000,000.

The Company adopted Financial Accounting Standards Board ("FASB") standard SFAS 123R, "Share-Based Payment," ("SFAS 123R") on July 1, 2005, and adopted the modified prospective approach as its implementation method to its outstanding and unvested share-based payment awards at that time. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's Common Stock on the date of grant. For the six months ended December 31, 2006, the Company recorded costs related to this pronouncement, which include the effects of any grants made during the period, of approximately $186,329 or $0.01 per share on a basic and diluted basis.

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

The weighted average grant date fair value of options granted during the six months ended December 31, 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Assumptions utilized to value options are as follows:

Risk-free interest rate	4.75% to 6%
Expected life (years)	5
Expected volatility	50% to 138%
Expected dividends	None

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - STOCK OPTIONS AND WARRANTS (CONTINUED)

During the quarter ended December 31, 2006, the Company issued 790,770 stock options to the board members, the management, the employees, and the consultants for their services. These options have an exercise price of $1.05 per share. The stock options were vested one-third immediately, one-third will be vested on December 20, 2007 and the remaining one-third will be vested on December 20, 2008, assuming the person receiving the equity awards is employed by the Company at the time of vesting. The weighted average grant date fair value of options was $0.62 per share based on the Black-Scholes option-pricing model. The options expire five years from the date of grant.

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

A summary of options as at December 31, 2006 and 2005 is shown below:

	December 31, 2006		December 31, 2005
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	2,779,834	$1.33	3,069,834	$1.73
Granted	790,770	1.05	710,000	0.80
Exercised	(33,334)	0.15	(175,000)	0.17
Expired or forfeited	(15,000)	0.80	(825,000)	2.61
Outstanding at end of period	3,522,270	$1.28	2,779,834	$1.33
Exercisable at end of period	2,774,509		2,306,501
Available for issuance at end of period	444,396		1,045,166

On September 5, 2005 the Company issued common stock warrants to consultants in recognition of their performance. These warrants were accounted for in accordance with the provisions of SFAS 123R. For the September 5, 2005 options, the vesting provisions were vested one third immediately on September 9, 2005, one third was vested on July 1, 2006, and one third to be vested on July 1, 2007. The warrants were valued on the date of grant using the Black-Scholes option-pricing model.

Assumptions utilized to value warrants are as follows:

Risk-free interest rate	6.00%
Expected life (years)	5
Expected volatility	75% to 138%
Expected dividends	None

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants as shown below:

	December 31, 2006		December 31, 2005
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	913,968	$0.37	718,048	0.24
Granted	16,621	1.08	178,346	0.72
Exercised	-	-	-	-
Expired or forfeited	-	-	-	-
Outstanding at end of period	930,589	$0.37	896,394	$0.35
Exercisable at end of period	901,422		559,715

During the period ended December 31, 2006, the Company issued 16,621 common stock warrants to consultants as part of the payment for their services. These warrants were accounted for in accordance with the provisions of SFAS 123R. These warrants are vested immediately with fair market values ranging from $0.69 per share to $1.25 per share and the total cost of approximately $14,000.

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

In October, November and December 2006, the Company issued 4,413 shares of restricted common stock for payment of services provided by a consultant.

In November 2006, the Company issued 45,000 shares of restricted common stock to the Vice President of Research and Development and Commercialization as part of his compensation package.

In December 2006, the Company issued 75,000 shares of restricted common stock as further consideration to a licensor for granting the Company certain licensing rights and license to other intellectual properties.

In December 2006, the Company issued 6,098 shares of restricted common stock for payment of services provided by a consultant for services rendered for the quarter ended December 31, 2006.

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

In September 2003, the Company negotiated a successor agreement with its Chairman regarding the line of credit, which expired July 1, 2003 totaling $1,300,200, excluding interest. The line of credit of $750,000 and the short term borrowing of $550,200 were consolidated into a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The convertible note is secured by the assets and revenues of the Company and is senior to all other debt obligations. The note plus accrued interest will be convertible, in full or in part, at the option of the holder for a term of up to 5 years beginning at September 1, 2003 at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. In January 2006, the Chairman agreed to extend the maturity date of the note until October 1, 2007. In January 2007, the Chairman agreed to extend the maturity date of the note until April 1, 2008. On July 1, 2006, we paid the accrued interest by issuing a note payable to the Chairman for the amount of $18,768 at the 8% interest rate per annum with a maturity date of July 1, 2007, which was extended to April 1, 2008.

The Chairman converted $500,000 and $826,087 of the convertible note into 1,315,790 and 2,173,913 shares of restricted common stock on November 30 and December 31, 2004, respectively, in accordance with the terms of the Stock Purchase Agreement. These amounts were converted at a conversion price applicable to the convertible debt of $0.38 per share. At December 31, 2006, the convertible note outstanding balance was $1,268,625, convertible into 3,338,487 shares of restricted common stock.

For the period ended September 30, 2006, the Company paid the accrued interest on the convertible note of $19,186 by issuing a note payable for the interest amount to the Chairman. The note payable bears an 8% interest rate per annum and a maturity date of January 1, 2008.

During the period ended September 30, 2006, the Company received a short-term loan in the amount of $7,000 from an officer of the Company, which was repaid by September 30, 2006.

For the period ended December 31, 2006, the Company paid the accrued interest on the convertible note of $19,186 by issuing a note payable for the interest amount to the Chairman. The note payable bears an 8% interest rate per annum and a maturity date of April 1, 2008.

NOTE 5 - SUBSEQUENT EVENTS

On February 5, 2007, Quick-Med Technologies, Inc. (the “Company”) and Hanesbrands Inc. (“HBI”) entered into a Development and Exclusive Option Agreement (the “Agreement”) effective as of February 1, 2007. Under the Agreement, the Company granted to HBI an exclusive option (the “Option”) for a period of six months (“Option Period”) to obtain an exclusive license to the Company’s technology relating to certain HBI products (the “License Agreement”). In consideration for the Option, HBI will pay the Company $45,000 every three month period during the Option Period. During the Option Period, HBI will run and complete certain studies. Upon the conclusion of these studies, HBI will provide the Company with notice of the final decision with respect to entering into the License Agreement.

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

Overview

We are a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. Our two core technologies under development are: (1) MultiStat™, a family of advanced patented methods and compounds shown to be effective in skin therapy applications; and (2) Novel Intrinsically MicroBonded Utility Substrate (NIMBUS™), a family of advanced polymers bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications. Currently, MultiStat™ has been developed in a cosmetic product line with the anti-aging products under launch. MultiStat™ is also being employed in a drug product line as a post-injury treatment for mustard gas exposure, with the initial product currently at a developmental state of development in partnership with the U.S. Army. Our NIMBUS™ technology has initially been targeted at being incorporated in a (a) medical device, including advanced wound dressing products, and (b) several enhanced consumer products, including ordor-controlled products (e.g. apparel or hygiene), and antibacterial related products. In each instance, we intend to form joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

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

Our business strategy is to further develop and execute commercialization strategies for each of our broad technologies. We will seek to generate revenue through four sources:

(1)	Licenses of proprietary technology to industry partners;
(2)	Research and development contracts with government agencies;
(3)	Sales of product (compounds); and,
(4)	Research and development support agreements.

We expect that the majority of future revenue will be generated via licenses, royalties and profit-sharing agreements. We believe that our intellectual property is the value driver and, as such, manufacturing, sales and distribution of the end-products are and will be conducted either through client partners or outsourced.

Index

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS™ and MultiStat™ technologies:

•	Healthcare and medical;
•	Apparel;
•	Cosmetic; and
•	Personal care companies.

Recent Developments

On February 5, 2007, Quick-Med Technologies, Inc. (the “Company”) and Hanesbrands, Inc. (“HBI”) entered into a Development and Exclusive Option Agreement (the “Agreement”) effective as of February 1, 2007. Under the Agreement, the Company granted to HBI an exclusive option (the “Option”) for a period of six months (“Option Period”) to obtain an exclusive license to the Company’s technology relating to certain products produced by HBI (the “License Agreement”). In consideration for the Option, HBI will pay the Company $45,000 every three month period during the Option Period. During the Option Period, HBI will run and complete certain studies. Upon the conclusion of these studies, HBI will provide the Company with notice of the final decision with respect to entering into the License Agreement.

Uncertainties and Trends

Our revenues are dependent now and in the future upon the following factors:

•  Acceptance of our technologies or future technologies in the marketplace, by prospective licensees;
•	Our licensees’ abilities to develop our technologies; and market and distribute products incorporating such technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our services to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products; and
•	Our ability to obtain regulatory approval of our future products.

Uncertainties or trends that may affect our business also include the possibility that known or unknown competitors may develop products with similar applications to our proposed products, which may prove to be superior in performance and/or price to our products.

Capital Expenditures and Requirements

From 2000 to 2006, we have spent approximately $510,000 on the acquisition of patents and exclusive license agreements. We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobeiny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobeny with our common stock and cash for the exclusive license of the Ilomastat technology invented by them.

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

Index

Results of Operations

Comparison of Six Months Ended December 31, 2006 and 2005

Revenues. During the six months ended December 31, 2006 we had $1,307,903 of revenues, compared to $632,557 of revenues for the six months ended December 31, 2005, representing a 107% increase in our revenues. Our revenues during the six months ended December 31, 2006 consisted of $1,307,903, which represented our royalties from the product sales by a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”), in connection with a master agreement we have with BASF for product development, manufacturing and distribution (the “Master Agreement”). Our revenues during the six months ended December 31, 2005 consisted of: (a) $630,057, which represented our royalties from the product sales and the license fee for exclusivity by a cosmetic and personal care division of BASF Catalysts, LLC; and (b) $2,500 which represented a pro rata share of the fees related to a research agreement unrelated to our core technologies.

In August 2006, we finalized a certain Letter of Intent (“LOI”) with BASF to amend the Master Agreement to grant BASF an exclusive license to develop and market our Ilomastat product for the field of over-the-counter anti-aging cosmetics and nonexclusive license for the field of over-the-counter acne treatments and skin moisturizers in the cosmetics market. In consideration for this license, as amended, we receive certain minimum royalty payments through the LOI effective period of August 1, 2007, while the license agreement, as amended, is being finalized.

Operating Losses. Operating losses for the six months ended December 31, 2006 decreased by 29% or $249,462 to ($611,707) for the six months ended December 31, 2006 from ($861,169) for the six months ended December 31, 2005. The decrease in operating losses was primarily due to an increase in revenues of $675,346 offset by an increase in expenses of $425,884 for the six months ended December 31, 2006. The increase in expenses was primarily due to the following: (a) an increase of $97,345 or 16% in research and development expenses; (b) an increase of $103,226 or 16% in general and administrative expenses; (c) an increase 71,229 of 59% in licensing and patent expenses; and (d) an increase of $149,317 or 132% in cost of revenues for those comparable prior periods, as described in more detail below.

Research and Development Expense. Research and development expense increased by $97,345 or 16% to $703,351 for the six months ended December 31, 2006, from $606,006 for the six months ended December 31, 2005. The increase in research and development expense is primarily attributable to an addition of two (2) scientists, increased compensation to our head of research and development department and research team, increased research projects, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $103,226 or 16% to $732,664 for the six months period ended December 31, 2006, from $629,438 for the six months period ended December 31, 2005. This increase in our general and administrative expenses is primarily attributed to an increase of $137,395 in financing related expenses, and personnel recruiting fees. Further, there were additional consulting expenses incurred in 2006, increased promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above offset by a reduction in other operating expenses.

Licensing and Patent Expense. Licensing and patent expense increased by $71,229 or 59% to $191,823 for the period ended December 31, 2006 from $120,594 for the period ended December 31, 2005. This increase was primarily due to increased utilization of the consulting legal patent services, and legal licensing services including licensing negotiation.

Other Income. During the six months ended December 31, 2006, we had $166,500 in other income, which represented a payment from a cosmetic and personal care division of BASF Catalysts, LLC, for the transfer of all right, title and interest of the formulations utilized our proprietary compound, that were customized by BASF for the customers held by us back to BASF. However, we did not transfer the intellectual property rights of our proprietary compound. There was no such transaction during the six months ended December 31, 2005.

Index

Interest Income. During the six months ended December 31, 2006, we had $549 in interest income, a decrease of $7,045 or 93% from $7,594 for the six months ended December 31, 2005. The amounts represented interest earned on our certificate of deposits and money market account funded by the revenues and or equity financings during the periods.

Interest Expense. Interest expense for the six months ended December 31, 2006 increased $6,129 or 16% to $44,501 compared to $38,372 the six months ended December 31, 2005. This increase was due to an increase of approximately $160,000 or 13% in the average outstanding loan balance due to our Chairman of the Board, to approximately $1,430,000, compared to approximately $1,270,000 average outstanding balance for the comparable 2005 period.

Net Loss. Net loss for the six months ended December 31, 2006 was ($489,159) or ($0.02) per share compared to ($891,947) or ($0.03) per share for the six months ended December 31, 2005. This decrease is primarily attributable to an increase in revenues, a one-time payment for the transfer of the intellectual property as described above, offset by the increases in research and development expenses, general and administrative expenses, and licensing and patent expenses.

Comparison of Three Months Ended December 31, 2006 and 2005

Revenues. During the three months ended December 31, 2006 we had $841,476 of revenues, compared to $274,708 of revenues for the three months ended December 31, 2005, representing a 206% increase in our revenues. Our revenues during the three months ended December 31, 2006 consisted of $841,476, which represented our royalties from the product sales by a cosmetic and personal care division of BASF Catalysts, LLC, in connection with a master agreement we have with BASF for product development, manufacturing and distribution. Our revenues during the three months ended December 31, 2005 consisted of $274,708, which represented our royalties from the product sales and the license fee for exclusivity by a cosmetic and personal care division of BASF Catalysts, LLC.

Operating Losses. Operating losses for the three months ended December 31, 2006 decreased by 10% or $34,833 to ($306,385) for the three months ended December 31, 2006 from ($341,218) for the three months ended December 31, 2005. The decrease in operating losses was primarily due to an increase in revenue of $566,768 offset by an increase in expenses of $531,935 for the three months ended December 31, 2006. The increase in expenses was primarily due to the following: (a) an increase of $150,274 or 58% in research and development expenses; (b) an increase of $253,776 or 105% in general and administrative expenses; (c) a decrease of $2,112 or 4% in licensing and patent expenses; and (d) an increase of $127,075 or 302% in cost of revenues for those comparable prior periods, as described in more detail below.

Research and Development Expense. Research and development expense increased by $150,274 or 58% to $410,051 for the three months ended December 31, 2006, from $259,777 for the three months ended December 31, 2005. The increase in research and development expense is primarily attributable to an increase of $73,669 in share-based compensation expense as we issued stock options to our employees during the quarter ended December 31, 2006. In the previous fiscal year, we issued the stock options to our employees during the quarter ended September 30, 2006. In addition, we have two more scientists during this quarter as compared to prior period quarter, increased compensation to our head of research and development department and research team, increased research projects, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $253,776 or 105% to $496,263 for the three months period ended December 31, 2006, from $242,487 for the three months period ended December 31, 2005. This increase in our general and administrative expenses is primarily attributed to an increase of $112,640 in share-based compensation expense as we paid our directors and consultants for their services with our stock options in 2006. In prior period, we paid our directors and consultants for their services during the quarter ended September 30, 2006. In addition, we incurred approximately $137,395 in financing related expenses and personnel recruiting fees. Further, there were additional consulting expenses incurred in 2006, and increased promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above offset by a reduction in other operating expenses.

Licensing and Patent Expense. Licensing and patent expense decreased by $2,112 or 4% to $56,698 for the period ended December 31, 2006 from $58,810 for the period ended December 30, 2005. This decrease was primarily due to a better ultilization of the consulting legal patent services and legal licensing services including licensing negotiation.

Index

Interest Income. During the three months ended December 31, 2006, we had $465 in interest income, a decrease of $4,274 or 90% from $4,739 for the three months ended December 31, 2005. The amounts represented interest earned on our certificate of deposits and money market account funded by the revenues and or equity financings during the periods.

Interest Expense. Interest expense for the three months ended December 31, 2006 increased $3,068 or 16% to $22,254 compared to $19,186 the three months ended December 31, 2005. This increase was due to an increase of approximately $174,000 or 13% in the average outstanding loan balance due to our Chairman of the Board, to approximately $1,444,000, compared to approximately $1,270,000 average outstanding balance for the comparable 2005 period.

Net Loss. Net loss for the three months ended December 31, 2006 was ($328,174) or ($0.01) per share compared to ($355,665) or ($0.01) per share for the three months ended December 31, 2005. This decrease is primarily attributable to an increase in revenues offset by increases in research and development expenses, general and administrative expense, and licensing and patent expenses.

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

Total cash on hand at December 31, 2006 was $120,108 as compared with $205,042 at September 30, 2006. Further, we collected approximately $339,302 from BASF related to the outstanding receivable balance at December 31, 2006. In September 2006, we received confirmation of the SBIR Phase II grant, which we believe will provide us approximately $770,000 over the next two years. As of February 6, 2007, we received approximately $20,000 in cash as part of the SBIR grant.

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

Index

Based on our cash position at December 31, 2006, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $149,000 per month or an aggregate of approximately $1,788,000 over the next twelve (12) months, in the following areas:

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

Our current cash balance of $120,108 as of December 31, 2006, coupled with collection on accounts receivable of $339,302, and the receipt of $20,000 from SBIT grant, will satisfy our cash requirements for approximately three (3) months assuming no further receipt of revenues. However, we incurred expenses related to one-time projects of approximately $200,000 that are to be paid either by means of equity and or debt financing or cash on hand and receipt of revenues. If we are unable to satisfy these obligations by equity and or debt financing, we will be able to satisfy our cash requirements for approximately less than two (2) months assuming no further receipts.

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

As of December 31, 2006, we have a long-term note payable outstanding to our Chairman of the Board totaling $138,312 including accrued interest of $5,362 at the 8% interest rate per annum and a maturity date of October 1, 2007, which was extended to April 1, 2008. In addition, we have notes outstanding to our Chairman of the Board totaling $1,268,625. During the year ended June 30, 2005, the short-term note with our Chairman of the Board was consolidated with the long-term convertible note under the same terms. The maturity date was extended to July 1, 2006 from July 1, 2004. Subsequently, the maturity date was extended to October 1, 2007. On November 30 and December 31, 2004, a total of $1,326,087 of the long-term convertible note was converted into 3,489,703 shares of our restricted common stock. During the quarter ended December 31, 2005, we paid the accrued interest of $56,932 on our notes outstanding to our Chairman. In January and April 2006, we paid the quarterly interest payment of $19,186 and $18,769, respectively, on our notes to our Chairman. At June 30, 2006, the accrued interest on the long term note to our Chairman was $18,864. On July 1, 2006, we paid the accrued interest by issuing a note payable to our Chairman for the amount of $18,864 at the 8% interest rate per annum with a maturity date of July 1, 2007, which was extended to April 1, 2008. On October 1, 2006, we issued a long-term note payable to our Chairman for the outstanding accrued interest amount of $19,186, representing the interest on the convertible note for the quarter ended September 30, 2006, at the 8% interest rate per annum with a maturity date of January 1, 2008. In August 2006, we issued a short term note payable of $7,000 to an officer at the 8% interest rate per annum and we repaid the note payable in full in September 2006.) On January 1, 2007, we paid the accrued interest on the convertible note for the quarter ended December 31, 2006 by issuing a long-term note payable to our Chairman for the $19,090, at the 8% interest rate per annum with a maturity date of April 1, 2008.

Index

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

At December 31, 2006, we had a negative working capital of $69,478 that primarily consists of: (a) cash of $120,108; (b) accounts receivable of $339,302; (c) accounts payable of $521,183, and (d) the accrued expenses of $7,705.  At December 31, 2006, we had a stockholders’ deficit of $1,314,362, a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $19,630 for the six months ended December 31, 2006. Net cash used in investing activities was $111,906.   Net cash provided by financing activities was $67,502 of which $5,000 from the exercise of 33,334 stock options, the borrowing and repayment of $7,000 to an officer, and the issuance of a note payable of $62,502 to our Chairman.

To date, we have funded our activities principally from our revenues, our borrowings and the issuance of shares of restricted common stock including: (a) revenues of approximately $2,530,000; (b) investments from an institutional investor for net proceeds of $1,810,000 and accredited investors for net proceeds of $167,000; (c) financings from our Chairman of the Board totaling $850,000; (d) stockholder loans totaling $2,806,055 including related accrued interest, and (e) a $650,000 bridge loan from a merchant banking firm. All of these funds have been loaned with interest rates ranging from 6% to 8% per annum. The loan from the investment-banking firm was converted in November 2002 into restricted common stock at $1.00 per share.

During the six months ended December 31, 2006, we borrowed a total of approximately $67,502 through: (a) $62,502 from our Chairman as described above, and (b) $7,000 from one of the officers, which was subsequently paid in full in September 2006.

Index

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Principal Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Principal Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2006, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended December 31, 2006, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to disputes and litigation in the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2006, we issued 1,589 shares of our common stock to Ms. Sally MacKay in exchange for approximately $2,145, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $1.35 per share, for an aggregate price of approximately $2,145. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 30, 2006, we issued 1,589 shares of our common stock to Ms. Sally MacKay in exchange for approximately $1,446, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $0.91 per share, for an aggregate price of approximately $1,446. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted an option to acquire 54,615 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock to Mr. Michael R. Granito for his services as a member of the board of directors, audit, licensing and executive committees. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Granito stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted an option to acquire 50,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock to Mr. David S. Lerner for his services as a member of the board of directors, licensing and executive committees. In addition, we granted to Mr. Lerner an option to acquire 35,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Mr. Lerner, our President, as a performance bonus. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Lerner stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

On December 20, 2006, we granted an option to acquire 50,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock to Mr. Paul G. Cerjan for his services as a member of the board of directors, compensation and executive committees. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these stock options issued to Mr. Cerjan stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted an option to acquire 45,385 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock to Mr. Gerald M. Olderman for his services as a member of the board of directors, and compensation committee. In addition, we granted to Mr. Olderman an option to acquire 30,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Mr. Olderman, our Vice President of Research and Development and Commercialization, as a performance bonus. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Olderman stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted an option to acquire 54,615 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock to Mr. George E. Friel for his services as a member of the board of directors, audit, compensation and executive committees. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these stock options issued to Mr. Friel stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted an option to acquire 40,770 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock to Mr. Gregory S. Schultz for his services as a member of the board of directors. In addition, we granted to Mr. Schultz an option to acquire 40,770 shares of restricted common stock for his services as our Vice President of Laboratory and Clinical Research at an exercise price of $1.05 per share, the then current market value of our common stock. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Schultz stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted an option to acquire 100,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock to Mr. Richard F. Caffrey for his services as a member of the board of directors, audit and licensing committees. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these stock options issued to Mr. Caffrey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

On December 20, 2006, we granted an option to acquire 84,615 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock to Ms. Cheryl L. Turnbull for her services as a member of the board of directors, audit and licensing committees. We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these stock options issued to Mr. Turnbull stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted to Mr. Nam Nguyen an option to acquire 20,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Mr. Nguyen as a performance bonus in connection with Mr. Nguyen’s position as our Chief Financial Officer. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Nguyen stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted to Ms. Natasha Sorobey an option to acquire 15,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Ms. Sorobey as a performance bonus in connection with her position as our Corporate Secretary. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Ms. Sorobey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted to Mr. Christopher Batich an option to acquire 10,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Mr. Batich in connection with his position as our Consultant for Bioengineering and Material Science. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Batich stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted to Mr. Roy Carr an option to acquire 25,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Mr. Carr as a performance bonus in connection with his position as our Director of Medical Devices. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Carr stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

On December 20, 2006, we granted to Mr. William Toreki, III an option to acquire 35,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Mr. Toreki as a performance bonus in connection with his position as our laboratory Director and Senior Polymer Scientist. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Toreki stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted to Mr. Bernd Liesenfeld an option to acquire 30,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Mr. Liesenfeld as a performance bonus in connection with his position as our Senior Material Scientist. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Liesenfeld stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted to Ms. Susan Leander an option to acquire 25,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Ms. Leander as a performance bonus in connection with her position as our Material Scientist. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Ms. Leander stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted to Mr. David Moore an option to acquire 25,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Mr. Moore as a performance bonus in connection with his position as our Senior Microbiologist. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Moore stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted to Ms. Albina Mikhaylova an option to acquire 10,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Ms. Mikhaylova as a performance bonus in connection with her position as our Senior Scientist. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Ms. Mikhaylova stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 20, 2006, we granted to Ms. Jillian Vella an option to acquire 5,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Ms. Vella as a performance bonus in connection with her position as our Microbiologist. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Ms. Vella stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

On December 20, 2006, we granted to Mr. David A. Lane an option to acquire 5,000 shares of restricted common stock at an exercise price of $1.05 per share, the then current market value of our common stock. These stock options were issued to Mr. Lane as a performance bonus in connection with his position as our Lab Technician. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Lane stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 31, 2006, we granted to Mr. Nam Nguyen an option to acquire 6,450 shares of restricted common stock at an exercise price of $1.00 per share, the then average closing trading price for the month of December 2006. These stock options were issued to Mr. Nguyen as a partial payment for his services as our Chief Financial Officer for December 2006. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Nguyen stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 31, 2006, we issued 1,235 shares of our common stock to Ms. Sally MacKay in exchange for approximately $1,235, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $1.00 per share, for an aggregate price of approximately $1,235. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 31, 2006, we issued a warrant to GSP Consulting, Inc. (“GSP”) entitling GSP to acquire 8,519 shares of common stock at an exercise price ranging from $0.91 to $1.35 per share, the then-current market value of our common stock. This warrant was issued to GSP as partial payment for services rendered to us by GSP from October to December 2006. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the warrant issued to GSP stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On December 31, 2006, we issued 6,098 shares of our common stock to Mr. Dennis Everhart in exchange for approximately $7,500, which we owed to Mr. Everhart for services rendered to us. The shares granted to Mr. Everhart were valued at price of $1.23 per share, for an aggregate price of approximately $7,500. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Everhart stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	February 14, 2007	By: /s/ David S. Lerner
David S. Lerner
President and Principal Executive Officer

Date	February 14, 2007	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer