Form 10QSB
period 2007-05-15
QUICK MED TECHNOLOGIES INC
filed 2007-05-15
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes_______________ No_______________

Number of shares of common stock outstanding as of May 8, 2007: 30,430,560 index

index

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
AS OF MARCH 31, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$56,174
Accounts receivable	120,668
Total current assets	176,842

Property and equipment, net	13,490

Other assets:
Prepaid expenses	5,047
Intangible asset, net	348,887
Total other assets	353,934
Total assets	$544,266

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$639,630
Unearned revenue	65,000
Accrued expenses	8,832
Total current liabilities	713,462

License payable	160,000
Long-term liability - note payable - director	216,844
Long-term liability - convertible note payable - director	1,268,625
Total liabilities	2,358,931

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,430,560 shares issued
and outstanding	3,043
Additional paid-in capital	11,667,685
Outstanding stock options	1,811,646
Accumulated deficit	(15,297,039)
Total stockholders' deficit	(1,814,665)
Total liabilities and stockholders' deficit	$544,266

See accompanying notes to condensed financial statements.

index
QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	$143,793	$301,584	$1,451,696	$934,141

Expenses:
Cost of revenues	3,279	41,272	265,774	154,450
Research and development	310,288	258,434	1,013,639	864,440
General and administrative expenses	345,068	273,076	1,077,731	897,855
Licensing and patent expenses	65,137	58,810	256,960	184,064
Depreciation and amortization	15,703	12,744	44,980	37,253
Total expenses	739,475	644,336	2,659,084	2,138,062

Loss from operations	(595,682)	(342,752)	(1,207,388)	(1,203,921)

Other income (expense):
Interest income	325	2,313	874	9,907
Interest expense	(22,518)	(18,769)	(67,019)	(57,140)
Other income	-	-	166,500	-

Loss before income taxes	(617,875)	(359,208)	(1,107,033)	(1,251,154)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(617,875)	$(359,208)	$(1,107,033)	$(1,251,154)

Net loss per share (basic and diluted)	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted average common
shares outstanding (basic and diluted)	30,407,687	30,167,140	30,321,099	30,004,626

See accompanying notes to condensed financial statements.

index
QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, December 31, 2006	30,395,412	3,040	$11,652,110	$(14,679,164)	$ 1,709,652	$(1,314,362)

Stock options granted for services	-	-	-	-	106,794	106,794
Stock issued for services	5,148	-	4,778	-		4,778
Exercise of warrants	30,000	3	10,797		(4,800)	6,000
Net loss, March 31, 2007	-	-	-	(617,875)	-	(617,875)

Balance, March 31, 2007	30,430,560	3,043	$11,667,685	$(15,297,039)	$ 1,811,646	$(1,814,665)

See accompanying notes to condensed financial statements.

index
QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,107,033)	$(1,251,154)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	44,980	37,253
Stock granted for services	141,086	125,460
Stock-based compensation	420,820	417,021
(Increase) decrease in:
Accounts receivable	(75,666)	(40,893)
Prepaid expenses	(67)	5,830
Increase (decrease) in:
Accounts payable	420,682	3,168
Accrued interest	(16,875)	(18,977)
Other current liabilities	65,000	93,333
Net cash used in operating activities	(107,073)	(628,959)

Cash flows from investing activities:
Purchase of fixed assets	(3,102)	(8,045)
Patents	(112,686)	(7,767)
Net cash used in investing activities	(115,788)	(15,812)

Cash flows from financing activities:
Issuance of common stock for cash, net	-	113,554
Proceeds from stock option exercise	11,000	29,750
Proceeds from note payable - officer	15,500	-
Repayment of note payable - officer	(15,500)	-
Increase in notes payable - director	83,893	-
Net cash provided by financing activities	94,893	143,304

Net decrease in cash and cash equivalents	(127,968)	(501,467)
Cash and cash equivalents at beginning of period	184,142	844,309
Cash and cash equivalents at end of period	$56,174	$342,842

See accompanying notes to condensed financial statements.

index
QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (CONTINUED)
(UNAUDITED)

	2007	2006
Supplementary Information:

Cash paid for:
Interest	$-	$57,140
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock options granted for services	$420,820	$270,860

See accompanying notes to condensed financial statements.

index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of March 31, 2007 represents amounts due from Engelhard Corporation, which was subsequently acquired by BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”), and Hanesbrands Inc. It is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share are computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. The weighted-average numbers of common shares outstanding exclude common stock equivalents of 7,771,076 and 7,014,715 for the periods ended March 31, 2007 and 2006, respectively, because their inclusions would be anti-dilutive.

Revenue Recognition

The Company recognizes the revenue of its royalties from the sale of products by a cosmetic and personal care division of Engelhard Corporation, subsequently acquired by BASF Catalysts, LLC, a wholly-owned subsidiary of BASF, under the master agreement for product development, manufacturing and distribution (the “Master Agreement”). The Company also recognizes the revenue from the non-refundable exclusivity license fee derived from Engelhard Corporation under the Master Agreement and Derma Sciences Inc. on a pro rata basis over the term of the related exclusive license agreements. Further, the Company recognizes the exclusive option fee as revenue on a pro rata basis over the term of the related exclusive option agreement. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement. Revenue from the small business innovation research program is recognized based on the research work performed in accordance with the program requirements.

Unearned Revenue

The amount of unearned revenue represents the exclusive option fee and the license fee yet to be earned on a pro rata basis over the exclusive option period of the related option and license agreements.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. As of March 31, 2007, the Company’s cash levels do not exceed the federally insured limit and were maintained with a high quality institution and management is regularly monitoring its cash position. As of March 31, 2007, all of the Company’s accounts receivable is due from BASF and HanesBrands Inc. The credit risk of the receivable is considered limited given the customers credit ratings.

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

index

NOTE 2 - STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (the “Plan”) on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. On December 13, 2004, the shareholders approved the Plan and ratified the amendment to increase the total number of shares to be granted under the Plan from 3,000,000 to 4,000,000.

The Company adopted Financial Accounting Standards Board ("FASB") standard SFAS 123R, "Share-Based Payment," ("SFAS 123R") on July 1, 2005, and adopted the modified prospective approach as its implementation method to its outstanding and unvested share-based payment awards at that time. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's Common Stock on the date of grant. For the nine months ended March 31, 2007, the Company recorded costs related to this pronouncement, which include the effects of any grants made during the period, of approximately $231,798 or $0.01 per share on a basic and diluted basis.

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

The weighted average grant date fair value of options granted during the nine months ended March 31, 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

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

A summary of options as at March 31, 2007 and 2006 is shown below:

	March 31, 2007		March 31, 2006
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	2,779,834	$ 1.33	3,069,834	$ 1.73
Granted	790,770	1.05	710,000	0.80
Exercised	(33,334)	0.15	(175,000)	0.17
Expired or forfeited	(15,000)	0.80	(825,000)	2.61
Outstanding at end of period	3,522,270	$ 1.28	2,779,834	$ 1.33
Exercisable at end of period	2,811,720		2,306,501
Available for issuance at end of period	444,396		1,045,166

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

index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - STOCK OPTIONS AND WARRANTS (Continued)

Assumptions utilized to value warrants are as follows:

Risk-free interest rate	6.00%
Expected life (years)	5
Expected volatility	75% to 138%
Expected dividends	None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants as shown below:

	March 31, 2007		March 31, 2006
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	913,968	$ 0.37	718,048	0.24
Granted	26,351	1.02	178,346	0.72
Exercised	(30,000)	0.20	-	-
Expired or forfeited	-	-	-	-
Outstanding at end of period	910,319	$ 0.37	896,394	$ 0.35
Exercisable at end of period	895,736		621,394

During the nine-month period ended March 31, 2007, the Company issued 26,351 common stock warrants to consultants as part of the payment for their services. These warrants were accounted for in accordance with the provisions of SFAS 123R. These warrants are vested immediately with fair market values ranging from $0.55 per share to $1.25 per share and the total cost of approximately $20,000.

During the quarter ended March 31, 2007, 30,000 warrants were exercised at $0.20 per share or an aggregate price of approximately $6,000.

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

index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)(Continued)

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

In January, February and March 2007, the Company issued 5,148 shares of restricted common stock for payment of services provided by a consultant.

In February 2007, the Company issued 30,000 shares of common stock for an aggregate exercise price of $6,000 or $0.20 per share resulting from the exercise of a warrant.

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

During the quarter ended March 31, 2007, the Company issued short-term notes totaling $8,500 to an officer of the Company, which were fully repaid by March 31, 2007.

For the period ended March 31, 2007, the Company paid the accrued interest on the convertible note of $18,769 by issuing a note payable for the interest amount to the Chairman. The note payable bears an 8% interest rate per annum and a maturity date of July 1, 2008.

NOTE 5 - SUBSEQUENT EVENTS

In April 2007, the Department of Defense (“DoD”) awarded the Company a $1 million contract for the research on the “Development of Illomastat for Treatment of Sulfur Mustard Injuries to Eye and Skin.” The award is provided under the DoD Appropriation Act for Fiscal 2006 passed by the Congress and signed by the President. The contract term is for one year effective April 23, 2007 and the contract amount is approximately $880,000, net of overhead charged by the USA Medical Research Acquisition Activity, an agency of the DoD.

In April 2007, the Chairman paid approximately $200,000 of the Company’s outstanding payables as part of a financing arrangement, of which the terms are to be determined and negotiated.

In May 2007, the Company issued 100,000 shares of restricted common stock for an aggregate price of $79,000 or $0.79 per share in cash.

index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2006. The terms “Quick-Med”, "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (f) there is no assurance that our technologies or products will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore, should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our prior debt and equity financings, however, there are no assurances that these revenues and financings will be sufficient to ensure our future financial performance; (i) we have substantial debt obligations due to our Chairman of the Board, who has funded our operations, debt obligations that are secured by our assets and revenues and are senior obligations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; and (k) other risk factors discussed in our annual report for the fiscal year ended June 30, 2006 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

We are a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. Our two core technologies under development are: (1) MultiStat™, a family of advanced patented methods and compounds shown to be effective in skin therapy applications; and (2) Novel Intrinsically MicroBonded Utility Substrate (NIMBUS™), a family of advanced polymers bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications. Currently, MultiStat™ is being sold as an anti-aging ingredient in a cosmetic product line. MultiStat™ is also being employed in a drug product line as a post-injury treatment for mustard gas exposure, with the initial product currently at a developmental state of development in partnership with the U.S. Army. Our NIMBUS™ technology has initially been targeted at being incorporated in (a) medical devices, including advanced wound dressing products, and (b) several enhanced consumer products, including odor-controlled products (e.g. apparel or hygiene), and antibacterial related products. In each instance, we intend to form joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize such products.

We specialize in the research and development of biomedical products and devices for antimicrobial applications. We conduct research efforts or collaborate with third parties as necessary to develop products and administer the patent process. We do not expect to produce nor directly market our products. Instead, we intend to partner with clients for those activities or contract with third parties.

Our business strategy is to further develop and execute commercialization strategies for each of our broad technologies. We will seek to generate revenue through four sources:

(1)	Licenses of proprietary technology to industry partners;
(2)	Research and Development contracts with government agencies;
(3)	Sales of product (compounds); and
(4)	Research and development support agreements.

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

Recent Developments

Effective April 23, 2007, we were awarded a $1 million military contract for research on the “Development of Ilomastat for Treatment of Sulfur Mustard Injuries to Eye and Skin.” The award was provided under the Department of Defense (“DoD”) Appropriation Act for Fiscal 2006 and was issued by USAMRAA, an agency of the DoD. The term of the contract is for one year from the effective date and the total amount of the contract, net of the overhead charged by USAMRAA, is approximately $880,000.

Uncertainties and Trends

Our revenues are dependent now and in the future upon the following factors:

• Acceptance of our technologies or future technologies in the marketplace by prospective licensees;
•	Our licensees’ abilities to develop our technologies and market and distribute products incorporating such technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our services to medical health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products; and
•	Our ability to obtain regulatory approval of our future products.

Uncertainties or trends that may affect our business also include the possibility that known or unknown competitors may develop products with similar applications to our proposed products, which may prove to be superior in performance and/or price to our products.

Capital Expenditures and Requirements

From 2000 to 2007, we have spent approximately $510,000 on the acquisition of patents and exclusive license agreements. We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobeiny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobeny with our common stock and cash for the exclusive license of the Ilomastat technology invented by them.

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

index

Results of Operations

Comparison of Nine Months Ended March 31, 2007 and 2006

Revenues. During the nine months ended March 31, 2007 we had $1,451,696 of revenues, compared to $934,141 of revenues for the nine months ended March 31, 2006, representing a 55% increase in our revenues. Our revenues during the nine months ended March 31, 2007 consisted of: (a) $1,323,426, which represented our royalties from the product sales by a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”), in connection with a master agreement we have with BASF for product development, manufacturing and distribution (the “Master Agreement”); (b) $98,270 which represented the earned portion of the exclusive option fee, and the research and development fee from Hanesbrands Inc. (“HBI”); and (c) $30,000, which represented the revenue earned from the small business innovation research program.

Our revenues during the nine months ended March 31, 2006 consisted of: (a) $884,974, which represented our royalties from the product sales and the license fee for exclusivity by a cosmetic and personal care division of Engelhard Corporation (“Engelhard”), in connection with a master agreement we have with Engelhard for product development, manufacturing and distribution;  (b) $2,500 which represented a pro rata share of the fees related to a research agreement unrelated to our core technologies, which was completed in July 2005; and (c) $46,667, which represented the revenue earned from the small business innovation research program.

In August 2006, we finalized a certain Letter of Intent (“LOI”) with BASF to amend the Master Agreement to grant BASF an exclusive license to develop and market our Ilomastat product for the field of over-the-counter anti-aging cosmetics and nonexclusive license for the field of over-the-counter acne treatments and skin moisturizers in the cosmetics market. In consideration for this license, as amended, we receive certain minimum royalty payments through the LOI effective period of August 1, 2007. We are currently negotiating with BASF to complete a successor license agreement.

Operating Losses. Operating losses for the nine months ended March 31, 2007 increased by 0.3% or $3,467 to ($1,207,388) for the nine months ended March 31, 2007 from ($1,203,921) for the nine months ended March 31, 2006. The slight increase in operating losses was primarily due to an increase in revenues of $517,555 offset by a slightly higher increase in expenses of $521,022 for the nine months ended March 31, 2007. The increase in expenses was primarily due to the following: (a) an increase of $149,199 or 17% in research and development expenses; (b) an increase of $179,876 or 20% in general and administrative expenses; (c) an increase $72,896 of 40% in licensing and patent expenses; and (d) an increase of $111,324 or 72% in cost of revenues to the amount in the comparable prior period, as described in more detail below.

Research and Development Expense. Research and development expense increased by $149,199 or 17% to $1,013,639 for the nine months ended March 31, 2007, from $864,440 for the nine months ended March 31, 2006. The increase in research and development expense is primarily attributable to an addition of two (2) scientists, increased compensation to our head of research and development department and research team, increased research projects, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $179,876 or 20% to $1,077,731 for the nine months ended March 31, 2007, from $897,855 for the nine months ended March 31, 2006. This increase in our general and administrative expenses is primarily attributed to an increase of $217,534 in financing related expenses, and personnel recruiting fees. Further, there were additional consulting expenses incurred in 2007, increased promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above offset by a reduction in other operating expenses.

Licensing and Patent Expense. Licensing and patent expense increased by $72,896 or 40% to $256,960 for the nine months ended March 31, 2007 from $184,064 for the nine months ended March 31, 2006. This increase was primarily due to increased utilization of the consulting legal patent services, and legal licensing services including licensing negotiation.

Other Income. During the nine months ended March 31, 2007, we had $166,500 in other income, which represented a payment from a cosmetic and personal care division of BASF Catalysts, LLC, for the transfer of all right, title and interest of the formulations utilized our proprietary compound, that were customized by BASF for the customers held by us back to BASF. However, we did not transfer the intellectual property rights of our proprietary compound. There was no such transaction during the nine months ended March 31, 2006.

index

Interest Income. During the nine months ended March 31, 2007, we had $874 in interest income, a decrease of $9,033 or 91% from $9,907 for the nine months ended March 31, 2006. The amounts represented interest earned on our certificate of deposits and money market account funded by the revenues and or equity financings during the periods.

Interest Expense. Interest expense for the nine months ended March 31, 2007 increased $9,879 or 17% to $67,019 compared to $57,140 the nine months ended March 31, 2006. This increase was due to an increase of approximately $160,000 or 13% in the average outstanding loan balance due to our Chairman of the Board, to approximately $1,430,000, compared to approximately $1,270,000 average outstanding balance for the comparable 2006 period.

Net Loss. Net loss for the nine months ended March 31, 2007 was ($1,107,033) or ($0.04) per share compared to ($1,251,154) or ($0.04) per share for the nine months ended March 31, 2006. This decrease is primarily attributable to an increase in revenues, a one-time payment for the transfer of the intellectual property as described above, offset by the increases in research and development expenses, general and administrative expenses, and licensing and patent expenses.

Comparison of Three Months Ended March 31, 2007 and 2006

Revenues. During the three months ended March 31, 2007 we had $143,793 of revenues, compared to $301,584 of revenues for the three months ended March 31, 2006, representing a 52% decrease in our revenues. Our revenues during the three months ended March 31, 2007 consisted of: (a) $15,523, which represented our royalties from the product sales by a cosmetic and personal care division of BASF Catalysts, LLC, in connection with a master agreement we have with BASF for product development, manufacturing and distribution; (b) $98,270 which represented the earned portion of the exclusive option fee, and the research and development fee from Hanesbrands Inc. (“HBI”); and (c) $30,000, which represented the revenue earned from the small business innovation research program . Our revenues during the three months ended March 31, 2006 consisted of: (a) $254,917, which represented our royalties from the product sales and the license fee for exclusivity by a cosmetic and personal care division of BASF Catalysts, LLC: and (b) $46,667, which represented the revenue earned from the small business innovation research program.

Operating Losses. Operating losses for the three months ended March 31, 2007 increased by 74% or $252,930 to ($595,682) for the three months ended March 31, 2007 from ($342,752) for the three months ended March 31, 2006. The increase in operating losses was primarily due to a decrease in revenue of $157,791 coupled with an increase in expenses of $95,139 for the three months ended March 31, 2007. The increase in expenses was primarily due to the following: (a) an increase of $51,854 or 20% in research and development expenses; (b) an increase of $71,992 or 26% in general and administrative expenses; (c) an increase of $6,327 or 11% in licensing and patent expenses; and (d) a decrease of $37,993 or 92% in cost of revenues to those comparable prior period, as described in more detail below.

Research and Development Expense. Research and development expense increased by $51,854 or 20% to $310,288 for the three months ended March 31, 2007, from $258,434 for the three months ended March 31, 2006. The increase in research and development expense is primarily attributable to the increased payroll from the addition of two (2) more scientists during the last quarter as compared to none prior period quarter, increased compensation to our head of research and development department and the research team, increased research projects, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $71,992 or 26% to $345,068 for the three months ended March 31, 2007, from $273,076 for the three months ended March 31, 2006. This increase in our general and administrative expenses is primarily attributed to an increase of $80,139 in financing related expenses, and personnel recruiting fees. Further, there were additional consulting expenses incurred in 2007, and increased promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above offset by a reduction in other operating expenses.

Licensing and Patent Expense. Licensing and patent expense increased by $6,327 or 11% to $65,137 for the three months ended March 31, 2007 from $58,810 for the three months ended March 31, 2006. This increase was primarily due to an increase utilization of the legal licensing services including licensing negotiation.

index

Interest Income. During the three months ended March 31, 2007, we had $325 in interest income, a decrease of $1,988 or 86% from $2,313 for the three months ended March 31, 2006. The amounts represented interest earned on our certificate of deposits and money market account funded by the revenues and or equity financings during the periods.

Interest Expense. Interest expense for the three months ended March 31, 2007 increased $3,749 or 20% to $22,518 compared to $18,769 the three months ended March 31, 2006. This increase was due to an increase of approximately $215,000 or 17% in the average outstanding loan balance due to our Chairman of the Board, to approximately $1,485,000, compared to approximately $1,270,000 average outstanding balance for the comparable 2006 period.

Net Loss. Net loss for the three months ended March 31, 2007 was ($617,875) or ($0.02) per share compared to ($359,203) or ($0.01) per share for the three months ended March 31, 2006. This increase is primarily attributable to a decrease in revenues coupled with increases in research and development expenses, general and administrative expense, and licensing and patent expenses.

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

Total cash on hand at March 31, 2007 was $56,174 as compared with $120,108 at December 31, 2006. Further, we collected approximately $52,000 of the $120,668 in outstanding receivable balance at March 31, 2007 and the remainder is due within a short period of time. As of May 8, 2007, we received approximately $30,000 in cash as part of the SBIR grant to date. On May 15, 2007, we received approximately $79,000 in cash from the sale of our restricted common stock to third parties. Our Chairman has committed additional funding of up to $300,000 in a bridge financing arrangement, of which the terms are to be negotiated and determined. Our Chairman has funded us with approximately $3,400,000 in equity and convertible notes to date.

In September 2006, we received confirmation of the SBIR Phase II grant, which we believe will provide us approximately $770,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses. Effective April 23, 2007, we were awarded a twelve month military contract of approximately $880,000, net of overhead charged by USAMRAA. The expected cash outflows during the term of this military award will be approximately $574,000 for scientific experiments and other direct expenses. In addition, our current joint development and exclusive option agreement and license agreements with our clients provide for minimum contractual payments to us of approximately $187,000 between the three months to nine months period, while the related cash outflows will be approximately $10,000 during the same period. While we expect to receive royalties in the next twelve to twenty four months from these agreements subject to certain contractual terms, we need cash in order to maintain and grow our businesses. See the below section for further discussion of our cash requirements and related strategies to meet these needs.

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

index

In February 2007, we issued 30,000 shares of common stock for an aggregate exercise price of $6,000 in cash from an exercise of a warrant by an officer.

In May 2007, we issued 100,000 shares of restricted common stock for an aggregate purchase price of $79,000 in cash.

Based on our cash position at March 31, 2007, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $149,000 per month or an aggregate of approximately $1,788,000 over the next twelve (12) months, in the following areas:

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

Our current cash balance of $56,174 as of March 31, 2007, coupled with collection on accounts receivable of approximately $52,000, the remainder of $68,000 receivable from Hanesbrands Inc., and the $79,000 cash from the sale of our restricted common stock in May 2007. Our Chairman has committed additional funding of up to $300,000 in a bridge financing arrangement, of which the terms are to be negotiated and determined. Our Chairman has funded us with approximately $3,400,000 in equity and convertible notes to date. The available cash and funding resources will satisfy our cash requirements for approximately more than (3) months assuming no further receipt of revenues. However, we incurred expenses related to one-time projects of approximately $217,000 that are to be paid either by means of equity and or debt financing or cash on hand and receipt of revenues. Approximately $143,000 of these obligations was paid in April 2007 by the Chairman on our behalf as part of a financing arrangement, of which the terms are to be negotiated and determined. If we are unable to satisfy the remainder of these obligations by equity and or debt financing, we will be unable to satisfy our cash requirements beyond approximately three (3) months assuming no further receipts of revenues.

We are intending to raise additional cash by means of equity and or debt financing. Additionally, we are implementing a cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. There are no assurances that any planned equity offering and/or debt financing will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.

As of March 31, 2007, we have a long-term note payable outstanding to our Chairman of the Board totaling $140,934 including accrued interest of $7,985 at the 8% interest rate per annum and a maturity date of October 1, 2007, which was extended to April 1, 2008. In addition, we have notes outstanding to our Chairman of the Board totaling $1,268,625. During the year ended June 30, 2005, the short-term note with our Chairman of the Board was consolidated with the long-term convertible note under the same terms. The maturity date was extended to July 1, 2006 from July 1, 2004. Subsequently, the maturity date was extended to October 1, 2007. On November 30 and December 31, 2004, a total of $1,326,087 of the long-term convertible note was converted into 3,489,703 shares of our restricted common stock. During the quarter ended December 31, 2005, we paid the accrued interest of $56,932 on our notes outstanding to our Chairman. In January and April 2006, we paid the quarterly interest payment of $19,186 and $18,769, respectively, on our notes to our Chairman. At June 30, 2006, the accrued interest on the long term note to our Chairman was $18,864. On July 1, 2006, we paid the accrued interest by issuing a note payable to our Chairman for the amount of $18,864 at the 8% interest rate per annum with a maturity date of July 1, 2007, which was extended to April 1, 2008. On October 1, 2006, we issued a long-term note payable to our Chairman for the outstanding accrued interest amount of $19,186, representing the interest on the convertible note for the quarter ended September 30, 2006, at the 8% interest rate per annum with a maturity date of January 1, 2008. In August 2006, we issued a short term note payable of $7,000 to an officer at the 8% interest rate per annum and we repaid the note payable in full in September 2006. On January 1, 2007, we paid the accrued interest on the convertible note for the quarter ended December 31, 2006 by issuing a long-term note payable to our Chairman for the $19,090, at the 8% interest rate per annum with a maturity date of April 1, 2008. During January 2007, we borrowed a total of $8,500 from an officer with short-term notes at 8% per annum and the notes were repaid in full in February 2007. On April 1, 2007, we paid the accrued interest on the convertible note for the quarter ended March 31, 2007 by issuing a long-term note payable to our Chairman for the $18,769, at the 8% interest rate per annum with a maturity date of July 1, 2008. In April 2007, the Chairman paid approximately $200,000 of our payables on our behalf, of which $143,000 payments were related to the one-time projects mentioned above. These payments are part of a financing arrangement, of which the terms are to be negotiated and determined.

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

At March 31, 2007, we had a negative working capital of $536,620 that primarily consists of: (a) cash of $56,174; (b) accounts receivable of $120,668; (c) accounts payable of $639,630, (d) accrued expenses of $8,832, and (e) unearned revenue of $65,000.  At March 31, 2007, we had a stockholders’ deficit of $1,814,665, a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions. In April 2007, the Chairman paid approximately $200,000 of our payables on our behalf, of which $143,000 payments were related to the one-time projects mentioned above. These payments are part of a financing arrangement, of which the terms are to be negotiated and determined. In addition, our Chairman has committed additional funding of up to $300,000 in a bridge financing arrangement, of which the terms are to be negotiated and determined. Our Chairman has funded us with approximately $3,400,000 in equity and convertible notes to date.

Cash used in operating activities was $107,073 for the nine months ended March 31, 2007. Net cash used in investing activities was $115,788.   Net cash provided by financing activities was $94,893 of which $11,000 from the exercises of 63,334 stock options and warrants, the borrowings and repayments of $15,500 to an officer, and the issuance of a note payable of $83,893 to our Chairman.

To date, we have funded our activities principally from our revenues, our borrowings and the issuance of shares of restricted common stock including: (a) revenues of approximately $2,720,000; (b) investments from an institutional investor for net proceeds of $1,810,000 and accredited investors for net proceeds of $167,000; (c) financings from our Chairman of the Board totaling $850,000; (d) stockholder loans totaling $2,828,573 including related accrued interest, and (e) a $650,000 bridge loan from a merchant banking firm. All of these funds have been loaned with interest rates ranging from 6% to 8% per annum. The loan from the investment-banking firm was converted in November 2002 into restricted common stock at $1.00 per share.

During the nine months ended March 31, 2007, we borrowed a total of approximately $94,893 through: (a) $83,893 from our Chairman as described above, and (b) $15,500 from one of the officers, which was subsequently paid in full by February 2007.

index

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Principal Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Principal Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended March 31, 2007, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

index

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to disputes and litigation in the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2007, we issued 1,656 shares of our common stock to Ms. Sally MacKay in exchange for approximately $1,755, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $1.06 per share, for an aggregate price of approximately $1,755. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 28, 2007, we issued 1,351 shares of our common stock to Ms. Sally MacKay in exchange for approximately $1,203, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $0.89 per share, for an aggregate price of approximately $1,203. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 31, 2007, we issued 2,141 shares of our common stock to Ms. Sally MacKay in exchange for approximately $1,820, which we owed to Ms. MacKay for services rendered to us. The shares granted to Ms. MacKay were valued at price of $0.85 per share, for an aggregate price of approximately $1,820. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 31, 2007, we issued a warrant to GSP Consulting, Inc. (“GSP”) entitling GSP to acquire 9,730 shares of common stock at an exercise price ranging from $0.85 to $1.06 per share, the then-current market value of our common stock. This warrant was issued to GSP as partial payment for services rendered to us by GSP from January to March 2007. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the warrant issued to GSP stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 14, 2007, we sold 50,000 shares of common stock to Richard Eiferman Trust for a price of $0.79 per share or in aggregate of $39,500 in cash. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing these securities issued to Richard Eiferman Trust stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 14, 2007, we sold 50,000 shares of common stock to Mr. Richard Eiferman for a price of $0.79 per share or in aggregate of $39,500 in cash. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Eiferman stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

index

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	May 15, 2007	By: /s/ David S. Lerner
David S. Lerner
President and Principal Executive Officer

Date	May 15, 2007	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer