Form 10KSB
period 2007-06-30
QUICK MED TECHNOLOGIES INC
filed 2007-09-28
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
________________

For the fiscal year ended June 30, 2007     Commission file number 000-27545

QUICK-MED TECHNOLOGIES, INC.
----------------------------------------------
(Name of registrant as specified in its charter)

Nevada  65-0797243
(State or Other Jurisdiction of organization)  (IRS Employer Identification Number)

3427 SW 42nd Way
Gainesville, Florida 32608
(888) 835-2211
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/ or any further amendment to this Form 10-KSB. [ ]

The registrant’s revenues for its most recent fiscal year were $1,952,758.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of September 21, 2007 (based upon the closing price of $0.71 per share on September 21, 2007) was $1,874,722.

As at September 21, 2007 there were 30,608,624 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

QUICK-MED TECHNOLOGIES, INC.

ANNUAL REPORT
ON FORM 10-KSB
For the Year Ended June 30, 2007

INDEX

Page
PART I

PART II

PART III

Signatures	…………………………............................................................................................……	40

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Corporate History

We were incorporated in the State of Nevada on April 21, 1997 in the name of Above Average Investments, Ltd. to engage in any lawful corporate purpose. Other than issuing shares to its stockholders, Above Average Investments, Ltd. never commenced operations. In September 2000, Above Average Investments, Ltd. became a public reporting Company 60 days following the voluntary filing of its Form 10-SB Registration Statement with the Securities and Exchange Commission. In March 2001, we acquired all of Quick-Med Technology, Inc.'s issued and outstanding shares of capital stock in exchange for 10,260,000 shares of our common stock. Upon completion of the merger in February 2002, our name was changed to Quick-Med Technologies, Inc.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at 3427 SW 42nd Way, Gainesville, Florida 32608. Our telephone number is (888) 835-2211.

Business Development

We are a life sciences company that is developing proprietary technologies for the medical and consumer healthcare markets. Our two core technologies under development are:

NIMBUS® (“NIMBUS”), a family of polymers that are bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications, such as wound dressings and apparel. We are seeking to use our NIMBUS technology in: (a) advanced wound care products and other medical devices; and (b) consumer products, including apparel and personal care. We believe that the size and growth characteristics of the antimicrobial market represent an attractive opportunity for the NIMBUS technology. Additionally, we believe there are no competing technologies on the market today that offer the unique combination of safety, efficacy and cost-effectiveness offered by NIMBUS. We have developed “proofs-of-principle” in several applications and are seeking to move these products to the commercialization stage. On September 18, 2006 we received a Phase II SBIR grant for continued work on an advanced wound dressing using the NIMBUS technology. In April, 2007, we entered into a license agreement with Derma Sciences Inc. for NIMBUS treatment of select substrates used in traditional wound care.

MultiStatTM (“MutltiStat”), a family of patented matrix metalloproteinase inhibitors (“MMPIs”) that we believe to have significant benefit in the maintenance, healing and repair of skin and eyes. Independent laboratories as well as our research show that MultiStat is effective in medical (wound care) and consumer (cosmetic) applications. MultiStat is currently being sold as a performance ingredient to several cosmetics companies via an agreement with BASF Corporation, which is currently being renegotiated. MultiStat is also being evaluated as a post-injury treatment for mustard gas exposure, with the initial product currently being developed under a Cooperative Research and Development Agreement (CRADA) with the U.S. Army Medical Research Institute for Chemical Defense.

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

NIMBUS®

NIMBUS refers to “Novel Intrinsically MicroBonded Utility Substrate” - a family of patents, techniques, and other intellectual property in which polymer chemistry is used to permanently bond biologically active molecules onto substrates. NIMBUS is produced by bonding a selection of polyquaternaries to various materials and can take many forms including: cellulosics, synthetics, microspheres, sprayable suspensions, superabsorbent polymers, powders, derivatized mineral particles, and others. We seek to use low-cost processes by which typically inexpensive chemicals can be permanently bonded to create added value to end products.

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

•
The raw materials cost of NIMBUS is more economical than many other active ingredients, such as silver or PHMB (polyhexamethylene biguanide), used in healthcare today. Additionally, in wound care materials and other roll goods-based substrates, NIMBUS requires no more than standard textile or paper finishing equipment.

•
The most deeply studied potential commercial application of NIMBUS is in medical devices where permanent bonding to various substrates can be performed using broadband microbicides that are highly effective, as verified by independent laboratories. In certain proto-type wound dressings, NIMBUS begins to eradicate bacteria immediately and is effective for seven days or more. Tested in a typical potential commercial application, NIMBUS killed 99.9999% of the bacteria or other microbes present in the environment.

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

•
While lethal to most bacteria, studies performed by us and third party laboratories show that NIMBUS is not harmful to human cells. Independent laboratory tests have shown that NIMBUS is non-toxic, non-sensitizing and non-irritating to humans, using standard ISO or ASTM test methodologies.

•
The NIMBUS technology permanently bonds the active agent to the substrate. This attribute is a source of differentiation from many competing technologies and gives NIMBUS potential advantages, including lower cost and the possible use in devices such as contact lenses, wound dressings, incontinence products, or disposable gloves where leaching chemicals into the body may pose unacceptable medical risk.

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

Substrate	Medical	Consumer Healthcare
Cotton and cotton blends, including cotton, cotton-rayon blends, cotton-PET blends, cellulosic materials	Wound dressings * Hospital gowns * Hospital bedding * Antimicrobial wipes	Feminine protection Adult incontinence Diapers Wipes Underwear
Synthetics including polyurethane, polypropylene, PE, PET, nylon, polycarbonates, silicones	Wound tapes/films * Wound dressings * Sutures * Catheters *	Contact lenses/cases * Toothbrushes Mattresses
Water/Oil-based Formulations	Hand sanitizers Skin care products Wound care gels *	Hand sanitizers Contact lens solution * Skin care products

* denotes a medical device application that may require regulatory approval

We are initially focusing our NIMBUS technology on the following industries:

•
Wound Dressings and other Medical Devices: Potential wound care products under development that use the NIMBUS technology have undergone proof-of-concept testing to demonstrate their desired characteristics, such as bacterial resistance or the ability to control bleeding.

•
Apparel: Apparel products being developed that use the NIMBUS technology have undergone proof-of-concept testing to demonstrate desired characteristics such as resistance to odor causing bacteria and discoloration.

Effective February 1, 2007, we and HBI entered into a Development and Exclusive Option Agreement (the “Agreement”). Under the Agreement, we granted to HBI an exclusive option (the “Option”) for a period of six months (“Option Period”) to obtain an exclusive license to our technology relating to certain products produced by HBI (the “License Agreement”). In consideration for the Option, HBI is obligated to pay the Company $45,000 every three month period during the Option Period. During the Option Period, HBI will run and complete certain studies, and upon the conclusion of these studies, HBI will provide us with notice of the final decision with respect to entering into the License Agreement. In September 2007, we were informed that HBI decided, for internal reasons unrelated to our technology, not to complete these studies and we and HBI mutually agreed not to extend the Option Period.

MutiStat™

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

There are natural or synthetic compounds that safely inhibit MMP overproduction in the skin (MMP-inhibitors, or “MMPIs”). These MMPIs can be topically applied to mitigate the effects of triggering mechanisms. The bioscience of MMPI research includes the identification of safe compounds that individually or in combination yield a specific beneficial outcome. MultiStat represents our portfolio of patented compounds and techniques relating to MMP inhibition. MultiStat’s array of uses has been documented in a series of clinical findings by our scientists, third-party scientific laboratories, and in works published by other academic researchers.

Pharmaceutical Applications

Scientific studies have shown that MMP activity plays a major role in the deterioration of human tissue when exposed to chemical agents such as mustard gas. Ilomastat, a member of the MultiStat family of patented compounds and techniques relating to MMP-inhibition, has been demonstrated to be safe and highly effective in treating mustard gas exposures based on efficacy studies conducted in Israel and the Netherlands by third-party scientific laboratories. We are seeking to develop Ilomastat as a post-injury agent for mustard gas exposure.

In November 2000, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Army Medical Research Institute for Chemical Defense at Edgewood, Maryland, to develop a post-injury agent for mustard gas exposures to the eye and skin.

Other potential pharmaceutical applications for Ilomastat include psoriasis, acne and chronic wounds.

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

On August 2, 2006, we restructured our agreement with Engelhard Long Island, Inc. (“Engelhard”), a wholly-owned subsidiary of BASF Catalysts LLC, with a Fourth Amendment to that certain Letter of Intent (“LOI”) dated February 1, 2006 and effective through April 28, 2006. The Fourth Amendment, effective as of June 30, 2006, extended the effective period of the LOI to August 1, 2007. The LOI amends certain terms included in the distribution agreement, in which we granted to Engelhard an exclusive license to develop and market our Ilomastat product (the “Licensed Product”) for the field of over-the-counter anti-aging cosmetics and a nonexclusive license for the field of over-the-counter acne treatments and skin moisturizers in the cosmetics market. In consideration for this license, as amended by the LOI, we received monthly royalty payments based on a percentage of the net revenue Engelhard receives from sales of the Licensed Product but no less than annual minimum royalty payments equal to $1,140,000 for the first two years, assuming the LOI is not terminated during such period. In addition, we transferred all right, title and interest to the Engelhard intellectual property developed under the agreement held by us back to Engelhard in exchange for one lump payment of $166,500.

We are currently in negotiation with BASF Corporation for a successor licensing agreement, should we be unable to complete a licensing agreement, our results of operations and financial condition would be materially affected.

Competition

The research and development pertaining to our technologies, which underlie our MMP-inhibitor (MultiStat™), microbicide (NIMBUS) and potential future products, is extremely competitive and is characterized by rapid technological change. Many of our competitors have substantially greater financial, scientific, and human resources, and greater research and product development capabilities. In addition, many of our competitors have greater experience in marketing such technologies and products and greater potential to develop revenue streams. As a result, our competitors may be able to develop and expand their competing product offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, devote greater resources to marketing and sales of their products and adopt more aggressive pricing policies than we can.

Our competitors include any company that is involved in the development of active ingredients or catalyst molecules focused on our end markets. These may include for-profit companies as well as university, government or sponsored research organizations.

Specific examples of competition to our NIMBUS microbicidal technology and potential future products using that technology, include products utilizing fibers embedded with silver and/or copper ions to induce anti-bacterial and/or anti-fungal capabilities, or other microbicidal technologies. Competing companies developing or offering such products include:

•	Nucryst Pharmaceuticals Inc.;
•	Microban International, Ltd.; and
•	Aegis Environments

We will attempt to overcome the competitive advantages of our competitors by entering into co-development agreements with industry leaders in the potential markets with exclusivity clauses for future license agreements.

Intellectual Property: Patents, and Exclusive Patent Licenses

Our strategy is to research and obtain original patents or, to the extent reasonably available, to license exclusive composition and relevant use patents related to its core technology. We believe that a comparatively strong intellectual property position can be a source of differentiation from competing products.

NIMBUS technology is covered by one issued U.S. patent, six issued foreign patents (Australia, China, Russia, Indonesia, Korea and Mexico), one allowed foreign patent (Canada) and eight pending U.S. patents, as well as a number of international patent applications filed under the Patent Cooperation Treaty (PCT), a treaty that covers 125 countries and a number of foreign patent applications.

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

Issued and Pending - U.S. & Foreign Patents

We have filed or own joint rights to patent applications for:

U.S. ISSUED PATENTS

Number	Issued Date	Expiry Date	Description
5,183,900	February 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,189,178	February 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,239,078	August 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,270,326	December 1993	November 21, 2007 (November 21, 2010)	Treatment of Tissue Ulceration
5,773,438	June 1998	June 30, 2015	Synthetic Matrix Metalloprotease Inhibitors (MMPIs) and Use Thereof
5,892,112	April 1999	April 6, 2016	Process for Preparing Synthetic Matrix Metalloprotease Inhibitors (MMPIs)
6,713,074	March 2004	June 29, 2021	Cosmetic Composition and Method
7,045,673 B1	May 16, 2006	December 8, 2019	Instrinsically Bactericidal Absorbent Dressing and Method of Fabrication

The above table includes patents, which are jointly owned by us and an arm of The University of Florida, as well as patents that are licensed to us by Drs. Galardy and Grobelny. Maintenance of patent protection through the expiration date is contingent upon payment of fees at certain intervals.

INTERNATIONAL ISSUED PATENTS

Number	Country(ies)	Expiry Date(2)
EPO 558681(1)	Europe (Germany, Spain, France, Great Britain, Italy)	November 21, 2011
EPO 558648(1)	Europe (Germany, France, Great Britain, Italy)	November 21, 2011
1971367	Japan	November 21, 2011
652016 773532	Australia Australia	November 21, 2011 December 8, 2019
004160	Russia	December 8, 2019
2096223 99814229.8 10-0689020 248078 2353436	Canada China Korea Mexico Canada (allowed, not yet granted)	November 21, 2011 December 8, 2019 December 8, 2019 December 8, 2019 December 8, 2019.
WOO 2001 01469	Indonesia	December 8, 2019

Notes:
(1)	Issued by the European Patent Office. Registered in Germany, France, Great Britain, and Italy.
(2)	Maintenance of patent protection through the expiration date is contingent upon payment of yearly fees.

PENDING PATENT APPLICATIONS - UNITED STATES

Absorbent Materials Covalently Bonded, Non-Leachable Polymeric Antimicrobial Surfaces and Methods for Preparation.

ཙ	Cosmetic Composition and Method

ཙ    Composition and Method for Minimizing or Avoiding The Adverse Effects of Vesicants

ཙ	Improved Antifungal Gypsum Board

ཙ	Silicates and Other Oxides with Bonded Antimicrobials Polymers

ཙ	Controlled Release of Biologically Active Substances From Select Substrates

ཙ	Method of Attaching an Antimicrobial Compound to the Surface of a Substrate

ཙ	Disinfectant with Quaternary Ammonium Polymer and Copolymers*

ཙ	Non-Leaching Absorbent Wound Dressing *

*Note: United States filing imputed from designation in International Patent Application filed under the Patent Cooperation Treaty.

PENDING PATENT APPLICATIONS - INTERNATIONAL

ཙ	Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication

ཙ	Absorbent Materials Covalently-Bonded, Non-Leachable Polymeric Antimicrobial Surfaces and Methods for Preparation.

ཙ	Cosmetic Composition and Method

ཙ	Composition and Method for Minimizing or Avoiding the Adverse Effects of Vesicants

ཙ	Materials and Methods for Treating Lumber and Wood

ཙ
Synthetic Matrix Metalloprotease Inhibitors and Uses Thereof

Method of Attaching an Antimicrobial Compound to the Surface of a Substrate. *

Disinfectant with Quaternary Ammonium Polymer sand Copolymers*

Non-Leaching Absorbent Wound Dressing *

*International filings imputed from designations in the International Patent Application filed under the Patent Cooperation Treaty.

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

Patent Related Agreements

University of Florida

On December 3, 2002, we entered into a licensing agreement with University of Florida that will give us exclusive worldwide rights for the manufacturing, marketing, and distribution of our NIMBUS and topical Ilomastat technologies. The license, which covers both awarded patents and patent applications, builds on intellectual property already owned by us, that includes, non-exclusive rights to these same technologies or other rights obtained through prior agreements. The agreement was amended to extend the date of the commercialization of products to the retail customer for the group of licensed patents to December 31, 2010, unless the delay is caused by governmental regulatory agency, including but not limited to the Food and Drug Administration, in which case we shall be afforded the opportunity to toll the December 31, 2010 date for a period equal to the period during which such regulatory review is diligently prosecuted by us.

We have executed a license agreement with University of Florida at Gainesville, DermaCo, Inc., Dr. R. Galardy and Dr. D. Grobelny to practice certain rights under patents relating to a family of MMPIs. We are using these rights to develop both the cosmetic anti-aging products and vesicant skin treatment products. U.S. and foreign patent rights, including but not limited to Germany, Spain, France, United Kingdom, and Italy have been licensed to us for these applications.

University of Michigan

In June 2007, we entered into a patent license agreement with the University of Michigan (“U-M”) that significantly expands our MultiStat™ technology - its patented family of compounds for the cosmetic treatment of skin conditions, including chronological aging and photo-aging. The license grants us the exclusive right to commercialize important U-M patents in the field of cosmetic products.

We have been commercializing our MultiStat technology through an exclusive distribution agreement with BASF Corporation (See discussion above). Under the agreement, performance ingredients based on our patented compounds are formulated and sold to the cosmetics industry.

We own exclusive rights for topical use of the MultiStat compounds for cosmetic and military applications, but previously had non-exclusive patent rights for use of U-M patents in the anti-aging cosmetic arena. The agreement covers the exclusive rights to seven (7) U.S. and numerous foreign patents in cosmetics applications.

Other Patent Related Agreements

We also have an agreement with Engelhard Coporation (now a unit of BASF) that provides Engelhard exclusive worldwide right to develop and market certain products relating to skin care that employ our Multistat™ family of MMPIs.

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

Food and Drug Administration

Many of the end-user applications for our technology are regulated in the U.S. as medical devices by the FDA. The Agency’s regulations govern, among other things: pre-clinical testing; product design and development; pre-market clearance or approval; advertising and promotion; labeling; manufacturing; product import/export; storage; record keeping; reporting of adverse events; corrective actions and removals; recalls; and distribution.

Unless an exemption applies, each medical device to be commercially distributed in the United States required either a prior 510(k) clearance or prior pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with the device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose the least risk are placed in Class I. Intermediate risk devices, or Class II devices, in most instances require the manufacturer to submit to the FDA a pre-market notification, requesting authorization for commercial distribution, known as 510(k) clearance, and may subject the device to special controls, such as performance standards, guidance documents specific to the device, or post-market surveillance. Most Class I and some low-risk Class II devices are exempted from this 510(k) requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) deice, are placed in Class III. In general, a Class III device cannot be marketed in the U.S. unless the FDA approves the device after submission of a PMA. The FDA can also impose restrictions on the sale, distribution, or use of devices at the time of their clearance or approval, or subsequent to marketing.

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

After a device receives 510(k) clearance for a specific intended use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, will require a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination that a new clearance or approval is not required for a particular modification, the FDA can insist that the manufacturer cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained.

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

De Novo: Alternative Pathway to PMA

If a medical device is found NSE (not substantially equivalent) by the FDA, an alternative pathway to the lengthy and costly PMA is available for low risk devices. The FDA Modernization Act of 1997 amended Section 513 (f) (2) of the Federal Food, Drug and Cosmetic Act (the Act) to provide this mechanism to reclassify statutorily classified class III products. This is considered a fairly unique pathway for clearance and typically is only allowed for new technologies of low risk. The FDA allows unlimited responses when on this pathway, different than the three allowed responses under a normal 510(k). A device placed into class I or II in this written order can then be commercially distributed, subject to other applicable provisions of the Act. A device classified into class I or II under this new provision becomes a predicate device for future premarket notification submissions, which means that a manufacturer may show that a new device is substantially equivalent to this predicate. This route to clearance is referred to as de novo because it establishes a new alternative for a new technology.

Environmental Protection Agency

The EPA regulates, among other things, antimicrobial products that are intended to destroy, prevent, repel, or mitigate any microorganism declared by EPA to be a “pest” pursuant to its authority under the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”). Microorganisms declared to be pests by EPA are “any fungus, bacterium, virus, or other microorganisms, except for those on or in living man or other living animals and those on or in processed food or processed animal feed, beverages, drugs (as defined in sec. 201(g)(1) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”)) and cosmetics (as defined in FFDCA sec. 201(i)). 40 C.F.R.§ 152.5(d). The principal EPA requirement is that antimicrobial products subject to EPA’s jurisdiction under FIFRA be “registered” for the intended use under Section 3 of FIFRA. States also require registration of such products under state law. EPA registration requires among things the submission of data and information sufficient to allow EPA to make a determination that the product will perform its function without unreasonable adverse effects on health or the environment.

A number of the NIMBUS applications may require FIFRA registration for the specific end-use application. The major component of NIMBUS is currently registered with EPA by a third-party for certain unrelated uses, and Quick-Med intends, in collaboration with strategic corporate partners, to obtain its own EPA and state registrations for NIMBUS for antimicrobial use. After the registrations are secured, articles treated with the NIMBUS technology will not be required to be registered separately with EPA or the states, provided the antimicrobial claims made for such articles are limited to the control of odor-causing bacteria or other spoilage organisms. The intended use of NIMBUS-treated articles for the control of pathogenic organisms will require that the article itself be registered with EPA in those cases where the treated article falls under EPA jurisdiction. There are currently no articles treated with any antimicrobial that are registered by EPA for use against pathogenic organisms.

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

Employees

We have ten (10) full time employees consisting of:

•	Our Chief Executive Officer, who directs our operations and our business development projects and executes our business strategy;
•	Our President, who is responsible for business development in the textiles and apparel markets
•	Our Vice President of Research & Development who leads our scientific programs
•	Three Senior Research Scientists, who are responsible for product development and testing projects;
•	A Director of Research and Business Development in Medical Devices, who is responsible for business development in the wound care industry.
•	A Research Scientist, who is responsible in assisting the senior research scientist with testing and product development projects;
•	A Product Development Engineer, who assists the research scientists with the product development projects; and
•	A Microbiologist, who conducts the microbiological testing and assists in developing the applications of our technologies.

We also utilize several consulting scientists with PhDs in their fields and several part time employees to provide the necessary expertise in performing testing and participating in certain of our development projects.

Additionally, we utilize a full time consulting Chief Financial Officer, who is a certified public accountant, and a full time consultant as Director of Investors Relations.

Cost of Compliance with Environmental Laws

Because our potential products will be manufactured and sold by third parties, we are not directly subject to environmental laws.

Research and Development

During our fiscal year ended June 30, 2007, we spent $1,526,857 on research and development. During our 2006 fiscal year, we spent $1,136,851 on research and development. We intend to continue our research and development efforts during the current 2008 fiscal year.

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

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2007 and 2006 because, during those periods, the Company experienced recurring losses and negative cash flows from operations as well as a net capital deficiency at June 30, 2007. These matters raise substantial doubt about our ability to continue as a going concern.

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

We have incurred annual operating losses since our inception and our operations have never been profitable. At June 30, 2007, we had an accumulated deficit of $15,696,023. Our gross revenues for the years ended June 30, 2007 and 2006, were $1,952,758 and $1,230,441 with losses from operations of $1,577,085 and $1,636,697 and net losses of $1,506,018 and $1,701,064 respectively. There can be no assurance that we will ever become profitable.

We have risks associated with our dependence on third party developers to commercialize our technology. If we are unable to attract such developers to exploit our technologies, our business will fail. Alternatively, if such developers fail to commercialize our technology, it would have a material adverse effect on our business, financial condition and results of operations.

We depend upon third parties to develop our products. We must attract such third parties to develop and commercialize our technologies into end-user applications. If we are unable to do so our business model will fail.

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

For instance, BASF Catalysts, Inc. (a unit of BASF Corporation or BASF) develops and commercializes our MultiStat technology pursuant to a product development and distribution agreement, whereby it formulates our proprietary compound to specifications as ordered by cosmetic companies. BASF makes these formulations (“actives”) in kilograms containing our proprietary compound and ships them to cosmetic customers. They, in turn, will mix the actives in their formulations and sell the products to the end users. Any event that materially and adversely affects BASF’s ability or willingness to develop such technology will affect our revenues.

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

Other companies could create a technology that competes effectively with our NIMBUS and MultiStat technologies, and we may be unable to maintain our existing, or capture additional, market share in our markets. Based upon our review of the industry, we are unaware of any company today that markets a technology that is similar to our technologies. Nonetheless, our intended markets generally are dominated by very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a competitive advantage over us were they to begin to compete directly against us. It is possible that these and other competitors may implement new, advanced technologies before we are able to, thus affecting our ability to license our intellectual properties at profitable rates.

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

We believe that our future success will depend in large part on our ability to attract and retain highly skilled scientific, technical and management personnel. We obtained loans from our Chairman and a major shareholder to pay for one year salary of our Chief Executive Officer and Director in June 2007. If we are unable to hire the necessary personnel, the development of our business will likely be delayed or prevented. Competition for these highly skilled employees is intense. As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

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

The market price for our common stock is extremely volatile and is significantly affected by factors such as reports written by third parties, over whom we have no control, about our business and sales of large amounts of our common stock relative to our average volume. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated to the operating performance of the affected companies. These volatile conditions may make it difficult for you to sell our common stock at a price that is acceptable to you.

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

Our corporate headquarters are located at 3427 SW 42nd Way, Gainesville, Florida. This 3,200 square foot premises is composed of two offices and an equipped laboratory. We pay monthly lease payments of $1,532 and our lease expires in March 2009

In accordance with a verbal agreement between our President and us, we lease and occupy 500 square feet of office space at the residence of our President in Boca Raton, Florida, which we use for administrative purposes. This space is provided to us at a fixed gross rental rate of $750 per month by our President. This lease has a month to month term.

We have invested from inception to date approximately $75,000 for leasehold improvements and equipment for our laboratory. Our offices and laboratory facilities are in good condition and are sufficient to conduct our operations.

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

Not applicable, as no matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year 2007.

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

Year Ended 2007
	High	Low
Fourth Quarter	$1.01	$0.60
Third Quarter	$1.35	$0.70
Second Quarter	$1.70	$0.80
First Quarter	$1.50	$0.70

Year Ended 2006
	High	Low
Fourth Quarter	$2.35	$1.15
Third Quarter	$2.55	$0.66
Second Quarter	$1.08	$1.11
First Quarter	$1.11	$0.75

Holders

As of June 30, 2007, there were 65 holders of record of our common stock. We have one class of common stock, $0.0001 par value, outstanding.

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

Recent Sales of Unregistered Securities

On April 30, 2007, we issued 1,485 shares of our common stock to Ms. Sally MacKay in exchange for $1,381 worth of services rendered to us. The shares granted to Ms. MacKay were valued at price of $0.93 per share, for an aggregate price of approximately $1,381. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 17, 2007, we sold 50,000 shares of common stock to Mr. Richard Eiferman for a price of $0.79 per share or in aggregate of $39,500 in cash. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Richard Eiferman stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 30, 2007, we issued 2,144 shares of our common stock to Ms. Sally MacKay in exchange for $1,544 worth of services rendered to us. The shares granted to Ms. MacKay were valued at price of $0.72 per share, for an aggregate price of approximately $1,544.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 30, 2007, we issued warrants for the periods of April, May and June 2007 to GSP Consulting, Inc. (“GSP”) entitling GSP to acquire up to 11,289 shares of common stock at exercise prices ranging from $0.72 to $0.93 per share, the then-current average market value of our common stock during these periods. This warrant was issued to GSP as partial payment for services rendered to us by GSP from April to June 2007. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to GSP stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 31, 2007, we issued 5,141 shares of our common stock to Ms. Sally MacKay in exchange for $3,136 worth of services rendered to us. The shares granted to Ms. MacKay were valued at price of $0.61 per share, for an aggregate price of approximately $3,136.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Ms. MacKay stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 6, 2007, we granted an option to acquire 484,056 shares of common stock at an exercise price of $0.74 per share, the then current market value of our common stock to Mr. J Ladd Greeno as part of his employment compensation as our Chief Executive Officer and Director.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the stock options issued to Mr. Greeno stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 25, 2007, we granted an option to acquire 1,452,167 shares of common stock at an exercise price of $0.75 per share, the then current market value of our common stock to Mr. J. Ladd Greeno as part of his employment compensation as our Chief Executive Officer and Director.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the stock options issued to Mr. Greeno stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Securities Authorized for Issuance Under Equity Incentive Plans

The following table sets forth information regarding awards made through compensation plans or arrangements through June 30, 2007, our most recently completed fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities shown herein)
Equity compensation plans approved by security holders	3,611,378	$0.60	1,034,396
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,611,378	$0.60	1,034,396

Our 2001 Equity Incentive Plan (The “Plan”) authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The Plan was amended and restated to increase the total number of shares available to 4,000,000 shares. We reserved 4,000,000 shares of our common stock for awards to be made under the 2001 Plan. The 2001 Plan is administered by a committee comprised of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2001 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of 2001 and methods of exercise. Options must vest within ten years. The Plan description and its activities up to the fiscal year ended are disclosed in our financial statements for the fiscal year ended contained herein. The number of options under the 2001 Plan available for grant at June 30, 2007 was 1,034,396.

During the fiscal years ended, we also issued common stock warrants to the service providers including the consultants for their services rendered as part of their service agreements.  The terms of the warrants are similar to those of the stock options in terms of the exercise price, the warrant term, which may be no more than ten years.  Terms and conditions of these warrants are determined in the warrant agreements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes included therein. The terms "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include substantial regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (f) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (g) we do not currently carry product liability insurance and should we be subject to product liability claims, our financial condition may be adversely affected; (h) our operations are currently funded by the revenues and our debt and equity financings, however, there are no assurances that such financings will be sufficient to ensure our future financial performance; (i) we have substantial debt obligations due to our Chairman of the Board and a major shareholder, who have funded our operations, debt obligations of which are secured by our assets and revenues and which are senior obligations; (k) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success and (l) other risk factors discussed in our periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the consumer, healthcare, and industrial markets. We call one of these technologies, “NIMBUS”, which stands for “Novel Intrinsically MicroBonded Utility Substrate”. NIMBUS is a family of advanced polymers that are bio-engineered to have antimicrobial, super-absorbent, hemostatic or other properties with applications across the medical device and consumer health care related products markets. Our other leading technology is called “MultiStatTM”, a family of advanced patent methods and compounds, which we believe may be highly effective in skin care therapy applications.

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

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS and MultiStat™ technologies:

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

Capital Expenditures and Requirements

From 2000 to 2007, we have spent approximately $720,000 on the acquisition of patents and exclusive license agreements. We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobeiny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobeny with our common stock and cash for the exclusive license of the Ilomastat technology invented by them.

We do not expect any significant additions to property, plant and equipment.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to economic useful lives of fixed and intangible assets, income taxes, valuation of options and warrants granted and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Our accounting for stock compensation requires us to estimate the value of the shares issued and the value of intangible assets require us to continually assess whether such assets are impaired.

Results of Operations

Comparison of Years Ended June 30, 2007 and 2006

Revenues. During the year ended June 30, 2007 we had revenues of $1,952,758, compared to $1,230,441 of revenues for the year ended June 30, 2006, representing a 59% increase in our revenues.  Our revenues during the year ended June 30, 2007 consisted of: (a) $1,380,869, which represented our royalties from the product sales by a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”), in connection with a master agreement we have with BASF for product development, manufacturing and distribution (the “Master Agreement”); (b) $185,960 which represented the earned portion of the exclusive option fee, and the research and development fee from Hanesbrands Inc. (“HBI”) and the earned portion of the license fee from Derma Sciences, Inc.; and (c) $385,929, which represented the revenue earned from the small business innovation research program and the US Army research on the development of Ilomastat for treatment of sulfur mustard injuries on the eye and skin program (the “US Army research program”).

Our revenues during the year ended June 30, 2006 consisted of: (a) $1,157,941, which represented our royalties from the product sales ($982,941) and the license fee for exclusivity ($175,000) by BASF Catalysts, LLC, a wholly-owned subsidiary of BASF;  (b) $2,500 which represented a pro rata share of the fees related to a research agreement unrelated to our core technologies, which was completed in July 2005; and (c) $70,000 which represented the revenue earned from the small business innovation research program.

Effective April 23, 2007, we were awarded a $1 million military contract for research on the “Development of Ilomastat for Treatment of Sulfur Mustard Injuries to Eye and Skin.” The award was provided under the Department of Defense (“DoD”) Appropriation Act for Fiscal 2006 and was issued by U.S. Army Medical Research Acquisition Activity (“USAMRAA”), an agency of the DoD. The term of the contract is for one year from the effective date and the total amount of the contract, net of the overhead charged by USAMRAA, is approximately $880,000.

Effective February 1, 2007, we and HBI entered into a Development and Exclusive Option Agreement (the “Agreement”). Under the Agreement, we granted to HBI an exclusive option (the “Option”) for a period of six months (“Option Period”) to obtain an exclusive license to our technology relating to certain products produced by HBI (the “License Agreement”). In consideration for the Option, HBI is obligated to pay the Company $45,000 every three month period during the Option Period. During the Option Period, HBI will run and complete certain studies, and upon the conclusion of these studies, HBI will provide us with notice of the final decision with respect to entering into the License Agreement. In September 2007, we were informed that HBI decided, for internal reasons unrelated to our technology, not to complete these studies and we and HBI mutually agreed not to extend the Option Period.

In August 2006, we finalized a certain Letter of Intent (“LOI”) with BASF to amend the Master Agreement to grant BASF an exclusive license to develop and market our Ilomastat product for the field of over-the-counter anti-aging cosmetics and nonexclusive license for the field of over-the-counter acne treatments and skin moisturizers in the cosmetics market. In consideration for this license, as amended, we are entitled to receive certain minimum royalty payments through the LOI effective period of August 1, 2007. We are currently negotiating with BASF to complete a successor license agreement. Should we be unable to successfully complete the successor license agreement, our results of operations and financial condition would be materially affected.

Research and Development Expense. Research and development expense increased by $390,006 or 34% to $1,526,857 for the year ended June 30, 2007, from $1,136,851 for the year ended June 30, 2006. The increase in research and development expense is primarily attributable to the expenses related to the US Army research program, an addition of two (2) scientists, increased compensation to our head of research and development department and research team, increased research projects, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $168,924 or 14% to $1,342,072 for the year ended June 30, 2007, from $1,173,148 for the year ended June 30, 2006. This increase in our general and administrative expenses is primarily attributed to an increase of $217,534 in financing related expenses, and personnel recruiting fees. Further, there were additional consulting expenses incurred in 2007, increased promotional and sales expenses related to product sales under the master agreement for product development, manufacturing and distribution as mentioned above offset by a reduction in other operating expenses.

Licensing and Patent Expense. Licensing and patent expense increased modestly by $1,303 or 0.4% to $321,263 for the year ended June 30, 2007 from $319,960 for the year ended June 30, 2006. This very slight increase was primarily due to the level of utilization of the consulting legal patent services and legal licensing services including licensing negotiation during the period.

Other Income. During the year ended June 30, 2007, we had $166,500 in other income, which represented a payment from a cosmetic and personal care division of BASF Catalysts, LLC, for the transfer of all right, title and interest of the formulations utilized our proprietary compound, that were customized by BASF for the customers held by us back to BASF. However, we did not transfer the intellectual property rights of our proprietary compound. There was no such transaction during the year ended June30, 2006.

Interest Income. During the year ended June 30, 2007, we had $935 in interest income, a decrease of $10,703 or 92% from $11,638 for the year ended June 30, 2006. The amounts represented interest earned on our certificate of deposits and money market account funded by the revenues and or equity financings during the periods.

Interest Expense. Interest expense for the year ended June 30, 2007 increased $20,363 or 27% to $96,368 compared to $76,005 the year ended June 30, 2006. This increase was due to an increase of approximately $210,000 or 15% in the average outstanding loan balance due to our Chairman and a major stockholder, to approximately $1,610,000, compared to approximately $1,400,000 average outstanding balance for the comparable 2006 period.

Net Loss. Net loss for the year ended June 30, 2007 was $1,506,018 or $0.05 per share compared to $1,701,064 or $0.06 per share for the year ended June 30, 2006. This decrease is primarily attributable to an increase in revenues, a one-time payment for the transfer of the intellectual property as described above, offset by the increases in research and development expenses, general and administrative expenses, and licensing and patent expenses.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2007 and 2006 as we have experienced recurring losses and negative cash flows from operations in these periods. In addition, we have a net capital deficiency. These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at June 30, 2007 was $115,719 as compared with $56,174 at March 31, 2007. Further, we collected approximately $320,000 of the $385,596 in outstanding receivable balance at June 30, 2007 and the remainder is due within a short period of time. On June 14, 2007, we received commitment of a total of $750,000 in funding from our Chairman and a major stockholder ($375,000 each), of which approximately $250,000 are allocated to pay for the Chief Executive Officer salary for the next twelve months. As of June 30, 2007, we received approximately $450,000, of which approximately $278,000 were used to pay our liabilities in the fourth quarter ended June 30, 2007. On July 30, 2007, we received an additional $75,000 from our Chairman. The remainder $250,000 is to be funded by a major stockholder. As of September 10, 2007, we received approximately $46,000 in cash as part of the SBIR Phase II grant.

In September 2006, we received the SBIR Phase II grant, which included including the option of SBIR Phase I, totaling approximately $840,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses. To date, we received approximately $178,000 and incurred approximately $42,000 in expenses to subcontractors and other direct expenses. Effective April 23, 2007, we were awarded a twelve month military contract of approximately $880,000, net of overhead charged by USAMRAA. The expected cash outflows during the term of this military award will be approximately $610,000 for scientific experiments and other direct expenses. In addition, our current joint development and exclusive option agreement and license agreements with our clients provided for minimum contractual payments to us of approximately $140,000 in the next six months period, while the related cash outflows will be approximately $20,000 during the same period. While we expect to receive royalties in the next twelve to twenty four months from these agreements subject to certain contractual terms, we need cash in order to maintain and grow our businesses. See the section below for further discussion of our cash requirements and related strategies to meet these needs.

Equity Financing and our Cash Requirements

On November 30, 2004, we completed an agreement to sell 5,000,000 shares of our restricted common stock to Phronesis Partners, L.P. (“Phronesis”), a Delaware limited partnership, for $1,000,000 before commission and expenses (the ”Stock Purchase Agreement”). On November 30, 2004, we received $880,000 net of commission and expenses of $120,000. In connection with the Stock Purchase Agreement, our Chairman of the Board, Mr. Granito, converted $500,000 of the convertible debt we owed to him into 1,315,790 shares of our restricted common stock at a conversion price applicable to the convertible debt of $0.38 per share. In connection with the Stock Purchase Agreement, we completed a Warrant Agreement with Phronesis, in which we granted Phronesis certain warrants to purchase shares of our restricted common stock at an exercise price as defined in the Warrant Agreement. The Warrant Agreement expired on February 5, 2005 and provided for a maximum investment of $1,000,000 by Phronesis through the exercise of warrants. On December 31, 2004, Phronesis and we agreed to amend the exercise price for the warrant price to $0.46 per share. All other terms of the Stock Purchase Agreement and the Warrant Agreement remained the same. On the same date, Phronesis exercised its warrant to purchase 2,173,913 shares of our restricted common stock at a per share price of $0.46, or an aggregate purchase price of $1,000,000 before commission of $70,000.

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

In June 2007, we issued 67,500 shares of common stock for an aggregate exercise price of $12,150 , of which $12,000 was a settlment of payable and $150 in cash from an exercise of a warrant.

Based on our cash position at June 30, 2007, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $176,000 per month or an aggregate of approximately $2,122,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $81,000 per month or an aggregate $972,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $56,000 in payroll for scientists; (b) $10,000 for outside research and development expenditures; and (c) $15,000 for chemical supplies, and laboratory operating expenses, including rent expense;

•	Patent related legal fees of approximately $20,000 per month or an aggregate $240,000 annually; and

•
Operating expenses of approximately $75,000 per month or an aggregate $900,000 over the next twelve (12) months, including personnel costs, officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $115,719 as of June 30, 2007, coupled with collection on accounts receivable of approximately $385,596, of which approximately $200,000 are allocated to payment of certain expenses including salary, the receipt of $75,000 in July 2007 and the availability of approximately $125,000 out of the bridge funding commitment of approximately $750,000 from our Chairman and a major stockholder, and the receipt of approximately of $46,000 from the research grant will satisfy our cash requirements for approximately less than three (3) months assuming no further receipt of revenues. If we are unable to satisfy the remainder of these obligations by equity and or debt financing, we will be unable to satisfy our cash requirements beyond approximately three (3) months assuming no further receipts of revenues.

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

As of June 30, 2007, we have three senior convertible notes payable outstanding to our Chairman totaling $1,818,147 including accrued interest with interest rates ranging from 6% to 8% per annum and a maturity date of June 2010. These notes are convertible at conversion prices ranging from $0.38 to $$0.74 per share and are secured by our revenues and assets. We also have a $375,000 senior convertible note payable to a major stockholder, of which $125,000 has been funded as of June 30, 2007 and the balance was funded on or about September 28, 2007. The senior convertible note has 8% interest rate per annum with a conversion price of $0.74 per share and a maturity date of 2010, and is secured by our revenues and assets.

If we are unable to successfully repay our loans to our Chairman and a major stockholder, we may have to liquidate our business and undertake any or all the steps outlined below.

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

At June 30, 2007, we had a negative working capital of $369,882 that primarily consists of: (a) cash of $115,719; (b) accounts receivable of $385,596; (c) accounts payable of $766,685, (d) accrued expenses of $16,298, and (e) unearned revenue of $88,214.  At June 30, 2007, we had a stockholders’ deficit of $2,011,261, a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $427,215 for the year ended June 30, 2007. Net cash used in investing activities was $228,658.  Net cash provided by financing activities was $587,450, of which $79,000 was from the sale of our restricted common stock, $23,150 from the exercise of 130,834 stock options and warrants, the borrowings and repayments of $19,500 to an officer, and $303,600 from our Chairman as part of the $375,000 senior convertible note and $125,000 from a major stockholder as partial funding of the $375,000 senior convertible note.

During the year ended June 30, 2006, we received (a) $113,553 from the sale of our restricted common stock; (b) $29,750 from the exercise of the 175,000 stock options; and (c) $132,950 from our Chairman under a long-term note payable.

During the period from April 1, 2006 to June 30, 2006, approximately $4,550 of accounts payable was settled through the issuance of 2,910 shares of restricted common stock.

Contractual Obligations And Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2007:

Significant Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Capital Leases	$-
Operating Leases	$40,598	$18,384	$22,214	$-	$-

We are committed under lease for our Gainesville, Florida office and laboratory facilities. This lease expires in March 2009. We do not have any capital leases.

ITEM 7. FINANCIAL STATEMENTS

The information required by this item is included in pages F-1 to F-17 attached hereto and incorporated herein by reference. The index to our annual financial statements as of and for the years ended June 30, 2007 and 2006 can be found on pages F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our principal executive officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and our Chief Financial Officer have concluded that as of June 30, 2007, the end of the period covered by this Annual Report on Form 10-KSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our fiscal year ended June 30, 2007, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  Other Information

Michael Granito and we agreed to extend the maturity date of our note for an outstanding amount of approximately $1.27 million originally dated September 30, 2003 to July 13, 2010.

We also issued two 8% secured convertible promissory notes to each of Michael Granito and Phronesis Partners, L.P., a major stockholder, each in the principal amount of $375,000. The notes expire on July 13, 2010 and June 27, 2010 and are secured by our revenues and assets. The notes are convertible into our common stock based on the fair market value of our stock on the date that the purchase price for the notes were delivered to us. We also entered into an intercreditor agreement with the lenders regarding the rights among the lenders.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held for our directors, executive officers and significant employees.

Our executive officers, key employees and directors are as follows:

Name	Age	Position
Michael R. Granito	56	Chairman of the Board
J Ladd Greeno	58	Chief Executive Officer and Director
David S. Lerner	54	Founder, President, and Director
George E. Friel	65	Vice President, Chemical & Biological Affairs, and Director
Paul G. Cerjan	69	Vice President, Worldwide Military Affairs, and Director
Gerald M. Olderman	74	Vice President, Research & Development and Commercialization, and Director
Gregory S. Schultz	57	Vice President, Laboratory & Clinical Research, and Director
Richard F. Caffrey Cheryl L. Turnbull	65 47	Director Director
Nam H. Nguyen	50	Chief Financial Officer
Natasha A. Sorobey	38	Corporate Secretary, and Corporate & Investor Relations

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

Mr. Greeno has served as our Chief Executive Officer since August 2007 and as our Director since September 2007. From 2003 to 2006, Mr. Greeno was President and Chief Executive Officer of Agion Technologies, a leading provider of ionic silver antimicrobials. Before joining Agion, Mr. Greeno held a number of senior management positions at the global management and technology consulting firm, Arthur D. Little, Inc., (ADL) including Chief Operating Officer and senior vice president in charge of the firm’s North American Management Consulting business. Mr. Greeno began his consulting career in ADL’s Strategy & Organization practice and then moved into leadership roles successfully building ADL’s worldwide Environmental, Health, and Safety Consulting business. Mr. Greeno received an M.B.A. from Harvard Business School and a B.B.A from the University of Oklahoma.

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

Major General Friel (Ret.) has served as our director from July 2000. MG. Friel has been self-employed as a consultant to various organizations in the defense industry since September 1998. MG. Friel served in the U.S. Army from 1960 to 1998. He was the commanding general of the U.S. Army Chemical and Biological Defense Command, at the Aberdeen Proving Ground in Maryland from August 1992 to August 1998 and deputy chief of staff for Chemical and Biological Matters of the Army Material Command in Virginia, during the same time. MG. Friel was also responsible for a $600 million annual budget for the Nuclear, Biological, and Chemical Defense Command for six years and directed over 1,100 scientists and engineers. MG. Friel has also served as chairman of the boards of the Nuclear, Biological, and Chemical Defense Enterprise at the Edgewood Arsenal in Maryland and the U.S. Army Material Command, Acquisition and Procurement Enterprise. MG. Friel earned an M.B.A. from Northwest Missouri State University and a B.S. from the University of Nebraska. He is a graduate from the U.S. Army Chemical School, The Army Command and General Staff College and The Industrial College of the Armed Forces. He was a director for Engineer Support Systems, Inc from September 1998 until January 2006.

Lieutenant General Cerjan (Ret.) has served as our director since July 2000. Lt.G. Cerjan is currently President of L-3 Government Services, Inc. (L-3 GSI). Prior to joining L-3 GSI, Lt.G. Cerjan was vice president, program manager of KBR, a subsidiary of Halliburton Company, responsible for LOGCAP III Middle East/Central Asia. LOGCAP III ME/CA operates in eight countries with approximately 53,000 employees and subcontractors and has an annual operating budget of approximately $10 billion. From July 2002 until June 2004, Lt.G. Cerjan was President and CEO of the National Defense University Foundation and from December 1997 to September 2000, President of Regent University in Virginia. Prior to 1997, Lt.G. Cerjan served as Director of Intelligent Transportation Systems for Lockheed Martin Corporation from August 1994 to October 1997. He was in the U.S. Army from 1960 to 1994. Key military assignments included servicing as the Deputy Commander in Chief, U.S. Army, Europe and Seventh Army; Commander, 21st Theater Army Area Command, U.S. Army, Europe; President of the National Defense University and Commandant of the Army War College. Lt.G. Cerjan has an M.S. degree in construction management from Oklahoma State University, and a B.S in engineering from the U.S. Military Academy at West Point. He is a registered professional engineer in the state of Virginia. Lt.G. Cerjan is a member of the board of directors of the Army Engineer Association; a member of the advisory board for NATO Political/Military Workshop; a member of the Council on Foreign Relations; and a member of the advisory board of JINSA.

Mr. Olderman has served as our Vice President, Research & Development and Commercialization since July 1997, and as our Director since July 2000. Mr. Olderman brings 35 years of healthcare experience, 31 years of technical management experience, and 25 years serving as the head of research and development activities for fortune 500 companies. Since November 1996, Mr. Olderman was Vice President and Associate of R.F. Caffrey & Associates Inc., a management consultant to medical device companies and suppliers. Prior to joining R.F. Caffrey & Associates, Mr. Olderman served as Director and head of research and development for C.R. Bard, Inc.'s Cardiopulmonary Division, where he organized a new product development process in which 19 new medical devices were developed. Mr. Olderman also served as Vice President for domestic and international research and development for the Pharmaceutical Division of Baxter Healthcare Corp. and Vice President for research and development for the Converters, a division of American Hospital Supply Corporation prior to its acquisition by Baxter Healthcare Corporation, where he led product development and made material changes that helped increase market share from 30% to 45% within a $750 million market. Mr. Olderman has also served as Vice President for research and development and as a director for Surgikos, Inc. a subsidiary of Johnson & Johnson. Mr. Olderman received a B.S in Chemistry from Rensselaer Polytechnic Institute in New York. He also holds an M.S. in Physical Chemistry and a Ph.D. in Physical Chemistry from Seton Hall University in New Jersey.

Mr. Schultz has served as our Vice President, Laboratory and Clinical Research and Director since July 2000. From 1999 through 2001, Mr. Schultz served as the President of the Wound Healing Society, and has worked as a consultant for 12 major biotechnology companies.  In 1989, he was appointed Professor of Obstetrics/Gynecology and Director of the Institute for Wound Research in the College of Medicine at the University of Florida at Gainesville, Florida.  He has published over 200 research articles and book chapters that have been cited over 4,000 times.  He has been continuously funded by major grants from the National Institutes of Health and supported by grants from the U.S. Army grant on treatment of burns with growth factors.  Mr. Schultz earned a doctorate in biochemistry from Oklahoma State University and postdoctoral fellowship in cell biology at Yale University in Connecticut.

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

Ms. Turnbull has served as our Director since January 2006. Ms. Turnbull has 20+ years of experience encompassing private equity investments, mergers and acquisitions, corporate finance, and strategic advisory services. Ms. Turnbull is a Special Limited Partner at Phronesis Partners LP, a Columbus, Ohio-based hedge fund, since January 2005. From 1996 to 2003, Ms. Turnbull was responsible for the mezzanine investment functions of various units of Banc One Corporation. Prior to that time, Ms. Turnbull was a Managing Director of Aston Limited Partners, LP, a financial restructuring firm between 1992 and 1995. Between 1990 and 1991, Ms. Turnbull was Vice President of Prudential Bache Interfunding, a private equity fund and, from 1987 to 1990, an Associate in the Mergers & Acquisitions department of Prudential Securities. Ms. Turnbull began her career as an Analyst in the Corporate Finance Division at Continental Illinois National Bank & Trust Co. Ms. Turnbull received her MM from the J.L. Kellogg Graduate School of Management at Northwestern University, and is a graduate of Miami University.

Mr. Nguyen has been our Chief Financial Officer since August 2004. Since January 2003, he has provided accounting services through his professional firm. From November 2003 until July 2004, Mr. Nguyen served as acting Secretary. Mr. Nguyen is currently president of his public accounting firm, Nam H. Nguyen, CPA, P.A. Mr. Nguyen was a Manager of Financial Controls of W. R. Grace & Co., responsible for its risk-based global audit plan for its worldwide operations. He was Vice President of Financial Reporting of John Alden Financial Corporation with responsibilities for the SEC filings and state insurance filings in the United States. A certified public accountant, who has worked for PricewaterhouseCoopers LLP, as a senior manager, Mr. Nguyen specialized in the insurance and health care business in both the United States and Europe. Mr. Nguyen is also a Certified Internal Auditor.

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

Audit Committee. The Audit Committee is composed of George E. Friel, Michael R. Granito, Richard F. Caffrey, and Cheryl L. Turnbull and is chaired by George E. Friel. This committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices. Among other functions, the committee retains our independent public accountants.

Licensing Committee. The Licensing Committee is composed of Cheryl L. Turnbull, Michael R. Granito, David Lerner and Richard F. Caffrey and is chaired by Richard F. Caffrey. This committee has general responsibility for the review of the licensing terms and agreements with our business partners and to recommend them to the Board of Directors for approval as appropriate.

Audit Committee Financial Expert

Currently, we do not have an Audit Committee “financial expert”. No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management, which is comprised of four people. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under United States securities laws, our directors, executive officers and any persons holding more than 10% of our issued and outstanding common stock are required to report their ownership of common stock (or securities convertible into common stock) to the Securities and Exchange Commission. Due dates for these reports have been set by the Commission and we are required to report any failure to file by those deadlines. To our knowledge, based solely on a review of the copies of such reports furnished to us by those persons and on representations from those persons that no other reports were required, all reports were timely filed as required under Section 16(a) of the Securities Exchange Act of 1934 by all such persons during the fiscal year ended June 30, 2007.

ITEM 10.	EXECUTIVE COMPENSATION

David S. Lerner, President, currently receives an annual salary of $125,000. Gerald M. Olderman, Vice President of R&D and Commercialization, signed an employment agreement effective November 2006, with an annual salary of $132,000. Our other officers have agreed to act without cash compensation, except those with consulting agreements, until authorized by our Board of Directors, which is not expected to occur until we have generated sufficient revenues from operations or we have obtained sufficient financing. The officers or directors are not otherwise accruing any compensation under any agreement with us. The officers and directors have been granted stock options for past services, as set forth below.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards($)(2)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

David S. Lerner, President	2007	$125,000	—	—	$29,325	—	—	$10,197(1)	$164,522
	2006	$125,000		$21,000	66,000			9,591(1)	221,591
Gerard M. Olderman, Vice President of R & D and Commercialization	2007	132,000		$45,000	26,008				203,008

 (1) Includes $10,197, and $9,591 for reimbursements of automobile expenses in 2007, and 2006, respectively.

(2) Reflects dollar amount expensed by us during applicable fiscal years for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time in service based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. See the assumptions made in the valuation of the stock options in the footnotes of our financial statements on pages F-1 to F-20 attached hereto and incorporated by reference. During the years ended June 30, 2007 and 2006, Mr. Lerner was granted 50,000 stock options and 25,000 shares of restricted common stock, respectively for his services as a director, and 35,000 and 150,000, respectively stock options as the President. The stock options were vested on the grant dates and one-third is vested every twelve (12) months thereafter. We recognized approximately $29,325 and $87,000 of share-based expenses for the fiscal years ended June 30, 2007 and 2006 for Mr. Lerner services. During the year ended June 30, 2007, we entered into an employment agreement with Mr. Olderman and granted him 45,000 shares of restricted common stock. In addition, we granted Mr. Olderman 45,385 stock options for his services as a director and 30,000 stock options as Vice President of R &D and Commercialization. These stock options were vested one-third at the grant date and one-third to be vested at every twelve months thereafter. We recognized $26,008 in share-based expense for the fiscal year ended June 30, 2007.

No retirement, pension or insurance programs or other similar programs have been adopted for our employees or consultants. A stock option plan has been approved by our board. On December 13, 2004, our shareholders approved our amended and restated 2001 equity incentive plan to increase the total number of shares of common stock to 4,000,000 from 3,000,000. Options to purchase 1,140,000 shares of common stock have been granted to officers, directors, employees and consultants under the plan in 2002. All 2002 stock options have an exercise price equal to 75% of the closing bid price for the first 30 days of trading in the common stock, which commenced September 6, 2002, with the exception of Peter Barton Hutt, whose stock options are at 25% of such price. Options to purchase a total of 840,000 shares of common stock were issued in 1999, 2000 and 2001 to officers, directors, employees and consultants. On August 16, 2005, all 840,000 options were expired. In July 2003, the Board of Directors have authorized the issuance of options to acquire up to approximately 1,300,000 shares of common stock and the grant of 250,000 shares of restricted common stock to officers, directors, employees and consultants. In July 2004, the Board of Directors approved the issuance up to 500,000 shares of restricted common stock and options to acquire approximately 600,000 shares of common stock to be granted to officers, directors, employees and consultants. In September 2005, the Board of Directors approved the issuance of 130,000 shares of restricted common stock and options and warrants to acquire approximately 885,000 to employees, directors, officers and consultants. In December 2006, the Board of Directors approved the issuance of stock options to acquire approximately 790,770 to employees, directors, officers and consultants.

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended June 30, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

David S. Lerner President	28,333	(1)	56,667	56,667	1.05	12/19/2011	0	0	0	0
	150,000	(2)	0	0	0.80	09/09/2010
	175,000	(3)	0	0	0.17	07/01/2009
	113,000	(4)	0	0	0.55	07/23/2008
Gerard M. Olderman	25,128	(1)	50,257	50,257	1.05	12/19/2011	0	0	0	0
Vice President	150,000	(2)	0	0	0.80	09/09/2010
R&D and Commercialization	149,000	(4)	0	0	0.55	07/23/2008

(1)
These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of December 20, 2006; one-third to be vested at December 20, 2007; and the remaining one-third to be vested at December 20, 2008.

(2)
These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of September 9, 2005; one-third vested at September 9, 2006; and the remaining vested at September 9, 2007.

(3)
These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of July 1, 2004; one-third vested at July 1, 2005; and the remaining vested at July 1, 2006.

(4)
These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of July 23, 2003; one-third vested at July 23, 2004; and the remaining vested at July 23, 2005.

 Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended June 30, 2007.

DIRECTOR COMPENSATION

					Non-
	Fees Earned				Equity Incentive	Nonqualified
	or Paid in	Stock	Option		Plan Compen-	Deferred Compensation	All Other
	Cash	Awards	Awards		sation	Earnings	Compensation	Total
Name	($)	($)	($)(1)		($)	($)	($)(8)	($)

Michael Granito	0	0	$6,281	(2)	0	0	0	$6,281
Paul Cerjan	0	0	5,750	(3)	0	0	0	5,750
George Friel	0	0	6,281	(4)	0	0	0	6,281
Gregory Schultz	0	0	9,377	(5)	0	0	15,000	24,377
Rich Caffrey	0	0	11,500	(6)	0	0	0	11,500
Cheryl Turnbull	0	0	9,731	(7)	0	0	0	9,731

(1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time in service based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

(2)	At fiscal year ended June 30, 2007, Mr. Granito had a total of 413,615 stock options outstanding.
(3)	At fiscal year ended June 30, 2007, Mr. Cerjan had a total of 167,000 stock options outstanding.
(4)	At fiscal year ended June 30, 2007, Mr. Friel had a total of 142,115 stock options outstanding.
(5)	At fiscal year ended June 30, 2007, Mr. Schultz had a total of 407,540 stock options outstanding.
(6)	At fiscal year ended June 30, 2007, Mr. Caffrey had a total of 110,000 stock options outstanding.
(7)	At fiscal year ended June 30, 2007, Ms. Turnbull had a total of 84,615 stock options outstanding.
(8)	Effective January 2007, we have a consulting agreement with Mr. Schultz for his scientific advisory services with a monthly fee of $2,500.

Employment Contracts and Termination of Employment and Change in Control Arrangements

On August 6, 2007 (the “Effective Date”), we entered into an employment agreement with J. Ladd Greeno to serve as our Chief Executive Officer (the “Agreement”). Mr. Greeno began employment with us on June 11, 2007 (the “Start Date”). Mr. Greeno will report to our Board of Directors (the “Board”) and will render such business and professional services in the performance of his duties, consistent with his position as our Chief Executive Officer, as will reasonably be assigned to him by the Board.

We will pay Mr. Greeno a base salary of $250,000 per year (the “Base Salary”), subject to review by the Board on an annual basis and subject to increase in the Registrant’s discretion. Mr. Greeno will be eligible to receive an annual bonus (the “Annual Bonus”) of up to fifty percent (50%) of the Base Salary upon the achievement of performance objectives that will be reasonably determined by the Board or the Board’s Compensation Committee in consultation with Mr. Greeno within forty-five (45) days after the Effective Date, and annually thereafter as part of our annual planning process. Mr. Greeno will also be eligible to receive awards of stock options, restricted stock or other equity awards pursuant to any plans or arrangements we may have in effect from time to time.

Subject to the Board’s approval, we will grant Mr. Greeno two options (each, an “Option,” and together, the “Options”) to purchase that number of shares of the Registrant’s common stock equal to five percent (5%) of the Registrant’s outstanding equity on the date of grant, calculated on a diluted basis and taking into account any equity commitments to other employees that were made as of the Start Date and which remain outstanding as of the grant date (the “Share Number”). The first Option will be granted, subject to Board approval, on the Effective Date with respect to twenty-five percent (25%) of the Share Number at an exercise price of $0.75 per share and will be fully vested and immediately exercisable on the date of grant. The second Option will be granted, subject to Board approval, at a date determined by the Board, but no later than October 1, 2007, and will be granted with respect to seventy-five percent (75%) of the Share Number. The second Option will vest and become exercisable as to 1/16th of the shares subject to the Option on each three (3)-month anniversary of the Start Date, subject to Mr. Greeno’s continued service with the Registrant through each such date. Each Option will have a maximum term of five (5) years. The second Option will have an exercise price equal to the fair market value of the underlying shares as of the date of grant of the relevant Option, calculated in a manner intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). Each Option will be subject to the terms and conditions of the equity award grant agreements between us and Mr. Greeno. Notwithstanding the foregoing or anything in the Agreement to the contrary, except in the event of a “change of control” (as defined in the Agreement), if before the one (1) year anniversary of the Start Date (A) we terminate Mr. Greeno’s employment with the Registrant for “cause” (as defined in the Agreement) or (B) Mr. Greeno voluntarily resigns from his employment with us for any or no reason except “good reason” (as defined in the Agreement), the vested shares subject to the Options will be held in escrow until the one (1) year anniversary of the Start Date.

Mr. Greeno will be eligible to participate in accordance with the terms of all our employee benefit plans, policies and arrangements that are applicable to our other senior executive officers, as such plans, policies and arrangements may exist from time to time. Mr. Greeno will be entitled to paid vacation of four (4) weeks per year in accordance with our vacation policy, prorated for calendar year 2007. The timing and duration of specific vacations will be mutually and reasonably agreed to by us and Mr. Greeno. We will reimburse Mr. Greeno for reasonable travel, entertainment and other expenses incurred by Mr. Greeno in the furtherance of the performance of his duties under the Agreement, in accordance with our expense reimbursement policy as in effect from time to time.

In the event Mr. Greeno’s employment with us terminates for any reason, Mr. Greeno will be entitled to any (a) unpaid Base Salary accrued up to the effective date of the termination, (b) unpaid, but earned and accrued Annual Bonus for any completed fiscal year as of his termination of employment, provided Mr. Greeno was not terminated for “cause” (as defined in the Agreement) that was attributable to conduct during the performance period, (c) pay for accrued but unused vacation, (d) benefits or compensation as provided under the terms of any employee benefit and compensation agreements or plans applicable to Mr. Greeno, (e) unreimbursed expenses required to be reimbursed to Mr. Greeno, and (f) rights to indemnification Mr. Greeno may have under our Articles of Incorporation, Bylaws, the Agreement, or separate indemnification agreement, as applicable.

If (i) we terminate Mr. Greeno’s employment without “cause” (as defined in the Agreement), (ii) Mr. Greeno resigns from his employment with us for “good reason” (as defined in the Agreement), or (iii) Mr. Greeno resigns from his employment with us for any or no reason within one hundred eighty (180) days following a “change of control” (as defined in the Agreement), then subject to other provisions in the Agreement, Mr. Greeno will receive: (i) continuing payments of severance pay at a rate equal to his Base Salary as then in effect for twelve (12) months form the date of such termination, (ii) the Annual Bonus for the fiscal year in which Mr. Greeno’s employment under the Agreement terminated, which shall be prorated to reflect the number of days of the fiscal year during which Mr. Greeno was employed by us, and (iii) the same level of health (i.e. medical, vision and dental) coverage and other benefits as in effect for Mr. Greeno, and, if applicable, Mr. Greeno’s dependents, on the day immediately preceding Mr. Greeno’s termination at the same costs to him as was in effect on the day prior to his separation from service; provided, however, that (1) Mr. Greeno constitutes a qualified beneficiary, as defined in Section 4980B(g)(1) of the Code, and (2) Mr. Greeno elects continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), within the time period prescribed pursuant to COBRA. We will reimburse Mr. Greeno’s COBRA premiums until the earlier of (A) twelve (12) months from Mr. Greeno’s termination, or (B) until Mr. Greeno obtains substantially similar coverage under another employer’s group insurance plan.

If (i) we terminate Mr. Greeno’s employment for “cause”, (ii) Mr. Greeno’s employment terminates due to death or “disability” (as defined in the Agreement), or (iii) Mr. Greeno resigns his employment with us without “good reason” (other than a resignation that is within one hundred eighty (180) days following a “change of control”, then (1) all vesting will terminate immediately with respect to Mr. Greeno’s outstanding equity awards, (2) all payments of compensation by us to Mr. Greeno hereunder will terminate immediately (except as to amounts already earned, including unused and accrued vacation), and (3) Mr. Greeno will not be eligible for severance or other benefits, except in accordance with any generally applicable Registrant plans or policies as are then in effect.

If we undergo a “change of control” before the one (1) year anniversary of the Start Date, fifty percent (50%) of the unvested shares subject to Mr. Greeno’s outstanding equity awards will immediately vest and become exercisable or released from our repurchase or reacquisition right. If we undergo a “change of control” on or after the one (1) year anniversary of the Start Date, one hundred percent (100%) of the unvested shares subject to Mr. Greeno’s outstanding equity awards will immediately vest and become exercisable or released from our repurchase or reacquisition right.

If in the course of Mr. Greeno’s employment with us, he incorporates into any invention, improvement, development, product, copyrightable material or trade secret any invention, improvement, development, concept, discovery or other proprietary information owned by him or in which he has an interest, we are granted and shall have a nonexclusive, royalty-free, irrevocable, perpetual, worldwide license to make, have made, modify, use and sell such item as part of in connection with such product, process or machine. Mr. Greeno agrees that he will promptly make full written disclosure to us, will hold in trust for our sole right and benefit, and assign to us, or its designee, all his right, title, and interest in and to any and all inventions, original works of authorship, developments, concepts, improvements or trade secrets, whether or not patentable or registrable under copyright or similar laws, which Mr. Greeno may solely or jointly conceive or develop or reduce to practice, or cause to be conceived or developed or reduced to practice, during the period of time Mr. Greeno is in our employ.

Mr. Greeno agreed to the confidentiality, non-competition and non-solicitation provisions of the Agreement.

On November 1, 2006, we entered into an employment agreement with Gerald Olderman, its Vice President of R & D and Commercialization. Mr. Olderman has an annual salary of $132,000 per year, subject to adjustment by the Compensation Committee of the Board of Directors (“Board”) based on new revenue streams and increases in our shareholder value. Mr. Olderman will receive a signing bonus of $100,000 in cash. This signing bonus will vest as follows, $25,000 will vest immediately, $25,000 will vest upon service through February 1, 2007, $25,000 will vest upon service through May 1, 2007, and $25,000 will vest upon service through August 1, 2007. We have the option of paying the signing bonus any time up to the 24 months from the effective date of the agreement based on our cash flows. We also granted Mr. Olderman 45,000 shares of restricted common stock. Mr. Olderman will be entitled to 4 weeks of paid vacation and three additional days for every additional year of employment. The Board of Directors may not approve any change of control unless the acquiring corporation assumes responsibility for this Agreement and all payments due hereunder. In addition, all options, warrants and common stock under this Agreement shall become immediately vested upon such change of control. The agreement has a term of one year and shall automatically renew unless the Board of Directors acts to terminate the Agreement. Mr. Olderman may terminate this agreement by giving us one month’s notice. We may terminate the Agreement without just cause provided that it pays Mr. Olderman a settlement payment of 12 months of monthly compensation plus immediate vesting of all stock options previously granted. Mr. Olderman will be deemed to be terminated without just cause if we unilaterally changes his level of responsibility and compensation or if we appoints any individual other than Mr. Olderman to the position of Vice President of R & D and Commercialization. Mr. Olderman agrees to tender his resignation and release us from all obligations to pay any further amounts in consideration of the settlement payment. We are entitled to terminate the agreement and Mr. Olderman’s employment for just cause without any notice.

Prior to November 1, 2006, Mr. Olderman served in the same capacity as our Vice President of Research and Development and Commercialization under a consulting agreement with a monthly compensation of $10,000 since July 2005. Mr. Olderman has served this capacity since July 2000.

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

The following table sets forth, as of September 19, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement, which could result in a change in our control.

The following table assumes, based on our stock records, that there are 30,608,401 shares issued and outstanding as of September 19, 2007.

The following table sets forth the ownership of our common stock by:

▪	Each stockholder known by us to own beneficially more than 5% of our common stock;
▪	Each executive officer;
▪	Each director or nominee to become a director; and
▪	All directors and executive officers as a group.

Name and Address of Beneficial Owner(A)	Shares Beneficially Owned
	Number	Percent
Michael R. Granito, Chairman and Director	14,186,466 (1)	36.0%
Phronesis Partners, L.P. David S. Lerner, President and Director	7,692,403 (2) 4,541,922 (3)	19.5% 11.5%
J. Ladd Greeno, Chief Executive Officer and Director	574,816 (4)	1.5%
Paul G. Cerjan, Director	945,167 (5)	2.4%
George E. Friel, Director	552,205 (6)	1.4%
Gerald M. Olderman, Director and Vice President	953,128 (7)	2.4%
Gregory S. Schultz, Director and Vice President	1,131,680 (8)	2.9%
Richard F. Caffrey, Director	139,655 (9)	0.4%
Cheryl L. Turnbull, Director	28,205 (10)	0.1%
Natasha A. Sorobey, Corporate Secretary	744,547 (11)	1.9%
Nam H. Nguyen, Chief Financial Officer	1,087,590 (12)	2.8%

All Quick-Med Directors and Officers as a Group (11persons)	32,577,785	82.7%

NOTES: (A) The address for each of the above is c/o Quick-Med Technologies, Inc., 3427 SW 42nd Way, Gainesville, Florida 32608.

            (1) Includes 377,205 shares issuable upon the exercise of options exercisable and 4,108,058 shares issuable upon conversion of the convertible debts within 60 days.

      (2)  Includes 504,695 shares issuable upon conversion of a convertible debt within 60 days. Phronesis Partners, L. P., Delaware Limited Partnership, is a hedge fund and has sole voting and sole dispositive power over 7,187,708 shares. The address for Phronesis Partners, L.P. is 180 East Broad Street, Suite 1704, Columbus, OH 43215.

(3) Includes 466,333 shares issuable upon the exercise of options exercisable within 60 days.

(4) Includes 574,816 shares issuable upon the exercise of options exercisable within 60 days.

(5) Includes 133,667 shares issuable upon the exercise of options exercisable within 60 days.

(6) Includes 105,705 shares issuable upon the exercise of options exercisable within 60 days.

(7) Includes 499,128 shares issuable upon the exercise of options exercisable within 60 days.

(8) Includes 353,180 shares issuable upon the exercise of options exercisable within 60 days.

(9) Includes 43,333 shares issuable upon the exercise of warrants exercisable within 60 days.

(10) Includes 28,205 shares issuable upon the exercise of warrants exercisable within 60 days.

  (11) Includes 205,000 shares issuable upon the exercise of warrants exercisable within 60 days.

(10) Includes 376,667 shares issuable upon the exercise of warrants exercisable within 60 days.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2007, we issued two 2007 senior convertible note payables to our Chairman and a major stockholder for $375,000 each. As of June 30, 2007, we received $303,160 from our Chairman and the remaining $71,840 in July 2007 totaling $375,000. We also received $125,000 from a major stockholder and expects to receive the remainder in September 2007. These two senior convertible note payables are secured by our revenues and assets. When these notes are fully funded, approximately $250,000 are to be allocated and restricted for payment of the chief executive officer’s salary for the next twelve months. We may prepay the principal and interest upon meeting certain cash flow requirements and the approval of our board.

In addition, we combined our other outstanding note payables to our Chairman totaling $208,955 into a single note with the same annual interest rate and extended the maturity date to 2010. This senior convertible note is also secured by our revenues and assets with the same priority as the 2007 senior convertible notes.

In June 2006, the Company issued a note payable to its Chairman for $132,950 with an 8% interest rate per annum and a maturity date of October 1, 2007. This note was combined into a $208,955 single convertible note in June 2007 as described above.

In September 2003, the Company negotiated a successor agreement with its Chairman regarding the line of credit, which became a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The convertible note is secured by the assets and revenues of the Company, which has the same priority as other senior convertible note payables. The note plus accrued interest will be convertible at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. During the year ended June 30, 2006, the maturity date of the note was extended until October 1, 2007. In January 2007, the Chairman agreed to extend the maturity date of the note until April 1, 2008. In June 2007, the maturity date of the 2003 senior convertible note was extended to June 2010.

During the period ended June 30, 2007, the Company paid accrued interest on the 2003 senior convertible note for the three quarters by issuing the note payables for the interest amounts owed for the respective periods. For the fourth quarter of the year ended June 30, 2007, the interest was accrued to be paid at the maturity date extended to June 2010. These note payables were combined into a $208,955 single convertible note in June 2007 as describe above.

During the year ended June 30, 2006, the Company paid the accrued interest on the 2003 senior convertible note of $94,887 in accordance with the Board of Directors written resolution (without the Chairman’s participation) to clarify and confirm the interest payment terms. Under the terms of the interest payment, the Company will pay the interest on the note for the previous quarter within 10 business days subsequent to the end of the quarter.  At June 30, 2006, the accrued interest on the long term convertible note to our Chairman was $18,864. On July 1, 2006, we issued a short term note to our Chairman for the accrued interest amount of $18,864 at the 8% interest rate per annum. This note was combined into a $208,955 single convertible note in June 2007 as described above.

At June 30, 2007 and 2006, we paid $7,531 and $6,900, respectively on behalf of our President for the sub-lease of office space. The term of the sub-lease is a month to month period.

During the year ended June 30, 2007, the Company received several short-term loans at 8% interest rate per annum totaling approximately $19,500 from an officer of the Company, which was repaid fully by June 30, 2007.

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

ITEM 13.	EXHIBITS
(a) Exhibits

Exhibit Number	Description

2.1	Merger Agreement dated March 19, 2001 between Above Average
Investments Ltd. and Quick-Med Technologies, Inc. (1)

2.2	Amendment to Merger Agreement (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Quick-Med Technologies MMP License Agreement (1)

10.2	Quick-Med Technologies Stock Option Plan (1)

10.3	Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Chemical Defense (1)

10.4	Financing Agreement with Euro Atlantic Capital Corporation (1)

10.5	Consulting Agreement - Gregory Schultz (1)
10.5.1	Consulting Agreement - Christopher Batich (1)
10.5.2	Consulting Agreement - Bruce Mast (1)
10.5.3	Consulting Agreement - William Toreki (1)

10.6	Note issued to Michael Granito by Quick-Med Technologies (1)
10.6.1	Note Senior Convertible Note issued to Michael Granito filed herewith
10.6.2	2007 Senior Convertible Note issued to Michael Granito filed herewith

10.7	2007 Senior Convertible Note issued to Phronesis Partners, L.P. filed herewith.7

10.8	License Agreement with University of Michigan filed herewith (Portions of the exhibit have been omitted pursuant a request of confidential treatment)

10.9	Employment Agreement with Gerard Bencen (1)

10.10	Research and Development Agreement with The Collaborative Group, Ltd. (2)

10.11	Agreement Between Noville and Quick-Med Technologies, Inc. (3)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Assignment of Patent for Wound Care (1)

99.4	Assignment of Patent for Mustard Gas (1)

99.5	Assignment of Patent for Anti-wrinkle cream (1)

NOTES:
(1)  Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2002
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended September 30, 2002

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2007 and June 30, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered including a review of SEC registration statement filing. "Audit Related Fees" consisted of consulting regarding accounting issues.

June 30, 2007			June 30, 2006
(i)	Audit Fees	$ 38,500	$ 35,500
(ii)	Audit Related Fees	$ 0	$5,000
(iii)	Tax Fees	$ 7,185	$5,000
(iv)	All Other Fees	$ 0	$ 0

While we have established an audit committee of the Board of Directors, we have not established a pre-approval policy. All services provided by the auditors for fiscal 2007 were accepted by the audit committee and approved by the full Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

QUICK-MED TECHNOLOGIES, INC.

Date: September 28, 2007             By: /s/ J Ladd Greeno
___________________________________
J Ladd Greeno
Chief Executive Officer and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, the Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. LADD GREENO	Chief Executive Officer and Director	September 28, 2007
J. Ladd Greeno

/s/ DAVID S. LERNER	President and Director	September 28, 2007
David S. Lerner

/s/ MICHAEL R. GRANITO	Chairman of the Board	September 28, 2007
Michael R. Granito

/s/ PAUL G. CERJAN	Director	September 27, 2006
Paul G. Cerjan

/s/ GREGORY S. SCHULTZ	Vice President, Laboratory &	September 28, 2007
Gregory S. Schultz	Clinical Research, and Director

/s/ GEORGE E. FRIEL	Director	September 28, 2007
George E. Friel

/s/ GERALD M. OLDERMAN	Vice President, Research	September 28, 2007
Gerald M. Olderman	& Development and
Commercialization, and Director

/s/ RICHARD CAFFREY	Director	September 28, 2007
Richard F. Caffrey

/s/ CHERYL TURNBULL	Director	September 28, 2007
Cheryl L. Turnbull

/s/ NAM H. NGUYEN	Chief Financial Officer	September 28, 2007
Nam H. Nguyen	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Quick-Med Technologies, Inc.

We have audited the accompanying balance sheets of Quick-Med Technologies, Inc. as of June 30, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the years ended June 30, 2007 and 2006, and has a net capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
September 28, 2007

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2007 AND 2006

ASSETS
	2007	2006

Current assets:
Cash and cash equivalents	$115,719	$184,142
Accounts receivable	385,596	45,001
Total current assets	501,315	229,143

Property and equipment, net	30,711	15,804

Other assets:
Prepaid expenses	5,170	4,980
Intangible asset, net	427,695	275,766
Total other assets	432,865	280,746
Total assets	$964,891	$525,693

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$766,685	$218,949
Unearned revenue	88,214	-
Accrued expenses	16,298	25,706
Total current liabilities	871,197	244,655

License payable	160,000	160,000
Long-term liability - convertible note payable - related party	126,808	132,950
Long-term liability - convertible note payable - director	1,818,147	1,268,625
Total liabilities	2,976,152	1,806,230

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,603,483 and 30,221,215 shares issued
and outstanding at June 30, 2007 and 2006, respectively	3,060	3,022
Additional paid-in capital	11,772,573	11,506,487
Outstanding stock options	1,909,129	1,399,959
Accumulated deficit	(15,696,023)	(14,190,005)
Total stockholders' deficit	(2,011,261)	(1,280,537)
Total liabilities and stockholders' deficit	$964,891	$525,693

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006

Revenues
Product sales	$1,380,869	$982,941
Research and development service	496,889	72,500
License fees	75,000	175,000
	1,952,758	1,230,441

Expenses:
Cost of sales	277,828	187,158
Research and development	1,526,857	1,136,851
General and administrative expenses	1,342,072	1,173,148
Licensing and patent expenses	321,263	319,960
Depreciation and amortization	61,823	50,021
Total expenses	3,529,843	2,867,138

Loss from operations	(1,577,085)	(1,636,697)

Other income (expense):
Interest income	935	11,638
Interest expense	(96,368)	(76,005)
Other income	166,500	-

Loss before income taxes	(1,506,018)	(1,701,064)

Provision (benefit) for income taxes	-	-

Net loss	$(1,506,018)	$(1,701,064)

Net loss per share (basic and diluted)	$(0.05)	$(0.06)

Weighted average common
shares outstanding (basic and diluted)	30,361,210	30,082,797

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2005	29,730,519	2,973	$11,194,222	$(12,488,941)	$ 939,537	$ (352,209)

Stock issuance for cash	154,118	15	113,538	-	-	113,553
Stock options granted for services	-	-	-	-	491,922	491,922
Stock issued for services	161,578	17	137,494	-	-	137,511
Exercise of stock options	175,000	17	61,233	-	(31,500)	29,750
Net loss, July 1, 2005 to June 30, 2006	-	-	-	(1,701,064)	-	(1,701,064)

Balance, June 30, 2006	30,221,215	3,022	$11,506,487	$(14,190,005)	$ 1,399,959	$(1,280,537)

Stock issued for cash	100,000	10	78,990	-	-	79,000
Stock options granted for services	-	-	-	-	527,753	527,753
Stock issued for services	151,434	15	145,376	-	-	145,391
Exercise of stock options and warrants	130,834	13	41,720	-	(18,583)	23,150
Net loss, July 1, 2006 to June 30, 2007	-	-	-	(1,506,018)	-	(1,506,018)

Balance, June 30, 2007	30,603,483	3,060	$11,772,573	$(15,696,023)	$ 1,909,129	$(2,011,261)

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,506,018)	$(2,931,505)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	61,823	50,021
Stock granted for services	145,391	137,511
Stock-based compensation	527,753	491,922
(Increase) decrease in:
Accounts receivable	(340,595)	4,107
Prepaid expenses	(189)	7,456
Increase (decrease) in:
Accounts payable	547,736	112,509
Accrued interest	39,215	(18,882)
Other current liabilities	97,669	-
Net cash used in operating activities	(427,215)	(2,146,861)

Cash flows from investing activities:
Purchase of fixed assets	(22,666)	(9,813)
Patents	(205,992)	(10,187)
Net cash used in investing activities	(228,658)	(20,000)

Cash flows from financing activities:
Issuance of common stock for cash, net	79,000	113,553
Proceeds from stock option exercise	23,150	29,750
Proceeds from note payable - officer	19,500	-
Repayment of note payable - officer	(19,500)	-
Increase in notes payable - related party	125,000	-
Increase in notes payable - director	360,300	132,950
Net cash provided by financing activities	587,450	276,253

Net decrease in cash and cash equivalents	(68,423)	(1,890,608)
Cash and cash equivalents at beginning of period	184,142	844,309
Cash and cash equivalents at end of period	$115,719	$(1,046,299)

Supplementary Information:

Cash paid for:
Interest	$-	$94,886
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Shares issued in settlement of payable	$12,000	-
Stock options granted for services	$527,753	$270,860

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Founded in April 1997, Quick-Med Technologies Inc. (the ”Company”) is a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. The Company’s two core technologies under development are: (1) MultiStat™, a family of advanced patented methods and compounds shown to be effective in skin therapy applications; and (2) Novel Intrinsically MicroBonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications. Currently, MultiStat™ has been developed in a cosmetic product line with  anti-aging products. MultiStat™ is also being employed in a drug product line as a post-injury treatment for mustard gas exposure, with the initial product currently at a developmental state of development in partnership with the U.S. Army. Quick-Med Technologies Inc.’s NIMBUS technology has initially been targeted at (a) medical device, including advanced wound dressing products, and (b) several enhanced consumer products, including order-controlled products (e.g. apparel or hygiene), and antibacterial related products. In each instance, the Company intends to form joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

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

For the remainder of the year ending June 30, 2008, the Company will need additional cash infusions to meet its operating expenses. The Company’s common stock began trading on September 4, 2002 on the OTC Bulletin Board and the Company intends to raise additional equity or debt. The Company may also secure strategic partnerships or other joint ventures to either conduct its research or fund a portion of the expenses. No assurances can be made that we will be successful in these activities. Should the events not occur, the financial statements will be materially effected.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of June 30, 2007 represents amounts due from the customers including BASF Catalysts, LLC, a wholly- owned subsidiary of BASF (“BASF”), Hanesbrands Inc., and U.S. Army, and is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share are computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.   For the years ended June 30, 2007 and 2006, 4,738,238 and 3,825,802 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share.

Revenue Recognition

The Company recognizes the revenue of its royalties from the sale of products by BASF under the master agreement for product development, manufacturing and distribution (the “Master Agreement”). The Company also recognizes the revenue from the non-refundable exclusivity license fee derived from BASF under the Master Agreement and Derma Sciences Inc. on a pro rata basis over the term of the related exclusive license agreements. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement. Further, the Company recognizes the exclusive option fee as revenue on a pro rata basis over the term of the related exclusive option agreement. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement. Revenues from the small business innovation research program and the US Army medical research program are recognized based on the research work performed in accordance with the program requirements.

Unearned Revenue

The amount of unearned revenue represents the exclusive option fee, the license fee, and advance royalty fee yet to be earned on a pro rata basis over the exclusive option period of the related option and license agreements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS No. 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The Company adopted SFAS 123R beginning in the first quarter of the fiscal year 2006 using the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to all outstanding and unvested share-based payment awards at the adoption date. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's common stock on the date of grant.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. As of June 30, 2007, the Company’s cash levels exceeded the federally insured limit but were maintained with a high quality institution and management is regularly monitoring its cash position. As of June 30, 2007, all of the Company’s accounts receivable were derived from BASF, Hanesbrands Inc., US Army, and other. The credit risk of the accounts receivable is considered limited given the customers credit rating. There were no write-offs of uncollectible receivable during the year ended June 30, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no impact on reported net loss.

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments are accounts receivable, accounts payable and notes payable. The carrying values of accounts receivable and accounts payable approximate fair values based on their short-term nature. The recorded values of the notes payable, including the convertible debt, approximate their fair values based on the equivalent market data and the interest rate approximates the market rate.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2007 and 2006:

	2007	2006

Computer equipment	$23,822	$21,134
Equipment	29,575	9,597
Less: accumulated depreciation	(22,686)	(14,927)
Net property and equipment	$30,711	$15,804

Depreciation expense for the years ended June 30, 2007 and 2006 was $7,759 and $4,815, respectively.

NOTE 5 - INTANGIBLE ASSETS

License Agreement

The Company has a license agreement with two inventors (“Licensors”) for the worldwide rights to the MMP inhibitors and uses thereof. The license agreement transfers to the Company the technology that is the subject of issued patents as well as pending patent applications, which were filed by the original inventors. The licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents or the license agreement. The U.S. patents expire beginning November 2007 through November 2016 and the international patents expire beginning on November 21, 2011 through December 8, 2019. Accumulated amortization for the years ended June 30, 2007 and 2006 was $295,359 and $241,296, respectively.

The Company assesses whether its intangible assets are impaired as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” based on an evaluation of undiscounted projected cash flows through the remaining useful lives. If impairment exists, the amount of such impairment is calculated as the estimated fair value of the assets.

Under the terms of the license agreement, the Company paid $200,000 and granted 160,000 shares of common stock valued at $0.05 per share and granted 160,000 stock options. The stock options are valued at the estimated minimum value in accordance with SFAS 123 of $8,000. In order to maintain the Company’s exclusive rights to the licenses, the agreements require total payments of $260,000 if certain milestones regarding the proof-of-concept and development of a prototype are reached. If a milestone on the “Civilian Chemical Burn” and “Other topical Medical Uses” categories is not met by the third anniversary of the agreement, the licenses granted within these categories become nonexclusive. The Company elected not to pay each inventor $25,000 per year until all such milestones are met. At June 30, 2007 and 2006, the balance due under the license agreement is $160,000.

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

In June 2007, the Company and the Regents of the University of Michigan (“Michigan”) entered into an agreement whereby Michigan gave the Company worldwide exclusive rights including sub-license rights to the use of its patents and patent applications of the uses of MMP inhibitors from the effective date of the agreement until the earlier of the date that no licensed patents remain enforceable patents or the default event. In addition to the initial license fee of $80,000, the Company will pay a 4% royalty rate of the net sales, 20% of the sublicense income, the annual fee of $50,000 for 2008 and 2009, $75,000 for 2010 and $100,000 in 2011 and in each year thereafter during the term of the agreement. The Company will also reimburse Michigan for the maintenance patent fee of $13,000 each period no later than December 31, 2007, 2008 and 2009.

During the fiscal year 2006, the Company was issued both US and international patents for its NIMBUS technology on “Intrinsically Bactericidal Absorbent Dressing And Method Of Fabrication”. These patents expire on December 8, 2019. The total capitalized costs for this issued patent were $35,470 and are being amortized over the life of the patents.

During the fiscal year 2007, the Company filed a number of US and international patent applications for its NIMBUS technology and applied for certain trademarks. As of June 30, 2007, the total capitalized costs for the patent applications and trademarks were $14,642.

	June 30, 2007		June 30, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets

License agreement	$648,123	$(295,359)	$461,660	$(241,296)
Patents in process	74,931	-	55,402	-
Total	$723,054	$(295,359)	$517,062	$(241,296)

NOTE 5 - INTANGIBLE ASSETS, continued

Amortization of patents in process commences when the patents are issued.

	June 30, 2007		June 30, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Aggregate Amortization Expense

For the years ended	$54,063	$295,359	$45,206	$241,296

Estimated Amortization Expense	Amount

For the year ended June 30, 2008	$61,890
For the year ended June 30, 2009	$61,890
For the year ended June 30, 2010	$61,890
For the year ended June 30, 2011	$19,271
Thereafter	$-

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal 2007

In July, August and September 2006, the Company issued a total of 10,352 shares of restricted common stock for payment of services provided by two consultants. The amount charged to operations was $11,481, the value of the shares on the dates issued.

In September 2006, the Company issued 33,334 shares of restricted common stock for an aggregate exercise price of $5,000 or $0.15 per share resulting from the exercise of a stock option.

In October, November and December 2006, the Company issued a total of 10,511 shares of restricted common stock for payment of services provided by two consultants. The amount charged to operations was $12,326, the value of the shares on the dates issued.

In November 2006, the Company issued 45,000 shares of restricted common stock as part of an employee compensation package. The amount charged to operations was $45,000, the value of the shares on the dates issued.

In December 2006, the Company issued 75,000 shares of restricted common stock as a payment to a licensor for certain licensing rights. The amount capitalized to intangible assets was $67,500, the value of the shares on the dates issued.

In January, February and March 2007, the Company issued a total of 5,148 shares of restricted common stock for payment of services provided by a consultant. The amount charged to operations was $4,778, the value of the shares on the dates issued.

In February 2007, the Company issued 30,000 shares of restricted common stock for an aggregate exercise price of $6,000 or $0.20 per share resulting from the exercise of a warrant.

In April, May and June 2007, the Company issued a total of 5,423 shares of restricted common stock for payment of services provided by a consultant. The amount charged to operations was $4,306, the value of the shares on the dates issued.

In May 2007, the Company issued 100,000 shares of restricted common stock for an aggregate exercise price of $79,000 or $0.79 per share for cash.

In June 2007, the Company issued 67,500 shares of restricted common stock for an aggregate exercise price of $12,150 or $0.18 per share resulting from the exercise of a warrant as part of the settlement of a payable.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT), continued

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

In November and December 2005, the Company issued a total of 13,324 shares of restricted common stock for payment of services provided by two consultants. The amount charged to operations was $10,514, the value of the shares on the dates issued.

In February 2006, the Company issued a total of 100,000 shares of restricted common stock for an aggregate purchase price of $80,000 or $0.80 per share for cash.

In January, February and March 2006, the Company issued a total of 5,071 shares of restricted common stock for payment of services provided by a consultant. The amount charged to operations was $5,948, the value of the shares on the dates issued.

In April, May and June 2006, the Company issued a total of 7,627 shares of restricted common stock for payment of services provided by consultants. The amount charged to operations was $12,050, the value of the shares on the dates issued.

NOTE 7 - COMMITMENTS

The Company leases an equipped laboratory in Gainesville, Florida. The lease expires in March 2009. Rent expense for the years ended June 30, 2007 and 2006 was approximately $19,000 and $18,000, respectively.

The following is a schedule of minimum future payments on the operating lease as of June 30, 2007:

For The Years Ending June 30,

2008	$18,384
2009	22,214
2010 and thereafter	-
Total	$40,598

NOTE 8- STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (the “Plan”) on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. On December 13, 2004, the shareholders approved the Plan and ratified the amendment to increase the total number of shares to be granted under the Plan from 3,000,000 to 4,000,000 effective November 1, 2004.

In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS No. 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The Company adopted SFAS 123R beginning in the first quarter of the fiscal year 2006 using the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to all outstanding and unvested share-based payment awards at the adoption date. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's common stock on the date of grant.

On September 9, 2005, the Board of Directors (the “Board”) granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005 and all shares were immediately vested. In addition, the Board granted 710,000 stock options and 175,000 warrants to our employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005. The stock options and warrants were vested one-third immediately, one-third were vested on July 1, 2006 and the remaining one-third will be vested on July 1, 2007, assuming the person receiving the equity awards is employed by the Company at the time of vesting. The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant. The weighted average grant date fair value of options was $0.72 per share based on the Black-Scholes option-pricing model. The options and warrants expire five years from the date of grant.

The weighted average grant date fair value of options granted during the fiscal year ended June 30, 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Assumptions utilized to value options are as follows:

Risk-free interest rate  4.75% to 6%
Expected life (years)  5
Expected volatility  50% to 138%
Expected dividends  None

On December 20, 2006, the Company issued 790,770 stock options to the board members, the management, the employees, and the consultants for their services. These options have an exercise price of $1.05 per share. The stock options were vested one-third immediately, one-third will be vested on December 20, 2007 and the remaining one-third will be vested on December 20, 2008, assuming the person receiving the equity awards is employed by the Company at the time of vesting. The weighted average grant date fair value of options was $0.69 per share based on the Black-Scholes option-pricing model. The options expire five years from the date of grant.

During 2002, 1,140,000 unqualified options were granted under the Plan. The exercise prices for 990,000 and 150,000 of the options were $2.84 and $0.95, respectively, representing the average trading price of the Company’s stock during the first 30 days after commencement of the stock trading on the Over the Counter (“OTC”) Market. The vesting provisions for 100,000 of the options are immediate and the remainder of the 1,040,000 options vested one-third on January 15, 2002, one third on January 15, 2003, and one-third on January 15, 2004. All of the options were expired or forfeited as of June 30, 2007.

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

NOTE 8 - STOCK OPTIONS AND WARRANTS, continued

On October 1, 2004, the Company granted 50,000 unqualified options to a consultant, one third of which vested immediately, one third vested on July 1, 2005 and the remaining one third vested on July 1, 2006. The options had an exercise price of $0.15, the closing trading price at the grant date. Using the Black Scholes option pricing model, $4,333 of compensation expense was recorded during this fiscal year period. All the options expire five years after the grant date. On June 29, 2005, 16,666 options were exercised for an aggregate price of approximately $2,500. On September 15, 2006, 33,334 options were exercised for an aggregate price of approximately $5,000.

A summary of options for the years ended June 30, 2007 and 2006 is shown below:

	June 30, 2007		June 30, 2006
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	2,779,834	$1.33	3,069,834	$1.73
Granted	790,770	1.05	710,000	0.80
Exercised	(33,334)	0.15	(175,000)	0.17
Forfeited	(15,000)	0.80	-	-
Expired	(765,000)	3.69	(825,000)	2.61
Outstanding at end of period	2,757,270	$0.61	2,779,834	$1.33
Exercisable at end of period	2,371,885		2,543,167
Available for issuance at end of period	1,034,396		1,028,500

During the year ended June 30, 2007, the Company issued 37,640 common stock warrants to consultants as part of the payment for their services. These warrants were accounted for in accordance with the provisions of SFAS 123R. These warrants are vested immediately with fair market values ranging from $0.62 per share to $1.25 per share and the total cost of approximately $36,000. Approximately 97,500 warrants were exercised for an aggregate price of approximately $18,150.

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

NOTE 8 - STOCK OPTIONS AND WARRANTS, continued

Assumptions utilized to value warrants are as follows:

Risk-free interest rate  6.00%
Expected life (years)  5
Expected volatility  73% to 138%
Expected dividends  None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the years ended June 30, 2007 and 2006:

	June 30, 2007		June 30, 2006
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	913,968	$0.37	718,048	0.24
Granted	37,640	0.96	195,920	0.84
Exercised	(97,500)	0.19	-	-
Expired or forfeited	-	-	-	-
Outstanding at end of period	854,108	$0.56	913,968	$0.37
Exercisable at end of period	854,108		697,302

NOTE 9 - INCOME TAXES

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

The (provision) benefit for income taxes consists of the following:

		2007	2006
Current		$-	$-
Deferred		-	-
	$		$-

Deferred tax assets for June 30, 2007 and 2006 consist of the following:

	2007	2006
Deferred tax asset:
Depreciation and amortization	$1,303	$1,303
Stock based compensation	2,327,030	2,099,127
Net operating loss carry forward	3,242,236	2,903,954
Research tax credit	7,203	7,203
Less: valuation allowance	(5,577,772)	(5,011,587)
Deferred tax asset	$-	$-

NOTE 9 - INCOME TAXES, continued

Valuation allowance:
Beginning of year	(5,011,587)	(4,659,761)
Decrease (increase) during the year	(566,185)	(351,826)
Ending balance	(5,577,772)	(5,011,587)
Net deferred taxes	$-	$-

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended June 30, 2007 and 2006, is as follows:
		2007	2006

Federal income tax at statutory rate of 34%		$(511,568)	$(576,031)
State tax, net of federal benefit		(54,617)	(61,500)
Other		-	(1,128)
Valuation allowance		566,185	638,659
	$		$-

As of June 30, 2007, the Company had a net operating loss carry forward of approximately $8,616,093 which will begin to expire in 2019.
NOTE 10 - NOTES PAYABLE

		Interest	Conversion
Director	Maturity	Rate	Price	June 30, 2007
2003 Senior Convertible Note	2010	6%	$0.38	$1,268,625
Senior Convertible Note	2010	8%	$0.74	208,955
2007 Senior Convertible Note	2010	8%	$0.74	303,160
Accrued interest				37,407
				1,818,147
Related Party
2007 Senior Convertible Note	2010	8%	$0.74	125,000
Accrued interest				1,808
				126,808

Total long term note payable				$1,944,955

Director				June 30, 2006
2003 Senior Convertible Note	2007	6%	$0.38	$1,268,625
Long term note payable	2007	8%	N/A	132,950
				$1,401,575

NOTE 10 - NOTES PAYABLE (Continued)

In June 2007, the Company issued two 2007 senior convertible note payables to its Chairman and a major stockholder for $375,000 each. As of June 30, 2007, the Company received $303,160 from its Chairman and the remaining $71,840 in July 2007 totaling $375,000. The Company also received $125,000 from a major stockholder and expects to receive the remainder in September 2007. These two senior convertible note payables are secured by the Company’s revenues and assets. When these notes are fully funded, approximately $250,000 are to be allocated and restricted for payment of the chief executive officer’s salary for the next twelve months. The Company may prepay the principal and interest upon meeting certain cash flow requirements and the approval of the board.

In addition, the Company combined its other outstanding note payables to its Chairman totaling $208,955 into a single note with the same annual interest rate and extended the maturity date to 2010. This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes. Further, the 2003 senior convertible note maturity date was extended until 2010.

In June 2006, the Company issued a note payable to its Chairman for $132,950 with an 8% interest rate per annum and a maturity date of October 1, 2007.

In September 2003, the Company negotiated a successor agreement with its Chairman regarding the line of credit, which became a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004. The convertible note is secured by the assets and revenues of the Company, which has the same priority as other senior convertible note payables. The note plus accrued interest will be convertible at a conversion rate of $0.38 per share. The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share. During the year ended June 30, 2006, the maturity date of the note was extended until October 1, 2007. In January 2007, the Chairman agreed to extend the maturity date of the note until April 1, 2008. In June 2007, the maturity date of this note was extended to June 2010.

During the period ended June 30, 2007, the Company paid accrued interest on the 2003 senior convertible note for the three quarters by issuing the note payables for the interest amounts owed for the respective periods. For the fourth quarter of the year ended June 30, 2007, the interest was accrued to be paid at the maturity date.

During the period ended June 30, 2006, the Company paid accrued interest on the convertible note of approximately $94,886. At June 30, 2006, the Company accrued interest on the convertible note of approximately $18,864. Effective July 1, 2006, the Company issued short term note payable for the unpaid quarterly accrued interest at an interest rate of 8% per annum.

NOTE 11 - RELATED PARTY TRANSACTIONS

As fully described in Note 10, the Company has several senior convertible note payables with its Chairman and a major stockholder during the years ended June 30, 2007 and 2006.

At June 30, 2007 and 2006, the Company paid $7,531 and $6,900 respectively year in rent payments to the President for the sub-lease of office space. The term of the sub-lease is for a month to month period.

During the year ended June 30, 2007, the Company received several short-term loans totaling approximately $19,500 from an officer of the Company, which was repaid fully by June 30, 2007.

NOTE 12 - SUBSEQUENT EVENTS

Effective February 1, 2007, the Company and HBI entered into a Development and Exclusive Option Agreement (the “Agreement”).  Under the Agreement, the Company granted to HBI an exclusive option (the “Option”) for a period of six months (“Option Period”) to obtain an exclusive license to our technology relating to  certain products produced by HBI (the “License Agreement”).  In consideration for the Option, HBI is obligated to pay the Company $45,000 every three month period during the Option Period. During the Option Period, HBI will run and complete certain studies, and upon the conclusion of these studies, HBI will provide us with notice of the final decision with respect to entering into the License Agreement. In September 2007, the Company was informed that HBI decided not to complete these studies. As a result, the Company and HBI mutually agreed not to extend the Option Period.