Form 10KSB/A
period 2007-06-30
QUICK MED TECHNOLOGIES INC
filed 2007-10-05
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

                                  AMENDEMENT NO. 1 ON
FORM 10-KSB/A
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB/A of Quick-Med Technologies, Inc. (the "Company") for the fiscal year ended June 30, 2007 is being filed in order to correct a typographic error to the financial statements. The “net loss” entry for the fiscal year ended June 30, 2006 in the Statement of Cash Flows was incorrect in the original filed report and has been corrected in this amendment. Such audited financial statements remain otherwise unchanged. This Amendment does not revise or update or in any way alter any other information or disclosures contained in such Annual Report.

QUICK-MED TECHNOLOGIES, INC.

ANNUAL REPORT
ON FORM 10-KSB/A
For the Year Ended June 30, 2007

INDEX

Page
PART I

PART II

PART III

Signatures	…………………………............................................................................................……	40

Index

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

This Form 10-KSB/A contains forward-looking statements based on our current expectations, assumptions and estimates and that involve risks and uncertainties. Any statements contained in this Form 10-KSB/A (including, without limitation, statements to the effect that we “estimate,” “expect,” “anticipate,” “plan,” believe,” “may” or “will” or statements concerning potential or opportunity or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Actual results could differ materially and adversely from those projected or anticipated in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including, without limitation, those risks and uncertainties described in the section entitled “Risk Factors” in this Form 10-KSB/A. We undertake no obligation to revise or update any such forward-looking statements.

Unless specified otherwise, as used in this Form 10-KSB/A, the terms “we,” “us,” “our,” the “Company” or “Quick-Med” refer to Quick-Med Technologies, Inc.

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

Index

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

Index

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

Index

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

Index
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

Index

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

Index

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

Index

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

Other Patent Related Agreements

We also have an agreement with Engelhard Coporation (now a unit of BASF) that provides Engelhard exclusive worldwide right to develop and market certain products relating to skin care that employ our Multistat™ family of MMPIs. The agreement is currently being renegotiated.  See discussion below.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our principal executive officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and our Chief Financial Officer have concluded that as of June 30, 2007, the end of the period covered by this amendment no. 1 to the Annual Report on Form 10-KSB/A, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Index

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held for our directors, executive officers and significant employees.

Our executive officers, key employees and directors are as follows:

Name	Age	Position
Michael R. Granito	56	Chairman of the Board
J. Ladd Greeno	58	Chief Executive Officer and Director
David S. Lerner	54	Founder, President, and Director
George E. Friel	65	Vice President, Chemical & Biological Affairs, and Director
Paul G. Cerjan	69	Vice President, Worldwide Military Affairs, and Director
Gerald M. Olderman	74	Vice President, Research & Development and Commercialization, and Director
Gregory S. Schultz	57	Vice President, Laboratory & Clinical Research, and Director
Richard F. Caffrey Cheryl L. Turnbull	65 47	Director Director
Nam H. Nguyen	50	Chief Financial Officer
Natasha A. Sorobey	38	Corporate Secretary, and Corporate & Investor Relations

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index
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

Index

ITEM 13.	EXHIBITS
(a) Exhibits

Exhibit Number	Description

2.1	Merger Agreement dated March 19, 2001 between Above Average
Investments Ltd. and Quick-Med Technologies, Inc. (1)

2.2	Amendment to Merger Agreement (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Quick-Med Technologies MMP License Agreement (1)

10.2	Quick-Med Technologies Stock Option Plan (1)

10.3	Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Chemical Defense (1)

10.4	Financing Agreement with Euro Atlantic Capital Corporation (1)

10.5	Consulting Agreement - Gregory Schultz (1)
10.5.1	Consulting Agreement - Christopher Batich (1)
10.5.2	Consulting Agreement - Bruce Mast (1)
10.5.3	Consulting Agreement - William Toreki (1)

10.6	Note issued to Michael Granito by Quick-Med Technologies (1)
10.6.1	Note Senior Convertible Note issued to Michael Granito filed herewith
10.6.2	2007 Senior Convertible Note issued to Michael Granito filed herewith

10.7	2007 Senior Convertible Note issued to Phronesis Partners, L.P. filed herewith.

10.8	License Agreement with University of Michigan filed herewith (Portions of the exhibit have been omitted pursuant a request of confidential treatment)

10.9	Employment Agreement with Gerard Bencen (1)

10.10	Research and Development Agreement with The Collaborative Group, Ltd. (2)

10.11	Agreement Between Noville and Quick-Med Technologies, Inc. (3)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Assignment of Patent for Wound Care (1)

99.4	Assignment of Patent for Mustard Gas (1)

99.5	Assignment of Patent for Anti-wrinkle cream (1)

NOTES:
(1)  Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2002
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended September 30, 2002

Index

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has caused this Amendment No. 1 to the Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

QUICK-MED TECHNOLOGIES, INC.

Date: October 5, 2007             By: /s/ J. Ladd Greeno
___________________________________
J. Ladd Greeno
Chief Executive Officer and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, the Amendment No. 1 to the Annual Report on Form 10-KSB/A has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. LADD GREENO	Chief Executive Officer and Director	October 5, 2007
J. Ladd Greeno

/s/ DAVID S. LERNER	President and Director	October 5, 2007
David S. Lerner

/s/ MICHAEL R. GRANITO	Chairman of the Board	October 5, 2007
Michael R. Granito

/s/ PAUL G. CERJAN	Director	October 5, 2007
Paul G. Cerjan

/s/ GREGORY S. SCHULTZ	Vice President, Laboratory &	October 5, 2007
Gregory S. Schultz	Clinical Research, and Director

/s/ GEORGE E. FRIEL	Director	October 5, 2007
George E. Friel

/s/ GERALD M. OLDERMAN	Vice President, Research	October 5, 2007
Gerald M. Olderman	& Development and
Commercialization, and Director

/s/ RICHARD CAFFREY	Director	October 5, 2007
Richard F. Caffrey

/s/ CHERYL TURNBULL	Director	October 5, 2007
Cheryl L. Turnbull

/s/ NAM H. NGUYEN	Chief Financial Officer	October 5, 2007
Nam H. Nguyen	(Principal Financial and Accounting Officer)

Index

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

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(1,506,018)	$(1,701,064)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	61,823	50,021
Stock granted for services	145,391	137,511
Stock-based compensation	527,753	491,922
(Increase) decrease in:
Accounts receivable	(340,595)	4,107
Prepaid expenses	(189)	7,456
Increase (decrease) in:
Accounts payable	547,736	112,509
Accrued interest	39,215	(18,882)
Other current liabilities	97,669	-
Net cash used in operating activities	(427,215)	(916,420)

Cash flows from investing activities:
Purchase of fixed assets	(22,666)	(9,813)
Patents	(205,992)	(10,187)
Net cash used in investing activities	(228,658)	(20,000)

Cash flows from financing activities:
Issuance of common stock for cash, net	79,000	113,553
Proceeds from stock option exercise	23,150	29,750
Proceeds from note payable - officer	19,500	-
Repayment of note payable - officer	(19,500)	-
Increase in notes payable - related party	125,000	-
Increase in notes payable - director	360,300	132,950
Net cash provided by financing activities	587,450	276,253

Net decrease in cash and cash equivalents	(68,423)	(660,167)
Cash and cash equivalents at beginning of period	184,142	844,309
Cash and cash equivalents at end of period	$115,719	$184,142

Supplementary Information:

Cash paid for:
Interest	$-	$94,886
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Shares issued in settlement of payable	$12,000	$-
Stock options granted for services	$527,753	$270,860

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