Form 10QSB
period 2007-09-30
QUICK MED TECHNOLOGIES INC
filed 2007-11-14
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes_______________ No_______________

Number of shares of common stock outstanding as of November 8, 2007: 30,691,124 index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
2007

Current assets:
Cash and cash equivalents	$71,714
Restricted cash	162,890
Accounts receivable	312,642
Total current assets	547,246

Property and equipment, net	28,041

Other assets:
Prepaid expenses	2,065
Intangible asset, net	419,959
Total other assets	422,024
Total assets	$997,311

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$917,815
Unearned revenue	71,428
Accrued expenses	10,002
Total current liabilities	999,245

License payable	160,000
Long-term liability - convertible note payable - related party	377,795
Long-term liability - convertible note payable - director	1,919,334
Total liabilities	3,456,374

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,623,624 shares issued
and outstanding	3,062
Additional paid-in capital	11,780,057
Outstanding stock options	2,233,094
Accumulated deficit	(16,475,276)
Total stockholders' deficit	(2,459,063)
Total liabilities and stockholders' deficit	$997,311

See accompanying notes to financial statements.

index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

Revenues
Product sales	$12,155	$466,427
Research and development service	295,547	-
License fees	41,786	-
	349,488	466,427

Expenses:
Cost of sales	2,440	93,312
Research and development	455,121	293,300
General and administrative expenses	552,794	237,641
Licensing and patent expenses	70,272	133,884
Depreciation and amortization	18,143	13,611
Total expenses	1,098,770	771,748

Loss from operations	(749,282)	(305,321)

Other income (expense):
Interest income	362	83
Interest expense	(30,333)	(22,247)
Other income	-	166,500

Loss before income taxes	(779,253)	(160,985)

Provision (benefit) for income taxes	-	-

Net loss	$(779,253)	$(160,985)

Net loss per share (basic and diluted)	$(0.03)	$(0.01)

Weighted average common
shares outstanding (basic and diluted)	30,607,600	30,228,317

index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2007	30,603,483	3,060	$11,772,573	$(15,696,023)	$1,909,129	$(2,011,261)

Stock options and warrants granted for services	-	-	-	-	326,065	326,065
Stock issued for services	5,141	1	3,135	-	-	3,136
Exercise of stock warrants	15,000	1	4,349	-	(2,100)	2,250
Net loss, July 1, 2007 to September 30, 2007	-	-	-	(779,253)	-	(779,253)

Balance, September 30, 2007	30,623,624	3,062	$11,780,057	$(16,475,276)	$2,233,094	$(2,459,063)

index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net loss	$(779,253)	$(160,985)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	18,143	13,611
Stock granted for services	3,136	11,481
Stock-based compensation	326,065	66,314
(Increase) decrease in:
Restricted cash	(162,890)	-
Accounts receivable	72,954	(60,688)
Prepaid expenses	3,104	4,020
Increase (decrease) in:
Accounts payable	151,131	129,900
Accrued interest	30,334	380
Other current liabilities	(23,082)	-
Net cash used in operating activities	(360,358)	4,033

Cash flows from investing activities:
Patents	(7,737)	(10,000)
Net cash used in investing activities	(7,737)	(10,000)

Cash flows from financing activities:
Issuance of common stock for cash, net	-	-
Proceeds from stock option or warrant exercise	2,250	5,000
Proceeds from note payable - officer	-	7,000
Repayment of note payable - officer	-	(7,000)
Increase in notes payable - related party	250,000	-
Increase in notes payable - director	71,840	21,867
Net cash provided by financing activities	324,090	26,867

Net increase in cash and cash equivalents	(44,005)	20,900
Cash and cash equivalents at beginning of period	115,719	184,142
Cash and cash equivalents at end of period	$71,714	$205,042

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock options granted for services	$326,065	$66,314

index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

All highly liquid investments purchased with maturity of three months or less from the time of purchase are considered to be cash equivalents.

Restricted Cash

During the quarter ended September 30, 2007, the Company finalized the two senior convertible notes with the Chairman and a major shareholder. These notes require the Company to allocate a portion of the proceeds to be restricted for payment of the chief executive officer’s compensation for the remaining twelve months from the date of hire. See note 4 below for further details of the notes payable.

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

index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method over the expected useful lives of the assets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of September 30, 2007 represents amounts due from the customers including, Hanesbrands Inc., Derma Sciences, and U.S. Army, and is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share are computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended September 30, 2007 and 2006, 5,237,504 and 3,888,195 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share.

Revenue Recognition

The Company recognizes the revenue of its royalties from the sale of products by BASF Catalysts, LLC, a wholly- owned subsidiary of BASF (“BASF”) under the master agreement for product development, manufacturing and distribution (the “Master Agreement”). The Company also recognizes the revenue from the non-refundable exclusivity license fee derived from BASF under the Master Agreement and Derma Sciences Inc. on a pro rata basis over the term of the related exclusive license agreements. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement. Further, the Company recognizes the exclusive option fee as revenue on a pro rata basis over the term of the related exclusive option agreement. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement. Revenues from the small business innovation research program and the US Army medical research program are recognized based on the research work performed in accordance with the program requirements.

Unearned Revenue

The amount of unearned revenue represents the exclusive option fee, the license fee, and advance royalty fee yet to be earned on a pro rata basis over the exclusive option period of the related option and license agreements.

Stock Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS No. 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that will be measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

awards expire without being exercised. The Company adopted SFAS 123R beginning in the first quarter of the fiscal year 2006 using the modified prospective approach. Under the modified prospective approach, SFAS 123R applies to all outstanding and unvested share-based payment awards at the adoption date. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's common stock on the date of grant.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. As of September 30, 2007, the Company’s cash levels exceeded the federally insured limit but were maintained with a high quality institution and management is regularly monitoring its cash position. As of September 30, 2007, all of the Company’s accounts receivable were derived from BASF, Hanesbrands Inc., Derma Sciences, and US Army. The credit risk of the accounts receivable is considered limited given the customers credit rating. There were no write-offs of uncollectible receivable during the year ended June 30, 2007.

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

index

NOTE 2 - STOCK OPTIONS AND WARRANTS, continued

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

On August 6, 2007, the Board of Directors (the “Board”) granted 484,056 non-qualified stock options to the Chief Executive Officer (“CEO”) at an exercise price of $0.75 per share. These options were fully vested and immediately exercisable at the date of grant. In addition, the Board granted 1,452,167 non-qualified stock options at an exercise price of $0.74 per share on September 25, 2007, as part of the CEO’s employment agreement. The second stock options are vested and become exercisable 1/16th of the total 1,452,167 options on each three-month anniversary beginning on June 11, 2007. The average grant date fair value of the options was $.46 per share based on the Black-Scholes option-pricing model. These options expire five years from the date of grant.

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

On September 9, 2005, the Board granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005 and all shares were immediately vested. In addition, the Board granted 710,000 stock options and 175,000 warrants to our employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005. The stock options and warrants were vested one-third immediately, one-third were vested on July 1, 2006 and the remaining one-third were vested on July 1, 2007, assuming the person receiving the equity awards is employed by the Company at the time of vesting. The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant. The weighted average grant date fair value of options was $0.72 per share based on the Black-Scholes option-pricing model. The options and warrants expire five years from the date of grant.

The weighted average grant date fair value of options granted during the three months ended June 30, 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Assumptions utilized to value options are as follows:

Risk-free interest rate  4.75% to 6%
Expected life (years)  5
Expected volatility  50% to 138%
Expected dividends  None

index

NOTE 2 - STOCK OPTIONS AND WARRANTS, continued

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

A summary of options for the years ended September 30, 2007 and 2006 is shown below:

	September 30, 2007		September 30, 2006
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	2,757,270	$0.61	2,779,834	$1.33
Granted	1,936,223	0.74	-	-
Exercised	-	-	(33,334)	0.15
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	4,693,493	$0.66	2,746,500	$1.33
Exercisable at end of period	3,012,599		2,568,998
Available for issuance at end of period	-		1,220,166

During the three months period ended September 30, 2007, the Company issued 13,411 common stock warrants to consultants as part of the payment for their services. These warrants were accounted for in accordance with the fair value provisions of SFAS 123R. The warrants are vested immediately with fair values ranging from $0.44 to $0.58 per share and the total cost of approximately $9,000.

In September 2007, approximately 15,000 warrants were exercised at $0.15 per share or an aggregate price of $2,250.

Assumptions utilized to value warrants are as follows:

Risk-free interest rate  6.00%
Expected life (years)  5
Expected volatility  73% to 138%
Expected dividends  None

index

NOTE 2 - STOCK OPTIONS AND WARRANTS, continued

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the years ended September 30, 2007 and 2006:

	September 30, 2007		September 30, 2006
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	854,108	$0.56	913,968	0.37
Granted	13,411	0.67	8,102	1.11
Exercised	(15,000)	0.15	-	-
Expired or forfeited	-	-	-	-
Outstanding at end of period	852,519	$0.57	922,070	$0.37
Exercisable at end of period	852,519		878,320

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

In July 2007, the Company issued 5,141 shares of restricted common stock for payment of services provided by a consultant. The amount charged to operations was $3,136, the value of the shares on the dates issued.

In September 2007, the Company issued 15,000 shares of common stock for an aggregate exercise price of $2,250 or $0.15 per share resulting from the exercise of a warrant.

NOTE 4 - NOTES PAYABLE

		Interest	Conversion
Director	Maturity	Rate	Price	Sept. 30, 2007
2003 Senior Convertible Note	2010	6%	$0.38	$1,268,625
Senior Convertible Note	2010	8%	$0.74	208,955
2007 Senior Convertible Note	2010	8%	$0.74	375,000
Accrued interest				66,754
				1,919,334
Related Party
2007 Senior Convertible Note	2010	8%	$0.74	375,000
Accrued interest				2,795
				377,795

Total long term note payable				$2,297,129

Director				June 30, 2006
2003 Senior Convertible Note	2007	6%	$0.38	$1,268,625
Long term note payable	2007	8%	N/A	132,950
				$1,401,575

In June 2007, the Company issued two 2007 senior convertible note payables to its Chairman and a major stockholder for $375,000 each. As of September 30, 2007, the Company received $303,160 from its Chairman and the remaining $71,840 in July 2007 totaling $375,000. The Company also received $125,000 from a major stockholder and the remainder in September 2007. These two senior convertible note payables are secured by the Company’s revenues and assets. These note payables require the Company to allocate approximately $162,000 of these funds to be restricted for payment of the chief executive officer’s salary for the remainder of the twelve months from the date of hire. The Company may index

NOTE 4 - NOTES PAYABLE, continued

prepay the principal and interest upon meeting certain cash flow requirements and the approval of the board.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with its Chairman and a major stockholder during the three months period ended September 30, 2007.

In October 2007, the Company received $50,000 from its Chairman with the terms for this funding are to be determined.

index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB/A for our fiscal year ended June 30, 2007. The terms “Quick-Med”, "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (f) there is no assurance that our technologies or products will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore, should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt and equity financings, however, there are no assurances that these revenues and financings will be sufficient to ensure our future financial performance; (i) we have substantial debt obligations due to our Chairman of the Board and a major shareholder, who have funded our operations, debt obligations that are secured by our assets and revenues and are senior obligations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; and (k) other risk factors discussed in our annual report, as amended, for the fiscal year ended June 30, 2007 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the consumer, healthcare, and industrial markets. We call one of these technologies, “NIMBUS®”, which stands for “Novel Intrinsically MicroBonded Utility Substrate”. NIMBUS is a family of advanced polymers that are bio-engineered to have antimicrobial, super-absorbent, hemostatic or other properties with applications across the medical device and consumer health care related products markets. Our other leading technology is called “MultiStat™”, a family of advanced patent methods and compounds, which we believe may be highly effective in skin care therapy applications.

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

Government Regulation

Many of the end-user applications for our technology are regulated in the U.S. as medical devices by the Food and Drug Administration (“FDA”). The Agency’s regulations govern, among other things: pre-clinical testing; product design and development; pre-market clearance or approval; advertising and promotion; labeling; manufacturing; product import/export; storage; record keeping; reporting of adverse events; corrective actions and removals; recalls; and distribution.

One of the exemptions to the requirement of pre-market clearance is 510(k) pre-market notification, which is submitted to the FDA to demonstrate that the new device is “substantially equivalent” to a previously cleared 510(k) device or a device that was in commercial distribution before May 29, 1976 (or to a pre-1976 Class II device for which the FDA has not yet called for the submission of pre-market approval (“PMA”). Such devices are deemed to be “predicate devices” for future applications. A PMA must be submitted if the device cannot be cleared through the 510(k) process. The PMA process is much more demanding than the 510(k) pre-market notification process.

If a medical device is found NSE (not substantially equivalent) by the FDA and therefore a 510(k) pathway is not available, a second alternative pathway to the lengthy and costly PMA is available for low risk devices. This is called the De Novo application. The FDA Modernization Act of 1997 amended Section 513 (f) (2) of the Federal Food, Drug and Cosmetic Act (the Act) to provide this mechanism to reclassify statutorily classified class III products. This is considered a fairly unique pathway for clearance and typically is only allowed for new technologies of low risk. The FDA allows unlimited responses when on this pathway, different than the three allowed responses under a normal 510(k). A device placed into class I or II in this written order can then be commercially distributed, subject to other applicable provisions of the Act. A device classified into class I or II under this new provision becomes a predicate device for future pre-market notification submissions, which means that a manufacturer may show that a new device is substantially equivalent to this predicate. This route to clearance is referred to as De Novo because it establishes a new alternative for a new technology.

We filed with the FDA for one of the end-user applications using our NIMBUS technology under the medical device exemptions as an alternative to prior pre-market approval requirements in March 2006, under a 510(k) application. After extensive discussions with the staff of the Agency, including the Office of Chief Counsel, in January 2007 we were notified by the FDA that a De Novo application route would be required for our proposed device. In November 2007, we submitted our amended De Novo application. There are no assurances whether our FDA application will be approved by the FDA or if approved it will be a commercial success. Further delays in receiving FDA approval may also impair our ability to raise capital to continue operations.

This section should be read in conjunction with in our annual report on Form 10-KSB/A for fiscal year ended June 30, 2007 filed with the SEC for further discussions on the 510(k) clearance pathway and De Novo: Alternative Pathway to PMA.

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

index

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to economic useful lives of fixed and intangible assets, income taxes, valuation of options and warrants granted, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Our accounting for stock based compensation requires us to estimate the value of the shares issued and the value of intangible assets require us to continually assess whether such assets are impaired.

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006

Revenues. During the three months ended September 30, 2007 we had $349,488 of revenues, compared to $466,427 of revenues for the three months ended September 30, 2006, representing a 25% decrease in our revenues. Our revenues during the three months ended September 30, 2007 consisted of: (a) $12,155, which represented our royalties from the product sales by a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”), in connection with a master agreement we had with BASF for product development, manufacturing and distribution (the “Master Agreement”); (b) $295,547, which represented the revenue earned from the small business innovation research program and the US Army research on the development of Ilomastat for treatment of sulfur mustard injuries on the eye and skin program (the “US Army research program”); and (c) $41,786, which represented the earned portion of the exclusive option fee from Hanesbrands Inc. (“HBI”) and the earned portion of the license fee from Derma Sciences, Inc.

Our revenues during the three months ended September 30, 2006 consisted of $466,427, which represented our royalties from the product sales by BASF Catalysts, LLC, a wholly-owned subsidiary of BASF.

In August 2006, we finalized a certain Letter of Intent (“LOI”) with BASF to amend the Master Agreement to grant BASF an exclusive license to develop and market our Ilomastat product for the field of over-the-counter anti-aging cosmetics and nonexclusive license for the field of over-the-counter acne treatments and skin moisturizers in the cosmetics market. In consideration for this license, as amended, we were entitled to receive certain minimum royalty payments through the LOI effective period of August 1, 2007. We are currently negotiating with BASF to complete a successor license agreement. Should we be unable to successfully complete the successor license agreement, our results of operations and financial condition would be materially affected.

Effective February 1, 2007, we and HBI entered into a Development and Exclusive Option Agreement (the “Agreement”). Under the Agreement, we granted to HBI an exclusive option (the “Option”) for a period of six months (“Option Period”) to obtain an exclusive license to our technology relating to certain products produced by HBI (the “License Agreement”). In consideration for the Option, HBI is obligated to pay the Company $45,000 every three month period during the Option Period. During the Option Period, HBI would run and complete certain studies, and upon the conclusion of these studies, HBI would provide us with notice of the final decision with respect to entering into the License Agreement. In September 2007, we were informed that HBI decided, for internal reasons unrelated to our technology, not to complete these studies and we and HBI mutually agreed not to extend the Option Period.

Operating Losses. Operating losses for the three months ended September 30, 2007 increased by 145% or $443,961 to $749,282 for the three months ended September 30, 2007 from $305,321 for the three months ended September 30, 2006. The increase in operating losses was primarily due to a decrease in revenues of $116,939 and an increase in expenses of $327,022 for the three months ended September 30, 2007. The increase in expenses was primarily due to the following: (a) an increase of $161,821 or 55% in research and development expenses; (b) an increase of $315,153 or 133% in general and administrative expenses; offset by (c) a decrease $63,612 of 48% in licensing and patent expenses; and (d) a decrease of $90,872 or 97% in cost of revenues to the amount in the comparable prior period, as described in more detail below.

Research and Development Expense. Research and development expense increased by $161,821 or 55% to $455,121 for the three months ended September 30, 2007, from $293,300 for the three months ended September 30, 2006. The increase in research and development expense is primarily attributable the expenses related to the US Army research program, increased compensation to our head of research and development department and research team, increased research projects, and increased usage of scientific consulting services.

General and Administrative Expense. General and administrative expense increased by $315,153 or 133% to $552,794 for the three months ended September 30, 2007, from $237,641 for the three months ended September 30, 2006. This increase in our general and administrative expenses is primarily attributed to an increase of approximately of $336,000 in our chief executive officer compensation expense, including approximately $274,000 related to stock-based compensation. This increase as mentioned above was offset by a reduction in other operating expenses.

index

Licensing and Patent Expense. Licensing and patent expense decreased by $63,612 or 48% to $70,272 for the three months ended September 30, 2007 from $133,884 for the three months ended September 30, 2006. This decrease was primarily due to the level of utilization of the consulting legal patent services, and legal licensing services including licensing negotiation.

Other Income. During the three months ended September 30, 2006, we had $166,500 in other income, which represented a payment from a cosmetic and personal care division of BASF Catalysts, LLC, for the transfer of all right, title and interest of the formulations utilized our proprietary compound, that were customized by BASF for the customers held by us back to BASF. However, we did not transfer the intellectual property rights of our proprietary compound. There was no such transaction during the three months ended September 30, 2007.

Interest Income. During the three months ended September 30, 2007, we had $362 in interest income, an increase of $279 or 336% from $83 for the three months ended September 30, 2006. The amounts represented interest earned on our certificate of deposits and money market account funded by the revenues and or equity financings during the periods.

Interest Expense. Interest expense for the three months ended September 30, 2007 increased $8,086 or 36% to $30,333 compared to $22,247 the three months ended September 30, 2006. This increase was due to an increase of approximately $600,000 or 44% in the average outstanding loan balance due to our Chairman of the Board and a major shareholder, to approximately $2,000,000, compared to approximately $1,420,000 average outstanding balance for the comparable 2006 period.

Net Loss. Net loss for the three months ended September 30, 2007 was $779,253 or $0.03 per share compared to $160,985 or $0.01 per share for the three months ended September 30, 2006. This increase is primarily attributable to a decrease in revenues, an increase in research and development and general and administrative expenses, offset by the deceases in cost of revenues, and licensing and patent expenses.

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

Total cash on hand at September 30, 2007 was $71,714 as compared with $115,719 at June 30, 2007. Further, we collected approximately $288,000 of the $312,642 in outstanding receivable balance at September 30, 2007 and the remainder is due within a short period of time. On September 28, 2007, we received approximately $250,000 for the remainder of the total $750,000 funding as senior secured convertible notes from our Chairman and a major shareholder. As of September 30, 2007, approximately $163,000 of the $750,000 funding was allocated to our Chief Executive Officer compensation for the remaining 9 months period and was included in the restricted cash.

In September 2006, we received the SBIR Phase II grant, which included including the option of SBIR Phase I, totaling approximately $840,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses. To date, we received approximately $223,000 and incurred approximately $46,000 in expenses to subcontractors and other direct expenses. Effective April 23, 2007, we were awarded a twelve month military contract of approximately $880,000, net of overhead charged by USAMRAA. The expected cash outflows during the term of this military award will be approximately $610,000 for scientific experiments and other direct expenses. In addition, our license agreement with our client provided for minimum contractual payments to us of approximately $50,000 in the next six months period, while the related cash outflows will be approximately $10,000 during the same period. While we expect to receive royalties in the next twelve to twenty four months from these agreements subject to certain contractual terms, we need cash in order to maintain and grow our businesses. See the section below for further discussion of our cash requirements and related strategies to meet these needs.

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

index

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

In June 2007, we issued 67,500 shares of common stock for an aggregate exercise price of $12,150 in cash and in lieu of payment of an outstanding payable from an exercise of a warrant.

In September 2007, we issued 15,000 shares of common stock for an aggregate exercise price of $2,250 in cash from an exercise of a warrant.

In October 2007, we issued 67,500 shares of common stock for an aggregate exercise price of $9,900 in cash from an exercise of warrants.

Based on our cash position at September 30, 2007, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $176,000 per month or an aggregate of approximately $2,122,000 over the next twelve (12) months, in the following areas:

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

Our current cash balance of $71,714 as of September 30, 2007, coupled with collected accounts receivable of approximately $288,000, collection of the remaining outstanding receivable balance of $25,000, the receipt of $50,000 in October 2007 from our Chairman, the terms of which are to be determined, will satisfy our cash requirements for approximately less than three (3) months assuming no further receipt of revenues. If we are unable to satisfy the remainder of these obligations by equity and or debt financing, we will be unable to satisfy our cash requirements beyond approximately three (3) months assuming no further receipts of revenues index

If we intend to raise additional cash by means of equity and or debt financing. Additionally, we plan to implement cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. There are no assurances that any planned equity offering and/or debt financing will be successful or sufficient to meet our cash requirements or if that our cash conservation strategy will be successful.

As of September 30, 2007, we have three senior convertible notes payable outstanding to our Chairman totaling $1,919,334 including accrued interest with interest rates ranging from 6% to 8% per annum and a maturity date of June 2010. These notes are convertible at conversion prices ranging from $0.38 to $0.74 per share and are secured by our revenues and assets. We also have a $375,000 senior convertible note payable to a major stockholder, of which $125,000 has been funded as of June 30, 2007 and the balance was funded on September 28, 2007. The senior convertible note has 8% interest rate per annum with a conversion price of $0.74 per share and a maturity date of 2010, and is secured by our revenues and assets.

If we are unable to successfully repay or restructure our loans to our Chairman of the Board and to a major shareholder or are unable to raise additional cash by means of equity or debt financing for operations, we may have to liquidate our business and undertake any or all the steps outlined below.

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

At September 30, 2007, we had a negative working capital of $614,889 that primarily consists of: (a) cash of $71,714, net of approximately $162,890 cash balance allocated to our CEO’s remaining 9 months compensation; (b) accounts receivable of $312,642; (c) accounts payable of $917,815, (d) accrued expenses of $10,002, and (e) unearned revenue of $71,428.  At September 30, 2007, we had a stockholders’ deficit of $2,459,063, a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $360,358 for the three months ended September 30, 2007. Net cash used in investing activities was $7,737.  Net cash provided by financing activities was $324,090, of which $2,250 from the exercise of the 15,000 stock warrants, $71,840 from our Chairman as part of the $375,000 senior convertible note, and $250,000 from a major stockholder as the remainder of the $375,000 senior convertible note.

During the three months ended September 30, 2006, we received (a) $5,000 from the exercise of the 33,334 stock options; (b) $7,000 from one of the officers, which was subsequently paid in full in September 2006; and (c) $21,867 from our Chairman under a long-term note payable.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended September 30, 2007, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

index

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to disputes and litigation in the ordinary course of our business.  None of these matters, in the opinion of our management, is material or likely to result in a material effect on us based upon information available at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2007, we issued warrants for the periods of July, August and September 2007 to GSP Consulting, Inc. (“GSP”) entitling GSP to acquire up to 13,411 shares of common stock at exercise prices ranging from $0.61 to $0.76 per share, the then-current average market value of our common stock during these periods. This warrant was issued to GSP as partial payment for services rendered to us by GSP from July to September 2007. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to GSP stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 13, 2007, we issued 34,501 shares of common stock to GSP in lieu of cash payment of approximately $21,046 or $0.61 per share in satisfaction of a portion of an outstanding amount owed to GSP. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the warrant certificate representing the warrant issued to GSP stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3. Defaults Upon Senior Securities

None.

index

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

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	November 14, 2007	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer and Principal Executive Officer

Date	November 14, 2007	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer

index