Form 10QSB
period 2007-12-31
QUICK MED TECHNOLOGIES INC
filed 2008-02-14
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________.

Commission file number 0-27545

QUICK-MED TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	65-0797243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

902 N.W. 4th Street, Gainesville, Florida 32601
 (Address of Principal Executive offices)

(888) - 835-2211
 (Issuer’s Telephone Number, Including Area Code)

3427 SW 42nd Way, Gainesville, Florida 32608
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

Number of shares of common stock outstanding as of February 6, 2008: 30,725,625

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2007
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$51,700
Restricted cash	104,684
Accounts receivable	120,415
Total current assets	276,799

Property and equipment, net	25,371

Other assets:
Prepaid expenses	6,761
Intangible asset, net	405,679
Total other assets	412,440
Total assets	$714,610

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$840,771
Unearned revenue	69,642
Accrued expenses	10,002
Total current liabilities	920,415

License payable	160,000
Long-term liability - convertible note payable - related party	385,356
Long-term liability - convertible note payable - director	2,151,610
Total liabilities	3,617,381

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,725,625 shares issued
and outstanding	3,072
Additional paid-in capital	11,820,018
Outstanding stock options	2,313,452
Accumulated deficit	(17,039,313)
Total stockholders' deficit	(2,902,771)
Total liabilities and stockholders' deficit	$714,610

See accompanying notes to condensed financial statements.

Index
QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues
Product sales	$65,070	$841,476	$77,225	$1,307,903
Research and development service	184,145	-	479,693	-
License fees	31,161	-	72,947	-
	280,376	841,476	629,865	1,307,903

Expenses:
Cost of sales	19,324	169,183	21,764	262,495
Research and development	354,178	410,051	809,299	703,351
General and administrative expenses	299,775	496,263	852,570	732,664
Licensing and patent expenses	114,243	56,698	184,515	191,823
Depreciation and amortization	18,143	15,666	36,285	29,277
Total expenses	805,663	1,147,861	1,904,433	1,919,610

Loss from operations	(525,287)	(306,385)	(1,274,568)	(611,707)

Other income (expense):
Interest income	1,087	465	1,448	549
Interest expense	(39,837)	(22,254)	(70,170)	(44,501)
Other income	-	-	-	166,500

Loss before income taxes	(564,037)	(328,174)	(1,343,290)	(489,159)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(564,037)	$(328,174)	$(1,343,290)	$(489,159)

Net loss per share (basic and diluted)	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average common
shares outstanding (basic and diluted)	30,686,614	30,337,012	30,647,107	30,273,958

See accompanying notes to condensed financial statements.

Index
QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, September 30, 2007	30,623,624	3,062	$11,780,057	$(16,475,276)	$2,233,094	$(2,459,063)

Stock options and warrants granted for services	-	-	-	-	89,383	89,383
Stock issued in settlement of a liability	34,501	3	21,043	-	-	21,046
Exercise of stock warrants	67,500	7	18,918	-	(9,025)	9,900
Net loss, October 1, 2007 to December 31, 2007	-	-	-	(564,037)	-	(564,037)

Balance, December 31, 2007	30,725,625	3,072	$11,820,018	$(17,039,313)	$2,313,452	$(2,902,771)

See accompanying notes to condensed financial statements.

Index
QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,343,290)	$(489,159)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	36,285	29,277
Stock granted for services	24,182	136,308
Stock-based compensation	415,448	314,026
(Increase) decrease in:
Restricted cash	(104,684)	-
Accounts receivable	265,181	(294,301)
Prepaid expenses	(1,592)	(15)
Increase (decrease) in:
Accounts payable	74,087	302,236
Accrued interest	70,170	(18,002)
Other current liabilities	(24,866)	-
Net cash used in operating activities	(589,079)	(19,630)

Cash flows from investing activities:
Purchase of fixed assets	-	(3,102)
Patents	(8,930)	(108,804)
Net cash used in investing activities	(8,930)	(111,906)

Cash flows from financing activities:
Proceeds from stock option or warrant exercise	12,150	5,000
Proceeds from note payable - officer	-	7,000
Repayment of note payable - officer	-	(7,000)
Increase in convertible notes payable - related party	250,000	-
Increase in convertible notes payable - director	271,840	62,502
Net cash provided by financing activities	533,990	67,502

Net increase in cash and cash equivalents	(64,019)	(64,034)
Cash and cash equivalents at beginning of period	115,719	184,142
Cash and cash equivalents at end of period	$51,700	$120,108

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock options granted for services	$415,448	$314,026
Stock issuance in settlement of a liability	$21,046	$-

See accompanying notes to condensed financial statements.

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

All highly liquid investments purchased with maturity of three months or less from the time of purchase are considered to be cash equivalents.

Restricted Cash

During the period ended December 31, 2007, the Company finalized the two senior convertible notes with the Chairman and a major shareholder.  These notes require the Company to allocate a portion of the proceeds to be restricted for payment of the Chief Executive Officer’s compensation for the remaining portion of the twelve months from the date of hire.  See note 5 below for further details of the notes payable.

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

Intangible Assets

The costs of obtaining license agreements along with the costs to defend the patents underlying the license agreements are capitalized and amortized using the straight-line method over the estimated useful lives of the underlying license agreements.  The costs of obtaining and maintaining new patents are capitalized and amortized using the straight-line method over the estimated useful lives of the patents. The cost of patents in process is not amortized until the patent is issued.

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Property and Equipment

Property and equipment are stated at cost.  Depreciation on property and equipment is computed using the straight-line method over the expected useful lives of the assets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of December 31, 2007 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended December 31, 2007 and 2006, 5,576,589 and 3,901,359 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

Revenue Recognition

The Company recognizes the revenue of its royalties from the sale of products under a master agreement for product development, manufacturing and distribution (the “Master Agreement”).  The Company also recognizes revenues from the non-refundable exclusivity license fees under the Master Agreement and an Exclusive License Agreement on a pro rata basis over the term of the agreements. Revenue from a Research Agreement is recognized on a pro rata basis over the term of the agreement.  Further, the Company recognizes revenue on an exclusive option fee on a pro rata basis over the term of the agreement.  Revenues from a small business innovation research program and a US Army medical research program are recognized based on the research work performed in accordance with the program requirements.

Unearned Revenue

The amount of unearned revenue represents the exclusive option fee, the license fee, and advance royalty fee yet to be earned on a pro rata basis over the exclusive option period of the related option and license agreements.

Stock Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued a final standard, SFAS No. 123R, "Share-Based Payment," ("SFAS 123R"), which requires companies to expense the value of employee stock options and similar awards. Under SFAS 123R, share-based payment awards result in a cost that are measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

awards that vest would not be reversed if the awards expire without being exercised. The Company adopted SFAS 123R beginning in the first quarter of the fiscal year 2006 via application of the modified prospective approach to all outstanding and unvested share-based payment awards at the adoption date. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's common stock on the date of grant.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of December 31, 2007, the Company’s cash levels exceeded the federally insured limit but were maintained with a high quality institution and management regularly monitors its cash position.  As of December 31, 2007, all of the Company’s accounts receivable was derived from BASF, Hanesbrands Inc., and the U.S. Army. The credit risk of the accounts receivable is considered limited given the customers’ credit rating. There were no write-offs of uncollectible receivables during the year ended June 30, 2007.

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

Recently Issued Accounting Pronouncements

In June 2007, the FASB Emerging Issues Task Force issued EITF Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.”  EITF 07-3 addresses the accounting for nonrefundable advance payments for goods or services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement.  EITF 07-3 concludes such amounts should be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed.  EITF is effective for fiscal years beginning after December 15, 2007.  The Company is assessing the impact of EITF 07-3, but it does not expect that it will have a significant impact on its financial position or results of operations.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company is assessing the impact of FIN No. 48, but does not expect that it will have a significant impact on its financial position or results of operations.

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (the “Plan”) on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. On December 13, 2004, the shareholders approved the Plan and ratified the amendment to increase the total number of shares to be granted under the Plan from 3,000,000 to 4,000,000 effective November 1, 2004.  On November 13, 2007, the shareholders ratified the amendment to increase the total number of shares to be granted under the Plan from 4,000,000 to 6,000,000.

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

On August 6, 2007, the Board of Directors (the “Board”) granted 484,056 non-qualified stock options to the Chief Executive Officer (“CEO”) at an exercise price of $0.75 per share. These options were fully vested and immediately exercisable at the date of grant.  In addition, the Board granted 1,452,167 non-qualified stock options at an exercise price of $0.74 per share on September 25, 2007, as part of the CEO’s employment agreement. The second stock options are vested and become exercisable 1/16th of the total 1,452,167 options on each three-month anniversary beginning on June 11, 2007.  The average grant date fair value of the options was $0.46 per share based on the Black-Scholes option-pricing model.  These options expire five years from the date of grant.

On December 20, 2006, the Company issued 790,770 stock options to the board members, the management, the employees, and the consultants for their services.  These options have an exercise price of $1.05 per share. The stock options were vested one-third immediately, one-third was vested on December 20, 2007 and the remaining one-third will be vested on December 20, 2008, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The weighted average grant date fair value of options was $0.69 per share based on the Black-Scholes option-pricing model.  The options expire five years from the date of grant.

On September 9, 2005, the Board granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005, and all shares were immediately vested.  In addition, the Board granted 710,000 stock options and 175,000 warrants to the employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005.  The stock options and warrants were vested one-third immediately, one-third were vested on July 1, 2006 and the remaining one-third were vested on July 1, 2007.  The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.72 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

The weighted average grant date fair value of options granted during the period ended December 31, 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors.  The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Assumptions utilized to value options are as follows:

Risk-free interest rate                                                  4.75% to 6%
Expected life (years)                                                    5
Expected volatility                                                      50% to 138%
Expected dividends                                                    None

Index

 NOTE 3 - STOCK OPTIONS AND WARRANTS, continued

A summary of options for the periods ended December 31, 2007 and 2006 is shown below:

	December 31, 2007		December 31, 2006
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	2,757,270	$0.61	2,779,834	$1.33
Granted	1,936,223	0.74	790,770	1.05
Exercised	-	-	(33,334)	0.15
Forfeited	-	-	(15,000)	0.80
Expired	-	-	-	-
Outstanding at end of period	4,693,493	$0.66	3,522,270	$1.28
Exercisable at end of period	3,159,257		2,774,509
Available for issuance at end of period	1,306,507		444,396

During the period ended December 31, 2007, the Company issued 18,329 common stock warrants to consultants as part of the payment for their services.  These warrants were accounted for in accordance with the fair value provisions of SFAS 123R.  The warrants were vested immediately with fair values ranging from $0.44 to $0.58 per share and the total cost of approximately $12,000.

During the period ended December 31, 2007, approximately 82,500 warrants were exercised ranging from $0.14 to $0.20 per share or an aggregate price of $12,150.

During the period ended December 31, 2006, the Company issued 16,621 common stock warrants to consultants as part of payment for their services.  These warrants were accounted for in accordance with the provisions of SFAS 123R.  The warrants were vested immediately with fair market values ranging from $0.69 to $1.25 per share and the total cost of approximately $14,000.

Index

NOTE 3  – STOCK OPTIONS AND WARRANTS, continued

Assumptions utilized to value warrants are as follows:

Risk-free interest rate                                                  6.00%
Expected life (years)                                                    5
Expected volatility                                                      73% to 138%
Expected dividends                                                     None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	854,108	$0.56	913,968	$0.37
Granted	18,329	0.65	16,621	1.08
Exercised	(82,500)	0.15	-	-
Expired or forfeited	-	-	-	-
Outstanding at end of period	789,937	$0.57	930,589	$0.37
Exercisable at end of period	789,937		901,422

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

In July 2007, the Company issued 5,141 shares of restricted common stock for payment of services provided by a consultant.  The amount charged to operations was $3,136  the value of the shares on the dates issued.

In September 2007, the Company issued 15,000 shares of common stock for an aggregate exercise price of $2,250 or $0.15 per share resulting from the exercise of a warrant.

In October 2007, the Company issued 5,000 shares of common stock for an aggregate exercise price of $1,000 or $0.20 per share resulting from the exercise of a warrant.

In November 2007, the Company issued 62,500 shares of common stock for an aggregate exercise price of $8,900 or $0.14 per share for 60,000 shares and $0.20 per share for 2,500 shares resulting from the exercise of warrants.

In November 2007, the Company issued 34,501 shares of common stock as a settlement for a liability of $21,046.

Index

NOTE 5 – NOTES PAYABLE

Director	Maturity	Interest Rate	Conversion Price	Dec. 31, 2007
2003 Senior Convertible Note	2010	6%	$0.38	$1,268,625
Senior Convertible Note	2010	8%	$0.74	208,955
2007 Senior Convertible Note	2010	8%	$0.74	375,000
2007 Senior Convertible Note 2	2010	8%	$0.55	50,000
2007 Senior Convertible Note 2	2010	8%	$0.51	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000
Accrued interest				99,030
				2,151,610
Related Party
2007 Senior Convertible Note	2010	8%	$0.74	375,000
Accrued interest				10,356
				385,356

Total long term note payable				$2,536,966

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008. As of December 31, 2007, the Company received approximately $200,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

In June 2007, the Company issued two other 2007 senior convertible note payables to its Chairman and a major stockholder for $375,000 each. As of September 30, 2007, the Company received $303,160 from its Chairman and the remaining $71,840 in July 2007 totaling $375,000.  The Company also received $125,000 from a major stockholder and the remainder in September 2007.  These two senior convertible note payables are secured by the Company’s revenues and assets.  These note payables require the Company to allocate approximately $162,000 of these funds to be restricted for payment of the chief executive officer’s salary for the remainder of the twelve months from the date of hire. The Company may prepay the principal and interest upon meeting certain cash flow requirements and the approval of the board.

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

Index

NOTE 5 – NOTES PAYABLE, continued

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

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 5, the Company has several senior convertible note payables with its Chairman and a major stockholder during the period ended December 31, 2007.

Subsequent to December 31, 2007, the Company received the additional Advances totaling $100,000 from its Chairman, which were combined with the $200,000 previous borrowings into a senior convertible note as more fully described in Note 5 above.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-QSB and our Annual Report on Form 10-KSB/A for our fiscal year ended June 30, 2007.   The terms “Quick-Med”, "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive, and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products;  (f) there is no assurance that our technologies or products  will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore,  should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt and equity financings, but there are no assurances that these revenues and  financings will be sufficient to ensure our  future financial performance;  (i) we have substantial debt obligations that  are secured by our assets and revenues and  are senior obligations due to our Chairman of the Board and a major shareholder, who have  funded our operations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; and (k) other risk factors discussed in our annual report, as amended, for the fiscal year ended June 30, 2007 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Our business model has attempted, and will continue to attempt, to develop the following revenue segments:

•	License fees;
•	Profit sharing revenues;
•	Research and development fees paid to us in connection with joint development agreements; and
•	Government research and development grants.

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS and MultiStat™ technologies:

•	Healthcare and medical;
•	Apparel;
•	Cosmetic; and
•	Personal care companies.

Index

Uncertainties and Trends

Our revenues are dependent now and in the future upon the following factors:

•	Acceptance of our products or future products in the marketplace;
•	Our partners’ ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our services to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products; and
•	Our ability to obtain regulatory approval of our future products.

Uncertainties or trends that may affect our business also include the possibility that known or unknown competitors may develop products with similar applications to our proposed products, which may prove to be superior in performance and/or price to our products.

Government  Regulation

Many of the end-user applications for our technology are regulated in the U.S. as medical devices by the Food and Drug Administration (“FDA”).  The FDA’s regulations govern, among other things: pre-clinical testing; product design and development; pre-market clearance or approval; advertising and promotion; labeling; manufacturing; product import/export; storage; record keeping; reporting of adverse events; corrective actions and removals; recalls; and distribution.

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

If a medical device is found NSE (not substantially equivalent) by the FDA and therefore a 510(k) pathway is not available, a second alternative pathway to the lengthy and costly PMA is available for low risk devices. This is called the De Novo application. The FDA Modernization Act of 1997 amended Section 513 (f) (2) of the Federal Food, Drug and Cosmetic Act (the “FFDC Act”) to provide this mechanism to reclassify statutorily classified class III products. This is considered a fairly unique pathway for clearance and typically is only allowed for new technologies of low risk. The FDA allows unlimited responses when on this pathway, different than the three allowed responses under a normal 510(k). A device placed into class I or II in this written order can then be commercially distributed, subject to other applicable provisions of the FFDC Act. A device classified into class I or II under this new provision becomes a predicate device for future pre-market notification submissions, which means that a manufacturer may show that a new device is substantially equivalent to this predicate. This route to clearance is referred to as De Novo because it establishes a new alternative for a new technology.

We filed with the FDA for one of the end-user applications using our NIMBUS technology under the medical device exemptions as an alternative to prior pre-market approval requirements in March 2006, under a 510(k) application.  After extensive discussions with the FDA staff, including the Office of Chief Counsel, in January 2007, we were notified by the FDA that a De Novo application route would be required for our proposed device. In November 2007, we submitted our amended De Novo application. We expect to receive a response from the FDA staff regarding the status of our De Novo application possibly in the near term.  However, there are no assurances when we will receive it and if it is received whether our De Novo application will be approved by the FDA or, if approved, it will be a commercial success. Further delays in receiving FDA approval may also impair our ability to raise capital to continue operations.

This section should be read in conjunction with in our annual report on Form 10-KSB/A for fiscal year ended June 30, 2007 filed with the SEC for further discussions on the 510(k) clearance pathway and De Novo: Alternative Pathway to PMA.

Capital Expenditures and Requirements

From 2000 to 2007, we have spent approximately $721,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobelny with our common stock and cash for the exclusive license of the Ilomastat technology, which they invented.

We do not expect any significant additions to property, plant and equipment.

Index

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to, economic useful lives of fixed and intangible assets, income taxes, valuation of options and warrants granted, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Our accounting for stock based compensation requires us to estimate the value of the shares issued, and the value of intangible assets require us to continually assess whether such assets are impaired.

Results of Operations

Comparison of Six Months Ended December 31, 2007 and 2006

Revenues.     During the six months ended December 31, 2007, we had $629,865 of revenues, compared to $1,307,903 of revenues for the six months ended December 31, 2006, representing a 52% decrease in our revenues.  Our revenues during the six months ended December 31, 2007 consisted of: (a) $77,225, which represented our royalties from the product sales by a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a master agreement we had with BASF for product development, manufacturing and distribution (the “Master Agreement”); (b) $479,693, which represented the revenue earned from the small business innovation research program and the U.S. Army research on the development of Ilomastat for treatment of sulfur mustard injuries on the eye and skin  program (the “U.S. Army Research Program”); and (c) $72,947, which represented the earned portion of the license  fee from Derma Sciences, Inc. and the earned portion of the exclusive option fee from Hanesbrands Inc. (“HBI”).

Our revenues during the six months ended December 31, 2006 consisted of $1,307,903, which represented our royalties from the product sales by BASF Catalysts, LLC, a wholly-owned subsidiary of BASF.

In August 2006, we finalized a certain Letter of Intent (“LOI”) with BASF to amend the Master Agreement to grant BASF an exclusive license to develop and market our Ilomastat product for the field of over-the-counter anti-aging cosmetics and nonexclusive license for the field of over-the-counter acne treatments and skin moisturizers in the cosmetics market.  In consideration for this license, as amended, we were entitled to receive certain minimum royalty payments through the LOI effective period of August 1, 2007.  To date, we are continuing to receive our royalties from the product sales by BASF.  We are currently negotiating with BASF to complete a successor license agreement.  Should we be unable to successfully complete the successor license agreement, our results of operations and financial condition would be materially affected.

Effective February 1, 2007, we and HBI entered into a Development and Exclusive Option Agreement with HBI (the “HBI Agreement”).  Under the HBI Agreement, we granted to HBI an exclusive option (the “Option”) for a period of six months (“Option Period”) to obtain an exclusive license to our technology relating to  certain products produced by HBI (the “License Agreement”).  In consideration for the Option, HBI is obligated to pay the Company $45,000 every three month period during the Option Period. During the Option Period, HBI would run and complete certain studies, and upon the conclusion of these studies, HBI would provide us with notice of the final decision with respect to entering into the License Agreement.   In September 2007, we were informed that HBI decided, for internal reasons unrelated to our technology, not to complete these studies, and we mutually agreed not to extend the Option Period.

Operating Losses.  Operating losses for the six months ended December 31, 2007 increased by 108% or  $662,861 to $1,274,568 for the six months ended December 31, 2007 from $611,707 for the six months ended December 31, 2006. The increase in operating losses was primarily due to a decrease in revenues of $678,038 offset by a decrease in expenses of $15,177 for the six months ended December 31, 2007.  The increase in expenses was primarily due to the following:  (a) an increase of $105,948 or 15% in research and development expenses; (b) an increase of $119,906 or 16% in general and administrative expenses; offset by (c) a decrease of $7,308 or 4% in licensing and patent expenses; and (d) a decrease of $240,731 or 92% in cost of revenues to the amount in the comparable prior period, as described in more detail below.

Research and Development Expense.  Research and development expense increased by $105,948 or 15% to $809,299 for the six months ended December 31, 2007, from $703,351 for the six months ended December 31, 2006.  The increase in research and development expense is primarily attributable the expenses related to the U.S. Army Research Program, and increased compensation to our head of research and development department and research team.  This increase was offset by a reduction in share-based compensation expense of approximately $128,000, which was included in the prior period research and development expense, while smaller share-based compensation expenses were incurred during the current period.

Index

General and Administrative Expense.  General and administrative expense increased by $119,906 or 16% to $852,570 for the six months  ended December 31, 2007, from $732,664 for the six months ended December 31, 2006.  This increase in our general and administrative expenses is primarily attributed to an increase of approximately of $336,000 in our Chief Executive Officer compensation expense, including approximately $274,000 related to stock-based compensation. This increase as mentioned above was offset by a reduction in other operating expenses. In addition, the increase was reduced further because the prior period expense included the share-based compensation expense resulting from the payment for our board members’ and others’ services , while there was no similar shared-based compensation expense incurred during the current period.

Licensing and Patent Expense.  Licensing and patent expense decreased by $7,308 or 4% to $184,515 for the six months ended December 31, 2007 from $191,823 for the six months ended December 31, 2006.  This decrease was primarily due to the level of utilization of consulting legal patent services and legal licensing services, including licensing negotiation offset by higher patent renewal fees and the license fee and related patent maintenance expenses under the terms of a license agreement entered into in June 2007.

Other Income.  During the six months ended December 31, 2006, we had $166,500 in other income, which represented a payment from a cosmetic and personal care division of BASF Catalysts, LLC, for the transfer of all right, title and interest of the formulations utilized our proprietary compound that were customized by BASF for the customers held by us back to BASF.   However, we did not transfer the intellectual property rights of our proprietary compound.    There was no such transaction during the six months ended December 31, 2007.

Interest Income.  During the six months ended December 31, 2007, we had $1,448 in interest income, an increase of $899 or 164% from $549 for the six months ended December 31, 2006.  The amounts from both periods represent interest earned on our certificate of deposits and money market account funded by the revenues and /or equity financings during the respective period.

Interest Expense.  Interest expense for the six months ended December 31, 2007 increased $25,669 or 58% to $70,170 compared to $44,501 the six months ended December 31, 2006.  This increase was due to an increase of approximately $670,000 or 47% in the average outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $2,100,000, compared to approximately $1,430,000 average outstanding balance for the comparable 2006 period.

Net Loss.   Net loss for the six months ended December 31, 2007 was $1,343,290 or $0.04 per share compared to $489,159 or $0.02 per share for the six months ended December 31, 2006.   This increase is primarily attributable to a decrease in revenues, an increase in research and development and general and administrative expenses, offset by the deceases in cost of revenues, and licensing and patent expenses.

Index

Comparison of Three Months Ended December 31, 2007 and 2006

Revenues.     During the three months ended December 31, 2007,  we had $280,376 of revenues, compared to $841,476 of revenues for the three months ended December 31, 2006, representing a 67% decrease in our revenues.  Our revenues during the three months ended December 31, 2007 consisted of: (a) $65,070, which represented our royalties from product sales by BASF  in connection with the Master Agreement; (b) $184,145, which represented the revenue earned from the small business innovation research program and the U.S. Army Research Program; and (c) $31,161, which represented the earned portion of the license  fee from Derma Sciences, Inc. and the earned portion of the exclusive option fee from HBI.

Our revenues during the three months ended December 31, 2006 consisted of $841,476, which represented our royalties from product sales by BASF.

Operating Losses.  Operating losses for the three months ended December 31, 2007 increased by 71% or  $218,902 to $525,287 for the three months ended December 31, 2007 from $306,385 for the three months ended December 31, 2006. The increase in operating losses was primarily due to a decrease in revenues of $561,100 offset by a decrease in expenses of $342,198 for the three months ended December 31, 2007.  The decrease in expenses was primarily due to the following:  (a) a decrease of $55,873 or 14% in research and development expenses; (b) a decrease of $196,488 or 40% in general and administrative expenses; offset by (c) an increase of $57,545 or 101% in licensing and patent expenses; and (d) a decrease of $149,859 or 89% in cost of revenues to the amount in the comparable prior period, as described in more detail below.

Research and Development Expense.  Research and development expense decreased by $55,873 or 14% to $354,178 for the three months ended December 31, 2007, from $410,051 for the three months ended December 31, 2006.  The decrease in research and development expense is primarily attributable to the fact that the prior period research and development expense included a one-time increase in shared-based compensation to our head of research and development department and a large share-based compensation expense related to the research and development group, while there were smaller share-based compensation expenses incurred during the current period.

General and Administrative Expense.  General and administrative expense decreased by $196,488 or 40% to $299,775 for the three months  ended December 31, 2007, from $496,263 for the three months ended December 31, 2006.  This decrease in our general and administrative expenses is primarily attributed to a decrease of approximately $112,640 in share-based compensation expense as we did not pay our directors with stock options during this period; during the quarter ended December 31, 2006, we paid our directors with the stock options.  This decrease was offset by an increase of approximately $42,000 related to our CEO share-based compensation expense.  In addition, we incurred approximately $137,000 in financing related expenses and personnel recruiting fees during the prior period, while there were no such similar expenses during the period ended December 31, 2007.

Licensing and Patent Expense.  Licensing and patent expense increased by $57,545 or 101% to $114,243 for the three months ended December 31, 2007 from $56,698 for the three months ended December 31, 2006.  This increase was primarily due to the license fee and related patent maintenance fees payable to one of our licensors under the terms of a license agreement and higher patent renewal fees required by many legal jurisdictions incurred during this period.

Interest Income.  During the three months ended December 31, 2007, we had $1,087 in interest income, an increase of $622 or 134% from $465 for the three months ended December 31, 2006.  The amounts from both periods represent interest earned on our certificate of deposits and money market account funded by the revenues and or equity financings during the respective period.

Interest Expense.  Interest expense for the three months ended December 31, 2007 increased $17,583 or 79% to $39,837 compared to $22,254 the three months ended December 31, 2006.  This increase was due to an increase of approximately $856,000 or 59% in the average outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $2,300,000, compared to approximately $1,444,000 average outstanding balance for the comparable 2006 period.

Net Loss.   Net loss for the three months ended December 31, 2007 was $564,037 or $0.02 per share compared to $328,174 or $0.01 per share for the three months ended December 31, 2006.   This increase is primarily attributable to a decrease in revenues and an increase in licensing and patent expenses offset by a decrease in research and development and general and administrative expenses and a decrease in cost of revenues.

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

Total cash on hand at December 31, 2007 was $51,700 as compared with $71,714 at September 30, 2007.    Further, we collected the entire outstanding receivable balance of approximately $120,415 at December 31, 2007.  As of January 30, 2008, we received a total of $100,000 to combine with $200,000 previous borrowings into a senior secured convertible note from our Chairman.  During the period ended September 30, 2007, we borrowed $750,000 from our Chairman and a major shareholder as senior secured convertible notes.  As of December 31, 2007, approximately $105,000 of the $750,000 funding was allocated to our Chief Executive Officer’s compensation for the remaining 6 months period and was included in the restricted cash.

In September 2006, we received the SBIR Phase II grant, which included including the option of SBIR Phase I, totaling approximately $840,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses.  To date, we received approximately $269,000 and incurred approximately $51,000 in expenses to subcontractors and other direct expenses. Effective April 23, 2007, we were awarded a twelve month military contract valued at approximately $880,000, net of overhead charged by USAMRAA.  The expected cash outflows during the term of this military award will be approximately $610,000 for scientific experiments and other direct expenses. While we expect to receive royalties in the next twelve to twenty-four months from these agreements subject to certain contractual terms, we need cash in order to maintain and grow our businesses.  See the section below for further discussion of our cash requirements and related strategies to meet these needs.

Equity Financing and our Cash Requirements

On November 30, 2004, we completed an agreement to sell 5,000,000 shares of our restricted common stock to Phronesis Partners, L.P. (“Phronesis”), a Delaware limited partnership, for $1,000,000 before commission and expenses (the ”Stock Purchase Agreement”). On November 30, 2004, we received $880,000 net of commission and expenses of $120,000. In connection with the Stock Purchase Agreement, our Chairman of the Board, Mr. Granito, converted $500,000 of the convertible debt we owed to him into 1,315,790 shares of our restricted common stock at a conversion price applicable to the convertible debt of $0.38 per share. In connection with the Stock Purchase Agreement, we entered into a Warrant Agreement with Phronesis, in which we granted Phronesis certain warrants to purchase shares of our restricted common stock at an exercise price as defined in the Warrant Agreement. The Warrant Agreement expired on February 5, 2005 and provided for a maximum investment of $1,000,000 by Phronesis through the exercise of warrants. On December 31, 2004, we mutually agreed to amend the exercise price for the warrant price to $0.46 per share. All other terms of the Stock Purchase Agreement and the Warrant Agreement remained the same. On the same date, Phronesis exercised its warrant to purchase 2,173,913 shares of our restricted common stock at a per share price of $0.46, or an aggregate purchase price of $1,000,000 before commission of $70,000.

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

Index

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

Based on our cash position at December 31, 2007, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $176,000 per month or an aggregate of approximately $2,112,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $81,000 per month or an aggregate $972,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $56,000 in payroll for scientists; (b) $10,000 for outside research and development expenditures; and (c) $15,000 for chemical supplies and laboratory operating expenses, including rent expense;

•	Patent related legal fees of approximately $20,000 per month or an aggregate $240,000 annually; and

•
Operating expenses of approximately $75,000 per month or an aggregate $900,000 over the next twelve (12) months, including personnel costs, officer and director insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $51,700 as of December 31, 2007, coupled with collected accounts receivable of approximately $120,000 and the receipt of approximately $100,000 funding under a convertible senior debt with our Chairman will satisfy our cash requirements for approximately less than two (2) months assuming no further receipt of revenues. If we are unable to satisfy the remainder of our obligations by equity and/or debt financing, we will be unable to satisfy our cash requirements beyond approximately two (2) months assuming no further receipts of revenues and additional financing.

Index

We intend to raise additional cash by means of equity and /or debt financing. Additionally, we plan to implement a cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. There are no assurances that any planned equity offering and/or debt financing will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.

As of December 31, 2007, we have three senior convertible notes payable outstanding to our Chairman totaling $2,151,610 including accrued interest with interest rates ranging from 6% to 8% per annum and  maturity dates ranging from June to November 2010.  These notes are convertible at conversion prices ranging from $0.38 to $0.74 per share and are secured by our revenues and assets.  We also have a $375,000 senior convertible note payable to a major stockholder, of which $125,000 has been funded as of June 30, 2007 and the balance was funded on September 28, 2007.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.74 per share, a maturity date of 2010, and is secured by our revenues and assets.

If we are unable to successfully repay or restructure our loans to our Chairman of the Board and to the major shareholder or are unable to raise additional cash by means of equity or debt financing for operations, we may have to liquidate our business and undertake any or all the steps outlined below.

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

•	Make the appropriate filings with the Financial Industry Regulatory authority (FINRA) to affect a delisting of our stock.

Based upon our cash requirements for our plan of continued operations and our current dividend policy of investing any available cash to our operations, we do not plan to distribute any cash to our stockholders.

At December 31, 2007, we had a negative working capital of $748,300 that primarily consists of: (a) cash of $51,700, exclusive of approximately $105,000 cash balance allocated to our CEO’s next 6 month compensation (b) accounts receivable of $120,415 (c) accounts payable of $840,771, (d) accrued expenses of $10,002, and (e) unearned revenue of $69,642.  At December 31, 2007, we had a stockholders’ deficit of $2,902,771, a portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $589,079 for the six months ended December 31, 2007. Net cash used in investing activities was $8,930.  Net cash provided by financing activities was $533,990, of which $12,150 was provided by the exercise of 82,500 stock warrants, $71,840 was from our Chairman as part of a $375,000 senior convertible note, the $200,000 borrowings by December 31, 2007, which were combined into a $300,000 senior convertible note  and $250,000 was from a major stockholder as the final funding from his $375,000 senior convertible note.

During the six months ended December 31, 2006, we received (a) $5,000 from the exercise of the 33,334 stock options; (b) $7,000 from one of the officers, which was subsequently paid in full in September 2006; and (c) $62,502 from our Chairman under a long-term note payable.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangement that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2007, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended December 31, 2007, there was no change in  our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit Number	Description

10.6.3	2007 Senior Convertible Note 2 issued to Michael Granito, filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	February 14, 2008	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer and Principal Executive Officer

Date	February 14, 2008	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer