Form 10QSB
period 2008-03-31
QUICK MED TECHNOLOGIES INC
filed 2008-05-15
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________.

Commission file number 0-27545

QUICK-MED TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	65-0797243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

902 N.W. 4th Street, Gainesville, Florida 32601
 (Address of Principal Executive offices)

(888)  835-2211
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

Number of shares of common stock outstanding as of May 7, 2008: 30,725,625

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEET
AS OF MARCH 31, 2008
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$83,606
Restricted cash	45,953
Accounts receivable	183,946
Total current assets	313,505

Property and equipment, net	22,701

Other assets:
Prepaid expenses	2,214
Intangible asset, net	413,475
Total other assets	415,689
Total assets	$751,895

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$892,513
Unearned revenue	42,856
Accrued expenses	14,528
Total current liabilities	949,897

License payable	160,000
Long-term liability - convertible note payable - related party	392,836
Long-term liability - convertible note payable - director	2,534,209
Total liabilities	4,036,942

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,725,625 shares issued
and outstanding	3,072
Additional paid-in capital	11,820,018
Stock options	2,395,806
Accumulated deficit	(17,503,943)
Total stockholders' deficit	(3,285,047)
Total liabilities and stockholders' deficit	$751,895

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues
Product sales	$42,367	$15,523	$119,592	$1,323,426
Research and development service	247,560	30,000	727,253	30,000
License fees	26,786	98,270	99,733	98,270
	316,713	143,793	946,578	1,451,696

Expenses:
Cost of sales	9,617	3,279	31,381	265,774
Research and development	384,448	310,288	1,193,589	1,013,639
General and administrative expenses	282,235	345,068	1,127,981	1,077,731
Licensing and patent expenses	42,395	65,137	233,891	256,960
Depreciation and amortization	18,143	15,703	54,428	44,980
Total expenses	736,838	739,475	2,641,270	2,659,084

Loss from operations	(420,125)	(595,682)	(1,694,692)	(1,207,388)

Other income (expense):
Interest income	573	325	2,021	874
Interest expense	(45,078)	(22,518)	(115,249)	(67,019)
Other income	-	-	-	166,500

Loss before income taxes	(464,630)	(617,875)	(1,807,920)	(1,107,033)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(464,630)	$(617,875)	$(1,807,920)	$(1,107,033)

Net loss per share (basic and diluted)	$(0.02)	$(0.02)	$(0.06)	$(0.04)

Weighted average common
shares outstanding (basic and diluted)	30,725,625	30,407,687	30,673,089	30,321,099

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, December 31, 2007	30,725,625	3,072	$11,820,018	$(17,039,313)	$2,313,452	$(2,902,771)

Stock options granted for services	-	-	-	-	82,354	82,354
Net loss, January 1, 2008 to March 31, 2008	-	-	-	(464,630)	-	(464,630)

Balance, March 31, 2008	30,725,625	3,072	$11,820,018	$(17,503,943)	$2,395,806	$(3,285,047)

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net loss	$(1,807,920)	$(1,107,033)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	54,428	44,980
Stock granted for services	24,182	141,086
Stock-based compensation	497,802	420,820
(Increase) decrease in:
Restricted cash	(45,953)	-
Accounts receivable	201,650	(75,666)
Prepaid expenses	2,954	(67)
Increase (decrease) in:
Accounts payable	125,830	420,682
Accrued interest	115,249	(16,875)
Other current liabilities	(47,127)	65,000
Net cash used in operating activities	(878,905)	(107,073)

Cash flows from investing activities:
Purchase of fixed assets	-	(3,102)
Investments in Patents	(32,198)	(112,686)
Net cash used in investing activities	(32,198)	(115,788)

Cash flows from financing activities:
Proceeds from stock option or warrant exercise	12,150	11,000
Proceeds from note payable - officer	-	15,500
Repayment of note payable - officer	-	(15,500)
Increase in convertible notes payable - related party	250,000	-
Increase in convertible notes payable - director	616,840	83,893
Net cash provided by financing activities	878,990	94,893

Net increase in cash and cash equivalents	(32,113)	(127,968)
Cash and cash equivalents at beginning of period	115,719	184,142
Cash and cash equivalents at end of period	$83,606	$56,174

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock options granted for services	$521,984	$420,820
Stock issuance in settlement of a liability	$21,046	$-

See accompanying notes to condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.

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

Restricted Cash

During the period ended March 31, 2008, the Company finalized the two senior convertible notes with the Chairman and a major shareholder.  These notes require the Company to allocate a portion of the proceeds to be restricted for payment of the Chief Executive Officer’s compensation for the remaining portion of the twelve months from the date of hire.  See note 5 below for further details of the notes payable.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of March 31, 2008 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the nine-month periods ended March 31, 2008 and 2007, 6,619,316 and 3,874,428 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of March 31, 2008, the Company’s cash levels exceeded the federally insured limit but were maintained with a high quality institution and management regularly monitors its cash position.  As of March 31, 2008, all of the Company’s accounts receivable was derived from BASF, and the U.S. Army. The credit risk of the accounts receivable is considered limited given the customers’ credit rating. There were no write-offs of uncollectible receivables during the year ended June 30, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which enhances existing guidance for measuring assets and liabilities at fair value.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, and is effective for fiscal year ending after November 15, 2008.  The Company is assessing the impact of the adoption of this pronouncement, but does not expect that it will have a significant impact on its financial position or results of operations.

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

NOTE 3 – STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (the “Plan”) on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. On December 13, 2004, the shareholders approved the Plan and ratified the amendment to increase the total number of shares to be granted under the Plan from 3,000,000 to 4,000,000 effective November 1, 2004.  On November 13, 2007 the shareholders ratified the amendment to increase the total number of shares to be granted under the Plan from 4,000,000 to 6,000,000.

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

On December 20, 2006, the Company issued 790,770 stock options to the board members, the management, the employees, and the consultants for their services.  These options have an exercise price of $1.05 per share. The stock options were vested one-third immediately, one-third was vested on December 20, 2007 and the remaining one-third will be vested on December 20, 2008, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The weighted average grant date fair value of options was $0.69 per share based on the Black-Scholes option-pricing model.  The options expire five years from the date of grant.  On March 5, 2008, 84,615 stock options were forfeited.

On September 9, 2005, the Board granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005, and all shares were immediately vested.  In addition, the Board granted 710,000 stock options and 175,000 warrants to the employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005.  The stock options and warrants were vested one-third immediately, one-third was vested on July 1, 2006 and the remaining one-third was vested on July 1, 2007.  The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.72 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

The weighted average grant date fair value of options granted during the period ended March 31, 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors.  The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Assumptions utilized to value options are as follows:

Risk-free interest rate                                                      4.75% to 6%
Expected life (years)                                                        5
Expected volatility                                                           50% to 138%
Expected dividends                                                         None

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

A summary of options for the periods ended March 31, 2008 and 2007 is shown below:

	March 31, 2008		March 31, 2007
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	2,757,270	$0.61	2,779,834	$1.33
Granted	1,936,223	0.74	790,770	1.05
Exercised	-	-	(33,334)	0.15
Forfeited	(84,615)	1.05	(15,000)	0.80
Expired	-	-	-	-
Outstanding at end of period	4,608,878	$0.66	3,522,270	$1.28
Exercisable at end of period	3,167,839		2,811,720
Available for issuance at end of period	1,391,122		444,396

During the period ended March 31, 2008, the Company issued 18,329 common stock warrants to consultants as part of the payment for their services.  These warrants were accounted for in accordance with the fair value provisions of SFAS 123R.  The warrants were vested immediately with fair values ranging from $0.44 to $0.58 per share and the total cost of approximately $12,000.

During the period ended March 31, 2008, approximately 82,500 warrants were exercised ranging from $0.14 to $0.20 per share or an aggregate price of $12,150.

During the period ended March 31, 2007, the Company issued 26,351 common stock warrants to consultants as part of payment for their services.  These warrants were accounted for in accordance with the provisions of SFAS 123R.  The warrants were vested immediately with fair market values ranging from $0.55 to $1.25 per share and the total cost of approximately $20,000.

During the quarter ended March 31, 2007, 30,000 warrants were exercised at $0.20 per share or an aggregate price of approximately $6,000.

Index

NOTE 3  – STOCK OPTIONS AND WARRANTS, continued

Assumptions utilized to value warrants are as follows:

Risk-free interest rate                                                      6.00%
Expected life (years)                                                        5
Expected volatility                                                           73% to 138%
Expected dividends                                                         None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	854,108	$0.56	913,968	0.37
Granted	18,329	0.65	26,351	1.02
Exercised	(82,500)	0.15	(30,000)	0.20
Expired or forfeited	-	-	-	-
Outstanding at end of period	789,937	$0.57	910,319	$0.37
Exercisable at end of period	789,937		895,736

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

In November 2007, the Company issued 34,501 shares of common stock as a settlement for a liability of $21,046.

Index
NOTE 5 – NOTES PAYABLE

		Interest	Conversion
Director	Maturity	Rate	Price	March 31, 2008
2003 Senior Convertible Note	2010	6%	$0.38	$1,268,625
Senior Convertible Note	2010	8%	$0.74	208,955
2007 Senior Convertible Note	2010	8%	$0.74	375,000
2007 Senior Convertible Note 2	2010	8%	$0.55	50,000
2007 Senior Convertible Note 2	2010	8%	$0.51	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000
2007 Senior Convertible Note 2	2010	8%	$0.34	50,000
2007 Senior Convertible Note 2	2010	8%	$0.32	50,000
2008 Senior Convertible Note 1	2010	8%	$0.32	50,000
2008 Senior Convertible Note 1	2010	8%	$0.45	70,000
2008 Senior Convertible Note 1	2010	8%	$0.40	75,000
2008 Senior Convertible Note 1	2010	8%	$0.33	50,000
Accrued interest				136,629
				2,534,209
Related Party
2007 Senior Convertible Note	2010	8%	$0.74	375,000
Accrued interest				17,836
				392,836

Total long term note payable				$2,927,045

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008. As of March 31, 2008, the Company received approximately $245,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008. As of March 31, 2008, the Company received $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Index

NOTE 5 – NOTES PAYABLE, continued

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

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 5, the Company has several senior convertible note payables with its Chairman and a major stockholder during the period ended March 31, 2008.

Subsequent to March 31, 2008, the Company received the additional Advances totaling $125,000 from its Chairman, which were combined with the $245,000 previous borrowings into a senior convertible note as more fully described in Note 5 above.

NOTE 7  – SUBSEQUENT EVENTS

On April 4, 2008, the Company and Mölnlycke Health Care AB (“MHC”) entered into a Joint Development Agreement (the “Agreement”) effective as of March 19, 2008.  Under the Agreement, the Company is engaged in the development of the Company's technologies to be incorporated in certain medical health care products manufactured by MHC.  In consideration for the development activities, MHC will pay the Company $90,000 during the term of the Agreement, which will conclude on the earlier of (i) June 30, 2008 or (ii) the date the Company and MHC execute a License Agreement covering the know-how and patents that are the subject of the Agreement.

On April 18, 2008, the Company authorized the grant of options to purchase an aggregate up to 1,247,959 shares of the Company’s common stock to the board members, the management, the employees, and the consultants for their services.  These options will have an exercise price of the closing trading price of the Company’s common stock at the date of grant. The stock options will vest one-third immediately, one-third to be vested each subsequent anniversary date, assuming the person receiving the equity awards is employed by the Company at the time of vesting.

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

Recent Developments

On April 4, 2008, we and Mölnlycke Health Care AB (“MHC”) entered into a Joint Development Agreement (the “Agreement”) effective as of March 19, 2008.  Under the Agreement, we are engaged in the development of our technologies to be incorporated in certain medical health care products manufactured by MHC.  In consideration for the development activities, MHC will pay us $90,000 during the term of the Agreement, which will conclude on the earlier of (i) June 30, 2008 or (ii) the date the Company and MHC execute a License Agreement covering the know-how and patents that are the subject of the Agreement.

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

We filed with the FDA for one of the end-user applications using our NIMBUS technology under the medical device exemptions as an alternative to prior pre-market approval requirements in March 2006, under a 510(k) application.  After extensive discussions with the FDA staff, including the Office of Chief Counsel, in January 2007 we were notified by the FDA that a De Novo application route would be required for our proposed device. In November 2007, we submitted our amended De Novo application. We responded to the FDA staff on their follow up questions.  We expect to receive a response from the FDA staff regarding the status of our De Novo application in the near term.  However, there are no assurances when we will receive and if it is received whether our FDA application will be approved by the FDA or if approved it will be a commercial success. Further delays in receiving FDA approval may also impair our ability to raise capital to continue operations.

This section should be read in conjunction with in our annual report on Form 10-KSB/A for fiscal year ended June 30, 2007 filed with the SEC for further discussions on the 510(k) clearance pathway and De Novo: Alternative Pathway to PMA.

Index

Capital Expenditures and Requirements

From 2000 to March 2008, we have spent approximately $755,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobelny with our common stock and cash for the exclusive license of the Ilomastat technology, which they invented.

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

Results of Operations

Comparison of Nine Months Ended March 31, 2008 and 2007

Revenues.     During the nine months ended March 31, 2008 we had $946,578 of revenues, compared to $1,451,696 of revenues for the nine months ended March 31, 2007, representing a 35% decrease in our revenues.  Our revenues during the nine months ended March 31, 2008 consisted of: (a) $119,592, which represented our royalties from the product sales by a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a master agreement we had with BASF for product development, manufacturing and distribution (the “Master Agreement”); (b) $727,253, which represented the revenue earned from the small business innovation research program and the U.S. Army research on the development of Ilomastat for treatment of sulfur mustard injuries on the eye and skin  program (the “U.S. Army Research Program”); and (c) $99,733, which represented the earned portion of the license  fee from Derma Sciences, Inc. and the earned portion of the exclusive option fee from Hanesbrands Inc. (“HBI”).

Our revenues during the nine months ended March 31, 2007 consisted of (a) $1,323,426, which represented our royalties from the product sales by BASF Catalysts, LLC, a wholly-owned subsidiary of BASF; (b) $30,000, which represented the revenue eared from the small business innovation research program; and (c) $98,270, which represented the earned portion of the exclusive option fee, and the research and development fee from HBI.

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

Effective February 1, 2007, we and HBI entered into a Development and Exclusive Option Agreement with HBI (the “HBI Agreement”).  Under the HBI Agreement, we granted to HBI an exclusive option (the “Option”) for a period of six months (“Option Period”) to obtain an exclusive license to our technology relating to  certain products produced by HBI (the “License Agreement”).  In consideration for the Option, HBI is obligated to pay the Company $45,000 every three month period during the Option Period. During the Option Period, HBI would run and complete certain studies, and upon the conclusion of these studies, HBI would provide us with notice of the final decision with respect to entering into the License Agreement.   In September 2007, we were informed that HBI decided, for internal reasons unrelated to our technology, not to complete these studies and we mutually agreed not to extend the Option Period.

Operating Losses.  Operating losses for the nine months ended March 31, 2008 increased by 40% or  $487,304 to $1,694,692 for the nine months ended March 31, 2008 from $1,207,388 for the nine months ended March 31, 2007. The increase in operating losses was primarily due to a decrease in revenues of $505,118 offset by a decrease in expenses of $17,814 for the nine months ended March 31, 2008.  The decrease in expenses was primarily due to the following:  (a) an increase of $179,950 or 18% in research and development expenses; (b) an increase of $50,250 or 5% in general and administrative expenses; offset by (c) a decrease of $23,069 or 9% in licensing and patent expenses; and (d) a decrease of $234,393 or 88% in cost of revenues to the amount in the comparable prior period, as described in more detail below.

Index

Research and Development Expense.  Research and development expense increased by $179,950 or 18% to $1,193,589 for the nine months ended March 31, 2008, from $1,013,639 for the nine months ended March 31, 2007.  The increase in research and development expense is primarily attributable the expenses related to the U.S. Army Research Program, and increased compensation to our head of research and development department and research team.  This increase was offset by a reduction in share-based compensation expense of approximately $199,000, which was included in the prior period research and development expense, while smaller share-based compensation expenses were incurred during the current period.

General and Administrative Expense.  General and administrative expense increased by $50,250 or 5% to $1,127,981 for the nine months  ended March 31, 2008, from $1,077,731 for the nine months ended March 31, 2007.  This increase in our general and administrative expenses is primarily attributed to an increase of approximately of $358,000 in our Chief Executive Officer compensation expense, including approximately $274,000 related to stock-based compensation. This increase as mentioned above was offset by a reduction in other operating expenses. In addition, the increase was reduced further because the prior period expense included the share-based compensation expense resulting from the payment for our board members’ and others’ services , while there was no similar shared-based compensation expense incurred during the current period.

Licensing and Patent Expense.  Licensing and patent expense decreased by $23,069 or 9% to $233,891 for the nine months ended March 31, 2008 from $256,960 for the nine months ended March 31, 2007.  This decrease was primarily due to the level of utilization of consulting legal patent services and legal licensing services including licensing negotiation offset by higher patent renewal fees and the license fee and related patent maintenance expenses under the terms of a license agreement entered into in June 2007.

Other Income.  During the nine months ended March 31, 2007, we had $166,500 in other income, which represented a payment from a cosmetic and personal care division of BASF Catalysts, LLC, for the transfer of all right, title and interest of the formulations utilized our proprietary compound that were customized by BASF for the customers held by us back to BASF.   However, we did not transfer the intellectual property rights of our proprietary compound.    There was no such transaction during the nine months ended March 31, 2008.

Interest Income.  During the nine months ended March 31, 2008, we had $2,021 in interest income, an increase of $1,147 or 131% from $874 for the nine months ended March 31, 2007.  The amounts from both periods represent interest earned on our certificate of deposits and money market account funded by the revenues and /or equity financings during the respective period.

Interest Expense.  Interest expense for the nine months ended March 31, 2008 increased $48,230 or 72% to $115,249 compared to $67,019 the nine months ended March 31, 2007.  This increase was due to an increase of approximately $712,000 or 48% in the average outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $2,192,000, compared to approximately $1,480,000 average outstanding balance for the comparable 2006 period.

Net Loss.   Net loss for the nine months ended March 31, 2008 was $1,807,920 or $0.06 per share compared to $1,107,033 or $0.04 per share for the nine months ended March 31, 2007.   This increase is primarily attributable to a decrease in revenues, an increase in research and development and general and administrative expenses, offset by the deceases in cost of revenues, and licensing and patent expenses.

Index

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues.     During the three months ended March 31, 2008 we had $316,713 of revenues, compared to $143,793 of revenues for the three months ended March 31, 2007, representing a 120% decrease in our revenues.  Our revenues during the three months ended March 31, 2008 consisted of: (a) $42,367, which represented our royalties from product sales by BASF  in connection with the Master Agreement; (b) $247,560, which represented the revenue earned from the small business innovation research program and the U.S. Army Research Program; and (c) $26,786, which represented the earned portion of the license  fee from Derma Sciences, Inc.

Our revenues during the three months ended March 31, 2007 consisted of (a) $15,523, which represented our royalties from product sales by BASF; (b) $30,000, which represented the revenue eared from the small business innovation research program; and (c) $98,270, which represented the earned portion of the exclusive option fee, and the research and development fee from HBI..

Operating Losses.  Operating losses for the three months ended March 31, 2008 decreased by 29% or  $175,557 to $420,125 for the three months ended March 31, 2008 from $595,682 for the three months ended March 31, 2007. The decrease in operating losses was primarily due to an increase in revenues of $172,920 offset by a decrease in expenses of $2,637 for the three months ended March 31, 2008.  The decrease in expenses was primarily due to the following:  (a) an increase of $74,160 or 24% in research and development expenses; offset by (b) a decrease of $62,833 or 18% in general and administrative expenses; (c) a decrease of $22,742 or 35% in licensing and patent expenses; and (d) an increase of $6,338 or 193% in cost of revenues to the amount in the comparable prior period, as described in more detail below.

Research and Development Expense.  Research and development expense increased by $74,160 or 24% to $384,448 for the three months ended March 31, 2008, from $310,288 for the three months ended March 31, 2007.  The increase in research and development expense is primarily attributable the expenses related to the U.S. Army Research Program, and increased compensation to our head of research and development department and research team. The U.S. Army Research Program began in April 2007.  This increase was offset by a reduction in share-based compensation expense of approximately $35,000, which was included in the prior period research and development expense, while smaller share-based compensation expenses were incurred during the current period.

General and Administrative Expense.  General and administrative expense decreased by $62,833 or 18% to $282,235 for the three months  ended March 31, 2008, from $345,068 for the three months ended March 31, 2007.  This decrease in our general and administrative expenses is primarily attributed to a reduction in approximately $69,000 in executive search fees  that we did not incur during the quarter ended March 31, 2008, and a decrease in share-based compensation expense as certain share-based compensation expense was earned out at December 31, 2007.  This decrease was offset by an increase in compensation expense due to the addition of our CEO, while there were no such similar expenses during the period ended March 31, 2007.

Licensing and Patent Expense.  Licensing and patent expense decreased by $22,742 or 35% to $42,395 for the three months ended March 31, 2008 from $65,137 for the three months ended March 31, 2007.  This decrease was primarily due to the reduced level of utilization of consulting legal patent services and legal licensing services.

Interest Income.  During the three months ended March 31, 2008, we had $573 in interest income, an increase of $248 or 76% from $325 for the three months ended March 31, 2007.  The amounts from both periods represent interest earned on our certificate of deposits and money market account funded by the revenues and or equity financings during the respective periods.

Interest Expense.  Interest expense for the three months ended March 31, 2008 increased $22,560 or 100% to $45,078 compared to $22,518 the three months ended March 31, 2007.  This increase was due to an increase of approximately $934,000 or 63% in the average outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $2,419,000, compared to approximately $1,485,000 average outstanding balance for the comparable 2007 period.

Net Loss.   Net loss for the three months ended March 31, 2008 was $464,630 or $0.02 per share compared to $617,875 or $0.02 per share for the three months ended March 31, 2007.   This decrease is primarily attributable to an increase in revenues and an increase in research and development expenses offset by a decrease in general and administrative and licensing and patent expenses..

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

Total cash on hand at March 31, 2008 was $83,606 as compared with $51,700 at December 31, 2007.    Further, we collected the entire outstanding receivable balance of approximately $183,946 at March 31, 2008. As of April 30, 2008, we received a total of $125,000 to combine with $245,000 previous borrowings into a 2008 senior secured convertible note from our Chairman.  During the period ended September 30, 2007, we borrowed $750,000 from our Chairman and a major shareholder as senior secured convertible notes.  As of March 31, 2008, approximately $46,000 of the $750,000 funding was allocated to our Chief Executive Officer’s compensation for the remaining two and a half months period and was included in the restricted cash.

On April 4, 2008, we and Mölnlycke Health Care AB (“MHC”) entered into a Joint Development Agreement (the “Agreement”) effective as of March 19, 2008 with total value of approximately $90,000 over 90 days period.  We anticipate the direct expenses for this project of approximately $25,000.

In September 2006, we received the SBIR Phase II grant, which included including the option of SBIR Phase I, totaling approximately $840,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses.  To date, we received approximately $315,000 and incurred approximately $66,000 in expenses to subcontractors and other direct expenses. Effective April 23, 2007, we were awarded a twelve month military contract valued at approximately $880,000, net of overhead charged by USAMRAA.  The expected cash outflows during the term of this military award will be approximately $610,000 for scientific experiments and other direct expenses. While we expect to receive royalties in the next twelve to twenty-four months from these agreements subject to certain contractual terms, we need cash in order to maintain and grow our businesses.  See the section below for further discussion of our cash requirements and related strategies to meet these needs.

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

Index

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

In November 2007, the Company issued 34,501 shares of common stock as a settlement for a liability of $21,046

Based on our cash position at March 31, 2008, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $176,000 per month or an aggregate of approximately $2,112,000 over the next twelve (12) months, in the following areas:

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

Our current cash balance of $83,606 as of March 31, 2008, coupled with collected accounts receivable of approximately $183,946  and the receipt of approximately $125,000 funding under a convertible senior debt with our Chairman will satisfy our cash requirements for approximately two (2) months assuming no further receipt of revenues. If we are unable to satisfy the remainder of our obligations by equity and/or debt financing, we will be unable to satisfy our cash requirements beyond approximately two (2) months assuming no further receipts of revenues and additional financing.

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

As of March 31, 2008, we have four senior convertible notes payable outstanding to our Chairman totaling $2,534,209 including accrued interest with interest rates ranging from 6% to 8% per annum and  maturity dates ranging from June to December 2010.  These notes are convertible at conversion prices ranging from $0.32 to $0.74 per share and are secured by our revenues and assets.  We also have a $375,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.74 per share, a maturity date of 2010, and is secured by our revenues and assets.

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

At March 31, 2008, we had a negative working capital of $682,345 that primarily consists of: (a) cash of $83,606, exclusive of approximately $45,953 cash balance allocated to our CEO’s next two and a half months compensation (b) accounts receivable of $183,946 (c) accounts payable of $892,513, (d) accrued expenses of $14,528, and (e) unearned revenue of $42,856.  At March 31, 2008, we had a stockholders’ deficit of $3,285,047, a portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $878,905 for the nine months ended March 31, 2008. Net cash used in investing activities was $32,198.  Net cash provided by financing activities was $878,990, of which $12,150 was provided by the exercise of 82,500 stock warrants, $71,840 was from our Chairman as part of a $375,000 senior convertible note, a $300,000 senior convertible, and the $245,000 borrowings by March 31, 2008, which were combined into a $370,000 senior convertible note,  and $250,000 was from a major stockholder as the final funding from his $375,000 senior convertible note.

During the nine months ended March 31, 2007, we received (a) $11,000 from the exercise of the 33,334 stock options and 30,000 warrants; (b) $15,500 from one of the officers, which was subsequently paid in full by February 2007; and (c) $83,893 from our Chairman under a long-term note payable.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangement that have, or are reasonably likely to have, a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended March 31, 2008, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit Number	Description

10.3	2008 Senior Convertible Note 2 issued to Michael Granito filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	May 15, 2008	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer and Principal Executive Officer

Date	May 15, 2008	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer