Form 10KSB
period 2008-06-30
QUICK MED TECHNOLOGIES INC
filed 2008-09-29
CIK 1088206

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
________________

For the fiscal year ended June 30, 2008                                                                                                 Commission file number 000-27545

QUICK-MED TECHNOLOGIES, INC.
----------------------------------------------
(Name of registrant as specified in its charter)

Nevada                                                                                 65-0797243
(State or Other Jurisdiction of organization)                                                                           (IRS Employer Identification Number)

902 NW 4th Street
Gainesville, Florida 32601
(888) 835-2211
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/ or any further amendment to this Form 10-KSB. [  ]

The registrant’s revenues for its most recent fiscal year were $1,360,924.

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of September 19, 2008 (based upon the closing price of $0.35 per share on September 19, 2008) was $2,630,278.

As at September 19, 2008 there were 30,874,196 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

QUICK-MED TECHNOLOGIES, INC.

 ANNUAL REPORT
ON FORM 10-KSB
For the Year Ended June 30, 2008

 INDEX

Page
PART I

PART II

PART III

Signatures	41

Index

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

Our principal executive offices are located at 902 NW 4th Street Gainesville, Florida 32601.  Our telephone number is (888) 835-2211.

Business Development

We are a life sciences company that is developing proprietary technologies for the medical and consumer healthcare markets. Our two core technologies under development are:

NIMBUS® (“NIMBUS”), a family of organic moledules or “polymers” that are bio-engineered to have antimicrobial, super-absorbent, hemostatic and other properties that can be used in a wide range of applications, such as wound dressings and apparel.   We are seeking to use our NIMBUS technology in:  (a) advanced wound care products and other medical devices; and (b) consumer products, including apparel, home furnishings and personal care. We believe that the size and growth characteristics of the antimicrobial market represent an attractive opportunity for the NIMBUS technology.  Additionally, we believe there are no competing technologies on the market today that offer the unique combination of safety, efficacy and cost-effectiveness offered by NIMBUS.  We have developed “proofs-of-principle” in several applications and are seeking to move these products to the commercialization stage. On September 18, 2006 we received a Phase II SBIR grant for continued work on an advanced wound dressing using the NIMBUS technology. Effective February 1, 2007, we and HBI entered into a Development and Exclusive Option Agreement with HBI (the “HBI Agreement”).  Under the HBI Agreement, we granted to HBI an exclusive option (the “Option”) for a period of six months (“Option Period”) to obtain an exclusive license to our technology relating to  certain products produced by HBI (the “License Agreement”).  In September 2007, we were informed that HBI decided, for internal reasons unrelated to our technology, not to complete these studies and we mutually agreed not to extend the Option Period.  In April, 2007, we entered into a license agreement with Derma Sciences Inc. for NIMBUS treatment of select substrates used in traditional wound care.  In March, 2008, we entered into a Joint Development Agreement with a major international healthcare company to develop antimicrobial medical devices.

MultiStatTM (“MultiStat”), a family of patented organic compounds known as matrix metalloproteinase inhibitors (“MMPIs”) that  we believe to have significant benefit in  the maintenance, healing and repair of skin and eyes. External and internal stimuli that cause the overproduction of enzymes known as matrix metalloproteinase can adversely affect the skin and eyes.  MultiStat works by inhibiting the activity of the matrix metalloproteinase enzymes. Independent laboratories as well as our research show that MultiStat is effective in medical (wound care) and consumer (cosmetic) applications.  MultiStat is currently being sold as a performance ingredient to several cosmetics companies via an agreement with BASF, which was renegotiated and signed on May 16, 2008.  Under this agreement, we appointed BASF as an exclusive manufacturer and distributor of our MultiStat™ Compound, Ilomastat, (“QMT Compound”) in the over-the-counter retail cosmetic consumer products in the worldwide territory with the exclusive and non-exclusive licenses of certain patent rights.   MultiStat is also being evaluated as a post-injury treatment for mustard gas exposure, with the initial product currently being developed under a Cooperative Research and Development Agreement (CRADA) with the U.S. Army Medical Research Institute for Chemical Defense.

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

Index

NIMBUS®

NIMBUS refers to “Novel Intrinsically MicroBonded Utility Substrate” - a family of patents, trade secrets, and other intellectual property rights in which polymer chemistry is used to permanently bond biologically active molecules onto substrates. NIMBUS is produced by bonding a selection of polyquaternaries to various materials and can take many forms including: cellulosics, synthetics, microspheres, sprayable suspensions, superabsorbent polymers, powders, derivatized mineral particles, and others.  We intend to use low-cost processes by which typically inexpensive chemicals can be permanently bonded to create added value to end products.

•
The NIMBUS technology has potential commercial applications spanning medical and consumer healthcare products.  Choices of the substrate, the bonded molecules, or the method of bonding generate a range of products that can be modified to produce varying product attributes.  By altering aspects of the formulation, the product can be made to be super-absorbent, have hemostatic properties, or serve as a drug delivery system.  For example, it is capable of being used to add a second, slowly releasable ingredient to a substrate to permit more than one mode of action or property (e.g., perfume, protease inhibitor, fungicide, or antibiotic).

•
The raw material cost of NIMBUS is more economical than many other active ingredients, such as silver or PHMB (polyhexamethylene biguanide), used in healthcare today.  Additionally, in wound care materials and other roll goods-based substrates, NIMBUS requires no more than standard textile or paper finishing equipment.

•
The most deeply studied potential commercial application of NIMBUS is in medical devices where permanent bonding to various substrates can be performed using broad spectrum  microbicides that are highly effective, as verified by independent laboratories.  In certain prototype wound dressings, NIMBUS begins to eradicate bacteria immediately and is effective for seven days or more.  Tested in a typical potential commercial application, NIMBUS killed 99.9999% of the bacteria or other microbes present in the environment.

•
Third party testing and our research show that NIMBUS-treated articles are effective against MRSA (Methicillin-Resistant Staphylococcus Aureus) and VRE (Vancomycin-Resistant Enterococcus), two antibiotic-resistant organisms responsible for a significant and growing number of hospital and community-related infections.  Other high bacterial kill levels have been demonstrated for contact lenses against Pseudomonas; in food preservation against bacteria that cause Listeria monocytogenes and Salmonella typhimurium; and in footwear protection against a wide range of other germs including Trichophyton mentagrophytes, a fungus that causes athlete’s foot.

•
While lethal to most bacteria, studies performed by us and third-party laboratories show that NIMBUS is not harmful to human cells.  Independent laboratory tests have shown that NIMBUS is non-toxic, non-sensitizing and non-irritating to humans, using standard ISO or ASTM test methodologies.

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

A characteristic of NIMBUS medical devices relates to the reduced likelihood of bacteria to develop resistance to the microbicide employed – a growing concern in healthcare facilities.  This characteristic results from the combined effect of (a) the mechanism by which bacteria are killed – by cell wall disruption; (b) the bonding of the microbicide to the substrate, which prevents concentrations of the active molecule from falling below minimum inhibitory levels and (c) the large size of the molecule which does not permit its entry into the bacteria cell where resistance can develop.

Index

Quick-Med is seeking to commercialize NIMBUS in key end-markets where we believe the technology provides either a solution to a defined market need or an opportunity to create attractive new products or product attributes.  We have been in communication with potential clients or development partners in the following markets.

Substrate	Medical	Consumer & Healthcare
Cotton and cotton blends, including cotton, cotton-rayon blends, cotton-PET blends, cellulosic materials	Wound dressings * Hospital gowns * Hospital bedding * Antimicrobial wipes	Feminine protection Adult incontinence Diapers Wipes Underwear
Synthetics including polyurethane, polypropylene, PE, PET, nylon, polycarbonates, silicones	Wound tapes/films * Wound dressings *
Water/Oil-based Formulations	Hand sanitizers* Skin care products Wound care gels *	Hand sanitizers Skin care products

* denotes a medical device application that may require regulatory approval

We are initially focusing our NIMBUS technology on the following industries:

•
Wound Dressings and other Medical Devices: Potential wound care products under development that use the NIMBUS technology have undergone proof-of-concept testing to demonstrate their desired characteristics, such as bacterial resistance or the ability to control bleeding. Incontinence products using NIMBUS technology are also undergoing proof-of-concept testing.

•
Apparel: Apparel products being developed that use the NIMBUS technology have undergone proof-of-concept testing to demonstrate desired characteristics such as resistance to odor causing bacteria and discoloration.

•	Medical Textiles: bed linens are being evaluated for their ability to deactivate the bacteria associated with pathogenic sickness.

MultiStat™

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

There are natural or synthetic compounds that safely inhibit MMP overproduction in the skin (MMP-inhibitors, or “MMPIs”). These MMPIs can be topically applied to mitigate the effects of triggering mechanisms. The bioscience of MMPI research includes the identification of safe compounds that individually or in combination yield a specific beneficial outcome. MultiStat represents our portfolio of patented compounds and techniques relating to MMP inhibition. Our MultiStat compounds are approximately 1,000 times more potent than the natural MMPIs that are present in human blood and in some plant extracts.  Therefore, only small amounts of MultiStat compounds are needed to reduce the elevated levels in MMP activities that cause skin wrinkling or tissue destruction in chronic wounds.   MultiStat’s array of uses has been documented in a series of clinical findings by our scientists, third-party scientific laboratories, and in works published by other academic researchers.

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

In September 2002, we announced an exclusive multi-year distribution agreement with BASF Catalysts LLC formerly known as Engelhard Corporation (“BASF”).  This agreement provides for BASF to undertake product development and subsequent marketing and sales of MultiStat-related skin care products.   Since 2005, through its agreement with BASF, products that have incorporated MultiStat™ technology have been commercialized through various skin care and anti-aging products sold to major cosmetics companies.

On August 2, 2006, we restructured our agreement with a wholly-owned subsidiary of BASF Catalysts LLC formerly known as Engelhard Corporation, with a Fourth Amendment to that certain Letter of Intent (“LOI”) dated February 1, 2006 and effective through April 28, 2006.  The Fourth Amendment, effective as of June 30, 2006, extended the effective period of the LOI to August 1, 2007. The LOI amends certain terms included in the distribution agreement, in which we granted to Engelhard an exclusive license to develop and market our Ilomastat product (the “Licensed Product”) for the field of over-the-counter anti-aging cosmetics and a nonexclusive license for the field of over-the-counter acne treatments and skin moisturizers in the cosmetics market.  In consideration for this license, as amended by the LOI, we received monthly royalty payments based on a percentage of the net revenue Engelhard receives from sales of the Licensed Product but no less than annual minimum royalty payments equal to $1,140,000 for the first two years, assuming the LOI is not terminated during such period. In addition, we transferred all ownership, title and interest to the Engelhard intellectual property rights developed under the agreement held by us back to Engelhard in exchange for one lump payment of $166,500.

On May 16, 2008, we and BASF Beauty Care Solutions, L.L.C., a member of BASF Group (“BASF”), signed a Manufacturing and Distribution Agreement (“Agreement”) with an effective date of August 1, 2007.  This Agreement supersedes The Master Agreement for Product Development, Manufacturing and Distribution and the Product Development and Distribution Agreement for Ilomastat dated August 15, 2002, the Tolling Agreement dated October 20, 2005, as amended, and the Letter of Intent with the effective date of February 1, 2006, as amended, (“Prior Agreements”) between us and BASF.

Under this Agreement, we appointed BASF as an exclusive manufacturer and distributor of our MultiStat™ Compound, Ilomastat, (“QMT Compound”) in the over-the-counter retail cosmetic consumer products in the worldwide territory with the exclusive and non-exclusive licenses of certain patent rights.  In consideration of the rights and appointments, we are entitled to receive distribution fees on a quarterly basis of the contract year minimum sales of products containing QMT Compound in each of the three contract years under the renegotiated terms of the distribution fees as set forth in the Agreement.  For the period from the effective date of August 1 to December 31, 2007, the terms of the distribution fees under the Prior Agreements remained in effect.  In addition,  BASF agrees that to the extent required by applicable law, all products used, sold or distributed by BASF will be manufactured substantially in the U.S. The contract year began January 1, 2008, and each consecutive 12-month period thereafter during the term of the Agreement.  The term of the Agreement expires on December 31, 2010.  We may terminate this Agreement prior to such expiration upon a material breach by BASF, or BASF’s failure to meet minimum sales requirements.

The license under the Agreement may be sublicensed to BASF’s affiliates or third parties solely for the right to manufacture and to sell the licensed products for the purpose set forth in the Agreement.

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

Specific examples of competition to our NIMBUS microbicidal technology and potential future products using that technology, include products utilizing fibers embedded with silver and/or copper ions to induce anti-bacterial and/or anti-fungal capabilities, or other microbicidal technologies.  Competing companies developing or offering such products include:

•	Nucryst Pharmaceuticals Inc.
•	Microban International, Ltd.
•	Aegis Environments
•	Arch Chemical

We will attempt to overcome the competitive advantages of our competitors by entering into co-development agreements with industry leaders in the potential markets with exclusivity clauses for future license agreements.

Intellectual Property: Patents, and Exclusive Patent Licenses

Our strategy is to research and obtain original patents or, to the extent reasonably available, to license exclusive composition and relevant use patents related to our core technology. We believe that a comparatively strong intellectual property position can be a source of differentiation from competing products.

NIMBUS technology is covered by one issued U.S. patent,  seven issued foreign patents (Australia, China, Russia, Indonesia, Korea, Mexico, and Canada), and ten pending U.S. patents, as well as a number of international patent applications filed under the Patent Cooperation Treaty (PCT), a treaty that covers up to 139 countries and a number of foreign patent applications.

MultiStat™ technology is covered by seven issued U.S. patents, five issued foreign patents (Germany, Spain, France, Great Britain, Italy), two pending U.S. patents and two pending international patents.

Several of these patent applications are now under examination in the United States Patent and Trademark Office.

On September 4, 2008, we received a notice of allowance as a patent for our application number 10/546,850 for our invention of Antifungal Gypsum Board.

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

Issued and Pending - U.S. & Foreign Patents

We have filed or own joint rights to patent applications for:

U.S. ISSUED PATENTS

Number	Issued Date	Expiry Date	Description
5,183,900	February 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,189,178	February 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,239,078	August 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,270,326	December 1993	November 21, 2007 (November 21, 2010)	Treatment of Tissue Ulceration
5,773,438	June 1998	June 30, 2015	Synthetic Matrix Metalloprotease Inhibitors (MMPIs) and Use Thereof
5,892,112	April 1999	April 6, 2016	Process for Preparing Synthetic Matrix Metalloprotease Inhibitors (MMPIs)
6,713,074	March 2004	June 29, 2021	Cosmetic Composition and Method
7,045,673 B1	May 16, 2006	December 8, 2019	Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication

Index

The above table includes patents, which are jointly owned by us and an arm of The University of Florida, as well as patents that are licensed to us by Drs. Galardy and Grobelny. Maintenance of patent protection through the expiration date is contingent upon payment of fees at certain intervals. All are active as of September 1, 2008.

INTERNATIONAL ISSUED PATENTS

Number	Jurisdiction	Expiry Date(2)
EPO 558681(1)	Europe (Germany, Spain, France, Great Britain, Italy)	November 21, 2011
EPO 558648(1)	Europe (Germany, France, Great Britain, Italy)	November 21, 2011
1971367	Japan	November 21, 2011
2001273115 773532	Australia Australia	June 29, 2021 December 8, 2019
004160	Russia	December 8, 2019
2096223	Canada	November 21, 2011
99814229.8	China	December 8, 2019
10-0689020	Korea	December 8, 2019
248078	Mexico	December 8, 2019
2353436	Canada	December 8, 2019
WOO 2001 01469	Indonesia	December 8, 2019

Notes:
(1)	Issued by the European Patent Office. Registered in Germany, France, Great Britain, and Italy.
(2)	Maintenance of patent protection through the expiration date is contingent upon payment of yearly fees. All are active as of September 1, 2008.

PENDING PATENT APPLICATIONS - UNITED STATES

Absorbent Materials Covalently Bonded, Non-Leachable Polymeric Antimicrobial Surfaces and Methods for Preparation.
Cosmetic Composition and Method
Composition and Method for Minimizing or Avoiding The Adverse Effects of Vesicants
Improved Antifungal Gypsum Board
Silicates and Other Oxides with Bonded Antimicrobials Polymers
Controlled Release of Biologically Active Substances From Select Substrates
Method of Attaching an Antimicrobial Compound to the Surface of a Substrate
Disinfectant with Quaternary Ammonium Polymer and Copolymers
Non-Leaching Absorbent Wound Dressing
System and Method for Enhancing the Efficacy of Antimicrobial Contact Lenses

Index

PENDING PATENT APPLICATIONS - INTERNATIONAL

Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication
Absorbent Materials Covalently-Bonded, Non-Leachable Polymeric Antimicrobial Surfaces and Methods for Preparation.
Cosmetic Composition and Method
Composition and Method for Minimizing or Avoiding the Adverse Effect of Vesicants
Method of Attaching an Antimicrobial Compound to the Surface of a Substrate.
Disinfectant with Quaternary Ammonium Polymers and Copolymers

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

Index

Patent Related Agreements

University of Florida

On December 3, 2002, we entered into a licensing agreement with University of Florida that gave us exclusive worldwide rights for the manufacturing, marketing, and distribution of our NIMBUS and topical Ilomastat technologies. The license, which covers both awarded patents and patent applications, builds on intellectual property already owned by us, that includes, non-exclusive rights to these same technologies or other rights obtained through prior agreements. The agreement was amended to extend the date of the commercialization of products to the retail customer for the group of licensed patents to December 31, 2010, unless the delay is caused by governmental regulatory agency, including but not limited to the Food and Drug Administration, in which case we shall be afforded the opportunity to toll the December 31, 2010 date for a period equal to the period during which such regulatory review is diligently prosecuted by us.

We have executed a license agreement with University of Florida at Gainesville, DermaCo, Inc., Dr. R. Galardy and Dr. D. Grobelny granting us certain rights under patents relating to a family of MMPIs. We are using these rights to develop both the cosmetic anti-aging products and vesicant skin treatment products. U.S. and foreign patent rights, including but not limited to Germany, Spain, France, United Kingdom, and Italy have been licensed to us for these applications.

University of Michigan

In June 2007, we entered into a patent license agreement with the University of Michigan (“U-M”) that significantly expands our MultiStat™ technology – its patented family of compounds for the cosmetic treatment of skin conditions, including chronological aging and photo-aging. The license grants us the exclusive right to commercialize important U-M patents in the field of cosmetic products.

We own exclusive rights for topical use of the MultiStat compounds for cosmetic and military applications, but previously had non-exclusive patent rights for use of U-M patents in the anti-aging cosmetic arena. The agreement covers the exclusive rights to seven (7) U.S. and numerous foreign patents in cosmetics applications.

Other Patent Related Agreements

We also have an agreement with BASF that provides BASF Beauty Care Solutions, L.L.C., exclusive and non exclusive worldwide right to develop and market certain products relating to skin care that employ our Multistat™ family of MMPIs.

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

Any regulatory clearances that are received for a product may be subject to limitations on approved uses for the product. After obtaining marketing clearance for any product, the manufacturer and the manufacturing facilities for that product will be subject to continual review and periodic inspections by the Food and Drug Administration and other regulatory authorities. If previously unknown problems with the product or with the manufacturer or facility are discovered, restrictions may be imposed on the product or manufacturer, including an order to withdraw the product from the market. If we, and any contract manufacturers we choose to engage, fail to comply with applicable regulatory requirements, we may be fined, suspended or subject to withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Index

We work with a law firm specializing in regulatory affairs with respect to the pharmaceutical, cosmetic, and medical device industries. In addition, we utilize the services of FDA and EPA consulting firms with experience in antimicrobial medical device regulatory filings and EPA filings.  These firms will be able to assist us with the following regulatory activities when required:

•	Regulatory Strategy and Liaison with the Food and Drug Administration;
•	Regulatory Strategy and Liaison with the Environmental Protection Agency;
•	Non-clinical and clinical program assessment/development;
•	Non-clinical and clinical protocol review/monitoring of studies;
•	Regulatory affairs management/guidance;
•	Product development and launch strategy;
•	Validation of methods/processes;
•	Product development strategies/assessment;
•	Product compliance; and
•	Label and labeling compliance.

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

Index

Pre-Market Approval Pathway

A PMA must be submitted if the device cannot be cleared through the 510(k) process.  The PMA process is much more demanding than the 510(k) pre-market notification process.  A PMA must be supported by extensive data and information including, but not limited to, technical, pre-clinical, clinical, manufacturing and labeling to establish the safety and effectiveness of the device to the FDA’s satisfaction.  A PMA usually also requires a substantial application fee, which is over $100,000 for a small business entity.

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

We filed with the FDA for one of the end-user applications using our NIMBUS technology under the medical device exemptions as an alternative to prior pre-market approval requirements in March 2006, under a 510(k) application.  After extensive discussions with the FDA staff, including the Office of Chief Counsel, we were notified in January 2007 by the FDA that a De Novo application route would be required for our proposed device. In November 2007, we submitted our amended De Novo application. We responded to the FDA staff on their follow up questions.   We expect to receive a response from the FDA staff regarding the status of our De Novo application within the next fiscal quarter.  We also understand that the FDA is in the process of preparing guidance associated with our application However, there are no assurances when we will receive a response and if it is received whether our FDA application will be cleared by the FDA or if cleared it will be a commercial success. Further delays in receiving FDA approval may also impair our ability to raise capital to continue operations.

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

Index

Customers

Our customers are companies interested in licensing our technologies or otherwise partnering with us.  Because our technologies are intended to be used in potentially widely used products that are used by the general public, such as cosmetic anti-aging products, wound care products, apparel and personal care, we do not anticipate becoming dependent upon a few customers; however, to the extent that we enter into agreements with industry partners upon which we will become dependent for the marketing and distribution of such products, should any such agreements be terminated for any reason, our potential revenues and operations will be negatively impacted.

Employees

We have twelve (12) full time employees consisting of:

•	Our Chief Executive Officer, who directs our operations and our business development projects and executes our business strategy;
·	Our Founder, who is responsible for business development in the textiles and apparel markets;
·	Our Vice President of Research & Development who leads our scientific programs;
•	Three Senior Research Scientists, who are responsible for product development and testing projects;
•	A Director of Research and Business Development in Medical Devices, who is responsible for business development in the medical device industry;
•	A Research Scientist, who is responsible in assisting the senior research scientist with testing and product development projects;
•	A Product Development Engineer, who assists the research scientists with the product development projects;
•	Two Microbiologists, who conduct the microbiological testing and assist in developing the applications of our technologies; and
·	An experienced lab assistant to prepare and do some testing of prototype products and materials.

We also utilize several consulting scientists with PhDs in their fields and several part time employees to provide the necessary expertise in performing testing and participating in certain of our development projects.

Additionally, we utilize a consulting Chief Financial Officer, who is a certified public accountant.

Cost of Compliance with Environmental Laws

Because our potential products will be manufactured and sold by third parties, we are not directly subject to environmental laws.

Research and Development

During our fiscal year ended June 30, 2008, we spent $1,555,287 on research and development.  During our 2007 fiscal year, we spent $1,526,857 on research and development.  We intend to continue and expect our research and development efforts at similar level during the current 2009 fiscal year.

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

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2008 and 2007 because, during those periods, the Company experienced recurring losses and negative cash flows from operations as well as a net capital deficiency at June 30, 2008.  These matters raise substantial doubt about our ability to continue as a going concern.

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

We have incurred annual operating losses since our inception and our operations have never been profitable.  At June 30, 2008, we had an accumulated deficit of $18,085,965.  Our gross revenues for the years ended June 30, 2008 and 2007, were $1,360,924 and $1,952,758 with losses from operations of $2,224,716 and $1,577,085 and net losses of $2,389,942 and $1,506,018 respectively.  There can be no assurance that we will ever become profitable.

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

For instance, BASF Beauty Care Solutions, L.L.C. (a unit of BASF)  develops and commercializes our MultiStat technology pursuant to a product development and distribution agreement, whereby it formulates our proprietary compound to specifications as ordered by cosmetic companies. BASF makes these formulations (“actives”) in kilograms containing our proprietary compound and ships them to cosmetic customers.  They, in turn, will mix the actives in their formulations and sell the products to the end users.  Any event that materially and adversely affects BASF’s ability or willingness to develop such technology will affect our revenues.

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

We cannot assure investors that we will be able to achieve the technological advances to remain competitive and become profitable, that new intellectual properties will be researched, tested and developed, that anticipated markets will exist or develop for our technologies, or that any product or services incorporating our intellectual properties will not become technologically obsolete.

We are dependent on our patents and other intellectual property right protections.  The failure to obtain patent protection could have a material adverse effect on our business, financial condition and results of operations.

We have employed proprietary technologies to license our intellectual properties.  We seek to protect our intellectual property rights through a combination of patent filings, trademark registrations, confidentiality agreements and inventions agreements.  However, no assurance can be given that such measures will be sufficient to protect our intellectual property rights.  If we cannot protect our rights, we may lose our competitive advantage.  Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing or licensing our intellectual properties to others.

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

We believe that our future success will depend in large part on our ability to attract and retain highly skilled scientific, technical and management personnel. We obtained loans from our Chairman and a major shareholder to pay for one year salary of our Chief Executive Officer and Director beginning in June 2007.   If we are unable to hire the necessary personnel, the development of our business will likely be delayed or prevented.  Competition for these highly skilled employees is intense.  As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

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

We have several loans outstanding, including loans from our Chairman of the Board. If we are unable to successfully repay or restructure loans from our Chairman, or our other outstanding liabilities as they become due, we may have to liquidate our business and undertake any or all the steps outlined below:

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

•	Make the appropriate filings with the Financial Industry Regulatory Authority to affect a delisting of our stock.

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

Index

ITEM 2.                 DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 902 NW 4 Street, Gainesville, Florida.  This 3,200 square foot premises is composed of offices and an equipped laboratory.  We pay monthly lease payment of $2,000 and our lease expires on February 1, 2011.

Our office and laboratory facilities are in good condition and are sufficient to conduct our operations.

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

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable, as no matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year 2008.

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

	Year Ended June 30, 2008
	High	Low
Fourth Quarter	$0.42	$0.20
Third Quarter	$0.45	$0.29
Second Quarter	$0.72	$0.25
First Quarter	$0.87	$0.56

	Year Ended June 30, 2007
	High	Low
Fourth Quarter	$1.01	$0.60
Third Quarter	$1.35	$0.70
Second Quarter	$1.70	$0.80
First Quarter	$1.50	$0.70

Holders

As of June 30, 2008, there were 67 holders of record of our common stock.  We have one class of common stock, $0.0001 par value, outstanding.

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

Recent Sales of Unregistered Securities

On April 18, 2008, we granted an option to acquire 106,645 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock to Mr. Michael R. Granito for his services as a member of the board of directors, audit, licensing and executive committees.  We relied upon section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued to Mr. Granito stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted an option to acquire 121,647 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock to Mr. David S. Lerner for his services as a member of the board of directors, licensing and executive committees and as President.  We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Lerner stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted an option to acquire 96,647 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock to Mr. Paul G. Cerjan for his services as a member of the board of directors, compensation and executive committees.  We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these stock options issued to Mr. Cerjan stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18,2008, we issued 65,714 shares of restricted common stock valued at a price of $0.42 per share, for an aggregate price of $27,600, the then current market value of our common stock to Mr. Gerald M. Olderman for his services as a member of the board of directors, and compensation committee. In addition, we granted to Mr. Olderman an option to acquire 105,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock. These stock options were issued to Mr. Olderman, our Vice President of Research and Development and Commercialization, as a performance bonus.  We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Olderman stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

On April 18, 2008, we issued 82,857 shares of restricted common stock valued at a price of $0.42 per share, for an aggregate price of $34,800, and granted an option to acquire 10,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock to Mr. George E. Friel for his services as a member of the board of directors, audit, compensation and executive committees.  We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these stock options issued to Mr. Friel stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted an option to acquire 76,651 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock to Mr. Gregory S. Schultz for his services as a member of the board of directors. In addition, we granted to Mr. Schultz an option to acquire 151,429 shares of restricted common stock for his services as our Vice President of Laboratory and Clinical Research at an exercise price of $0.42 per share, the then current market value of our common stock.  We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Schultz stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted an option to acquire 96,647 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock to Mr. Richard F. Caffrey for his services as a member of the board of directors, audit and licensing committees.  We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these stock options issued to Mr. Caffrey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted to Mr. Nam Nguyen an option to acquire 50,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock. These stock options were issued to Mr. Nguyen as a performance bonus in connection with Mr. Nguyen’s position as our Chief Financial Officer.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Nguyen stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted to Mr. Christopher Batich an option to acquire 20,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock. These stock options were issued to Mr. Batich in connection with his position as our Consultant for Bioengineering and Material Science.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Batich stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted to Mr. Roy Carr an option to acquire 50,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock. These stock options were issued to Mr. Carr as a performance bonus in connection with his position as our Director of Medical Devices.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Carr stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted to Mr. William Toreki, III an option to acquire 45,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock. These stock options were issued to Mr. Toreki as a performance bonus in connection with his position as our laboratory Director and Senior Polymer Scientist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Toreki stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted to Mr. Bernd Liesenfeld an option to acquire 30,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock. These stock options were issued to Mr. Liesenfeld as a performance bonus in connection with his position as our Senior Material Scientist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Liesenfeld stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

On April 18, 2008, we granted to Ms. Susan Leander an option to acquire 30,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock. These stock options were issued to Ms. Leander as a performance bonus in connection with her position as our Material Scientist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Ms. Leander stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted to Mr. David Moore an option to acquire 35,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock. These stock options were issued to Mr. Moore as a performance bonus in connection with his position as our Senior Microbiologist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Moore stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted to Ms. Albina Mikhaylova an option to acquire 30,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock. These stock options were issued to Ms. Mikhaylova as a performance bonus in connection with her position as our Senior Scientist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Ms. Mikhaylova stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted to Ms. Jillian Vella an option to acquire 10,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock. These stock options were issued to Ms. Vella as a performance bonus in connection with her position as our  Microbiologist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Ms. Vella stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On April 18, 2008, we granted to Mr. David A. Lane an option to acquire  10,000 shares of restricted common stock at an exercise price of $0.42 per share, the then current market value of our common stock. These stock options were issued to Mr. Lane as a performance bonus in connection with his position as our Lab Technician.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Lane stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Securities Authorized for Issuance Under Equity Incentive Plans

The following table sets forth information regarding awards made through compensation plans or arrangements through June 30, 2008, our most recently completed fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities shown herein)
Equity compensation plans approved by security holders	3,676,525	$0.61	316,456
Equity compensation plans not approved by security holders	744,937	$0.48	N/A
Total	6,428,481	$0.59	316,456

Our 2001 Equity Incentive Plan (The “Plan”) authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The Plan was amended and restated to increase the total number of shares available to 6,000,000 shares.  We reserved 6,000,000 shares of our common stock for awards to be made under the 2001 Plan. The 2001 Plan is administered by a committee comprised of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2001 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of 2001 and methods of exercise. Options must vest within ten years. The Plan description and its activities up to the fiscal year ended are disclosed in our financial statements for the fiscal year ended contained herein. The number of options under the 2001 Plan available for grant at June 30, 2008 was 316,456.

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

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS® and MultiStat™ technologies:

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

Capital Expenditures and Requirements

From 2000 to 2008, we have spent approximately $817,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobeny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobeny with our common stock and cash for the exclusive license of the Ilomastat technology invented by them.

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

Results of Operations

Comparison of Years Ended June 30, 2008 and 2007

Revenues. During the year ended June 30, 2008 we had revenues of $1,360,924, compared to $1,952,758 of revenues for the year ended June 30, 2007, representing a 30% decrease in our revenues.

Our revenues during the year ended June 30, 2008 consisted of: (a) $308,958, which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $124,418 which represented the earned portion of the license fee from Derma Sciences, Inc. and the research and development fees from Mölnlycke and Hanesbrands Inc. (“HBI”); and (c) $927,548, which represented the revenue earned from the small business innovation research program and the US Army research on the development of Ilomastat for treatment of sulfur mustard injuries on the eye and skin  program (the “US Army research program”).  As more fully described below, we signed a new manufacturing and distribution agreement with BASF in May 2008, as a result, we expect a positive trend in product sales by BASF in fiscal year 2009.

Our revenues during the year ended June 30, 2007 consisted of: (a) $1,380,869, which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.;  (b) $185,960 which represented the earned portion of the exclusive option fee, and the research and development fee from Hanesbrands Inc. (“HBI”) and the earned portion of the license fee from Derma Sciences, Inc ; and (c) $385,929, which represented the revenue earned from the small business innovation research program and the US Army research program.

Effective August 1, 2007, we entered into the manufacturing and distribution agreement with BASF Beauty Care Solutions, L.L.C., a member of the BASF Group (the “BASF Agreement”).  This agreement grants BASF exclusive and non-exclusive licenses to develop and market our Ilomastat product for the field of over-the-counter anti-aging (chronological aging or photoaging) cosmetics. Under the terms of this agreement, we and BASF share the net revenues in each contract calendar year beginning January 1, 2008 until December 31, 2010 in accordance with certain sharing percentages as defined in the agreement.  The BASF Agreement has an expiration date of December 31, 2010.  This Agreement supersedes the Master Agreement for Product Development, Manufacturing and Distribution dated August 15, 2002, the Product Development and Distribution Agreement for Ilomastat dated August 15, 2002, the Tolling Agreement dated October 20, 2005, as amended, and the Letter of Intent with the effective date of February 1, 2006, as amended.

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

Index

Operating Losses. Operating losses for the year ended June 30, 2008 increased by 41% or $647,631 to ($2,224,716) for the year ended June 30, 2008 from ($1,577,085) for the year ended June 30, 2007. The increase in operating loss was primarily due to a decrease in revenues of $591,834 offset by an increase in expenses of $55,797 for the year ended June 30, 2008. The net increase in expenses was primarily due to the following: (a) an increase of $243,794 or 18% increase in general and administrative expenses; (b) an increase of $28,430 or 2% in research and development expenses; (c) a decrease of $221,666 or 80% in cost of revenues; and (d) a decrease of $5,479 or 2% in licensing and patent expenses, as described in more detail below.

Research and Development Expense.  Research and development expense increased by $28,430 or 2% to $1,555,287 for the year ended June 30, 2008, from $1,526,857 for the year ended June 30, 2007.  The increase in research and development expense is primarily attributable to an increase of approximately $213,000 in the expenses related to the US Army research program during the fiscal year 2008 offset by a decrease in share based compensation expense of approximately $197,000 from prior year resulting from, increased compensation to our head of research and development department and research team.  In addition, there were slight increase in research projects, and the usage of scientific consulting services.

General and Administrative Expense.  General and administrative expense increased by $243,794 or 18% to $1,585,866 for the year  ended June 30, 2008, from $1,342,072 for the year ended June 30, 2007.  This increase in our general and administrative expenses is primarily attributed to an increase of approximately $636,000 in our Chief Executive Officer compensation expense, including approximately $399,000 related to share based compensation.  The increase as mentioned above was offset by a reduction in other operating expenses.  Further, there were $217,534 in financing related expenses, and personnel recruiting fees incurred in the year ended June 30, 2007, with no similar expenses, incurred during the year ended June 30, 2008.

Licensing and Patent Expense.  Licensing and patent expense decreased modestly by $5,479 or 2% to $315,784 for the year ended June 30, 2008 from $321,263 for the year ended June 30, 2007.  This very slight decrease was primarily due to the level of utilization of the consulting legal patent services and legal licensing services including licensing negotiation during the period offset by an increase in patent maintenance fees.

Other Income.  During the year ended June 30, 2007, we had $166,500 in other income, which represented a payment from BASF Beauty Care Solutions, L.L.C., for the transfer of all right, title and interest of the formulations utilized our proprietary compound, that were customized by BASF for the customers held by us back to BASF.   However, we did not transfer the intellectual property rights of our proprietary compound.    There was no such transaction during the year ended June30, 2008.

Interest Income.  During the year ended June 30, 2008, we had $2,195 in interest income, an increase of $1,260 or 135% from $935 for the year ended June 30, 2007.  The amounts represented interest earned on our certificate of deposits and money market account during the periods.

Interest Expense.  Interest expense for the year ended June 30, 2008 increased $71,053 or 74% to $167,421 compared to $96,368 the year ended June 30, 2007.  This increase was due to an increase of approximately $607,000 or 38% in the average outstanding loan balance due to our Chairman and a major stockholder, to approximately $2,217,000, compared to approximately $1,610,000 average outstanding balance for the comparable 2007 period.

Net Loss.   Net loss for the year ended June 30, 2008 was $2,389,942 or $0.08 per share compared to $1,506,018 or $0.05 per share for the year ended June 30, 2007.   This increase is primarily attributable to a decrease in revenues, the increases in research and development expenses, general and administrative expenses offset by the decreases in cost of revenues, and licensing and patent expenses.  In 2007, there was a one-time payment for the transfer of the intellectual property as described above, while no such payment occurred in 2008.

Index

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2008 and 2007 as we have experienced recurring losses and negative cash flows from operations in these periods.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at June 30, 2008 was $72,817 as compared with $83,606 at March 31, 2008.    Further, subsequent to June 30, 2008, we collected the outstanding receivable balance of approximately $346,709 at June 30, 2008.  As of August 31, 2008, we received an additional $200,000 in borrowings under  a 2008 Senior Secured Convertible Note 2 from our Chairman.

On April 4, 2008, we and Mölnlycke Health Care AB (“MHC”) entered into a Joint Development Agreement (the “Agreement”) effective as of March 19, 2008 with total value of approximately $90,000 over 90 days period.  We anticipate the direct expenses for this project of approximately $25,000.

In September 2006, we received the SBIR Phase II grant, which included including the option of SBIR Phase I, totaling approximately $840,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses.  To date, we received approximately $429,000 and incurred approximately $115,000 in expenses to subcontractors and other direct expenses. Effective April 23, 2007, we were awarded a military contract of approximately $880,000, net of overhead charged by USAMRAA.  The expected cash outflows during the term of this military award were approximately $610,000 for scientific experiments and other direct expenses.   This award expired in June 2008.  While we expect to receive royalties in the next twelve to twenty four months from these agreements subject to certain contractual terms, we need cash in order to maintain and grow our businesses.  See the section below for further discussion of our cash requirements and related strategies to meet these needs.

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

In June 2007, we issued 67,500 shares of common stock for an aggregate exercise price of $12,150 in cash from an exercise of a warrant.

Index

In September 2007, we issued 15,000 shares of common stock for an aggregate exercise price of $2,250 in cash from an exercise of a warrant.

In October 2007, we issued 5,000 shares of common stock for an aggregate exercise price of $1,000 in cash from an exercise of a warrant.

In November 2007, the Company issued 62,500 shares of common stock for an aggregate exercise price of $8,900 or $0.14 per share for 60,000 shares and $0.20 per share for 2,500 shares resulting from the exercise of warrants.

Based on our cash position at June 30, 2008, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $176,000 per month or an aggregate of approximately $2,122,000 over the next twelve (12) months, in the following areas:

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

Our current cash balance of $72,817 as of June 30, 2008, coupled with collection on accounts receivable of approximately $346,709, and the receipt of approximately $200,000 funding under a 2008 senior convertible secured note 2 with our Chairman grant will satisfy our cash requirements for approximately less than four (4) months assuming no further receipt of revenues. If we are unable to satisfy the remainder of these obligations by equity and or debt financing, we will be unable to satisfy our cash requirements beyond approximately four (3) months assuming no further receipts of revenues.

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

As of June 30, 2008, we have six senior convertible notes payable outstanding to our Chairman totaling $2,988,902 including accrued interest with interest rates ranging from 6% to 8% per annum and a maturity date ranging from June to December 2010.  These notes are convertible at conversion prices ranging from $0.20 to $0.74 per share and are secured by our revenues and assets.  We also have a $375,000 senior convertible note payable to a major stockholder.  The senior convertible note has 8% interest rate per annum with a conversion price of $0.74 per share and a maturity date of 2010, and is secured by our revenues and assets.

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

At June 30, 2008, we had a negative working capital of $538,653 that primarily consists of: (a) cash of $72,817; (b) accounts receivable of $346,709; (c) accounts payable of $871,074, (d) accrued expenses of $46,034, and (e) unearned revenue of $41,071.  At June 30, 2008, we had a stockholders’ deficit of $3,598,131, a substantial portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $1,233,330 for the year ended June 30, 2008. Net cash used in investing activities was $98,562.  Net cash provided by financing activities was $1,288,990, of which $12,150 was provided by the exercise of 82,500 warrants, , and $1,026,840 from our Chairman as part of several senior convertible notes and $250,000 from a major stockholder as partial funding of the $375,000 senior convertible note.

During the year ended June 30, 2007, we received (a) $79,000 from the sale of our restricted common stock; (b) $23,150 from the exercise of the 130,834 stock options; (c) the borrowings and repayments of $19,500 to an officer and (d) $303,600 from our Chairman as part of the $375,000 senior convertible note and $125,000 from a major stockholder as partial funding of the $375,000 senior convertible note.

In November 2007, approximately $21,046 of accounts payable was settled through the issuance of 34,501 shares of restricted common stock.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangement that have, or are reasonably likely to have, a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Index

Contractual Obligations And Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2008:

Significant Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Capital Leases	$-
Operating Leases	$62,000	$24,000	$38,000	$-	$-

We are committed under lease for our Gainesville, Florida office and laboratory facilities. This lease expires in February 1, 2011.   We do not have any capital leases.

ITEM 7.                      FINANCIAL STATEMENTS

The information required by this item is included in pages F-1 to F-18 attached hereto and incorporated herein by reference.  The index to our annual financial statements as of and for the years ended June 30, 2008 and 2007 can be found on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2008, the end of the period covered by this Annual Report on Form 10-KSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our fiscal year ended June 30, 2008, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on this assessment management believes that, as of June 30, 2008, our internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 8B.	Other Information

Index

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions held for our directors, executive officers and significant employees.

Our executive officers, key employees and directors are as follows:

Name	Age	Position
Michael R. Granito	57	Chairman of the Board
J Ladd Greeno	59	Chief Executive Officer and Director
George E. Friel	66	Vice President, Chemical & Biological Affairs, and Director
Gerald M. Olderman	75	Vice President, Research & Development and Commercialization, and Director
Gregory S. Schultz	58	Vice President, Laboratory & Clinical Research, and Director
Richard F. Caffrey	66	Director
Nam H. Nguyen	51	Chief Financial Officer

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

Committees of the Board of Directors

Executive Committee.  Our Executive Committee is composed of Michael R. Granito, our Chairman of the Board, Directors J. Ladd Greeno, Richard F. Caffrey and George E. Friel.  This committee’s chairman is George Friel.  This committee acts for our Board of Directors when a meeting of the full board is not practical.

Compensation Committee.  The Compensation Committee is composed of George E. Friel and Gerald M. Olderman, is chaired by George E. Friel.  This committee approves, administers and interprets our compensation and health benefits, including our executive incentive programs. Additionally, this committee reviews and makes recommendations to our Board of Directors to ensure that our compensation and benefit policies are consistent with our compensation philosophy and corporate governance principles.  This committee is also responsible for establishing our Chief Executive Officer and senior executive officers’ compensation.

Audit Committee.  The Audit Committee is composed of George E. Friel, Michael R. Granito, and Richard F. Caffrey, and is chaired by George E. Friel.  This committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices.  Among other functions, the committee retains our independent public accountants.

Licensing Committee.  The Licensing Committee is composed of J. Ladd Greeno, Gerald M. Olderman, Gregory S. Schultz, and Richard F. Caffrey and is chaired by Richard F. Caffrey.  This committee has general responsibility for the review of the licensing terms and agreements with our business partners and to recommend them to the Board of Directors for approval as appropriate.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under United States securities laws, our directors, executive officers and any persons holding more than 10% of our issued and outstanding common stock are required to report their ownership of common stock (or securities convertible into common stock) to the Securities and Exchange Commission.  Due dates for these reports have been set by the Commission and we are required to report any failure to file by those deadlines.  To our knowledge, based solely on a review of the copies of such reports furnished to us by those persons and on representations from those persons that no other reports were required, all reports were timely filed as required under Section 16(a) of the Securities Exchange Act of 1934 by all such persons during the fiscal year ended June 30, 2008.

Index

ITEM 10.                EXECUTIVE COMPENSATION

J. Ladd Greeno, Chief Executive Officer, currently receives an annual salary of $250,000. Gerald M. Olderman, Vice President of R&D and Commercialization, signed an employment agreement effective November 2006, with an annual salary of $150,000. Our other officers have agreed to act without cash compensation, except those with consulting agreements, until authorized by our Board of Directors, which is not expected to occur until we have generated sufficient revenues from operations or we have obtained sufficient financing. The officers or directors are not otherwise accruing any compensation under any agreement with us. The officers and directors have been granted stock options for past services, as set forth below.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

J. Ladd Greeno, Chief Executive Officer	2008	$250,000	—	—	$399,347	—	—		$649,347

Gerard M. Olderman, Vice President of R & D and Commercialization	2008	150,000		$27,600	29,473				207,073
	2007	132,000		$45,000	26,008				203,008

(1) Reflects dollar amount expensed by us during applicable fiscal years for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time in service based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. See the assumptions made in the valuation of the stock options in the footnotes of our financial statements on pages F-1 to F-20 attached hereto and incorporated by reference.  During the year ended June 30, 2008, Mr. Greeno was granted 484,056 stock options, which were vested immediately and 1,452,167 stock options, which are vested one-sixteenth (1/16) every three month beginning on June 17, 2007.  These stock options were granted as part of Mr. Greeno’s employment agreement.  We recognized approximately $399,347 of share-based compensation expenses for the fiscal year ended June 30, 2008 for Mr. Greeno services.  During the year end June 30, 2008, we granted 65,714 restricted common shares and 10,000 stock options to Mr. Olderman for his services as a director and 105,000 stock options as Vice President of R &D and Commercialization.   These stock options were vested one-third at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $39,733 in share-based compensation expense for the fiscal year ended June 30, 2008.  During the year ended June 30, 2007, we entered into an employment agreement with Mr. Olderman and granted him 45,000 shares of restricted common stock.  In addition, we granted Mr. Olderman 45,385 stock options for his services as a director and 30,000 stock options as Vice President of R &D and Commercialization.  These stock options were vested one-third at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $26,008 in share-based expense for the fiscal year ended June 30, 2007.

No retirement, pension or insurance programs or other similar programs have been adopted for our employees or consultants. A stock option plan has been approved by our board.  On December 13, 2004, our shareholders approved our amended and restated 2001 equity incentive plan to increase the total number of shares of common stock to 4,000,000 from 3,000,000.  On November 13, 2007, our shareholders ratified the amendment to increase the total number of shares to be granted under the Plan from 4,000,000 to 6,000,000.  Options to purchase 1,140,000 shares of common stock have been granted to officers, directors, employees and consultants under the plan in 2002. All 2002 stock options have an exercise price equal to 75% of the closing bid price for the first 30 days of trading in the common stock, which commenced September 6, 2002, with the exception of Peter Barton Hutt, whose stock options are at 25% of such price. Options to purchase a total of 840,000 shares of common stock were issued in 1999, 2000 and 2001 to officers, directors, employees and consultants. On August 16, 2005, all 840,000 options were expired. In July 2003, the Board of Directors have authorized the issuance of options to acquire up to approximately 1,300,000 shares of common stock and the grant of 250,000 shares of restricted common stock to officers, directors, employees and consultants.   In July 2004, the Board of Directors approved the issuance up to 500,000 shares of restricted common stock and options to acquire approximately 600,000 shares of common stock to be granted to officers, directors, employees and consultants.  In September 2005, the Board of Directors approved the issuance of 130,000 shares of restricted common stock and options and warrants to acquire approximately 885,000 to employees, directors, officers and consultants. In December 2006, the Board of Directors approved the issuance of stock options to acquire approximately 790,770 to employees, directors, officers and consultants.  In April 2008, the Board of Directors approved the issuance of the stock options to acquire approximately 1,074,666 to employees, directors and consultants.

Index

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended June 30, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

J. Ladd Greeno Chief Executive Officer	484,056	(1)			0.75	08/06/2012	0	0	0	0
	363,040	(2)	1,089,127	0	0.874	09/25/2012
Gerard M. Olderman	37,917	(3)	67,083	67,083	0.42	04/18/2013	0	0	0	0
Vice President	62,820	(4)	12,565	12,565	1.05	12/19/2011
R&D and Commercialization	150,000	(5)	0	0	0.80	09/09/2010
	149,000	(6)	0	0	0.55	07/23/2008

(1)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and were vested on the date of grant.
(2)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and are vested as follows one-sixthteenth (1/16) every three month beginning on June 17, 2007.
(3)
These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of April 18, 2008; one-third vested at April 18, 2009; and the remaining vested at April 18, 2010.

(4)
These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of December 20, 2006; one-third vested at December 20, 2007; and the remaining vested at December 20, 2008.

(5)
These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of September 9, 2005; one-third vested at September 9, 2006; and the remaining vested at September 9, 2007.

(6)
These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of July 23, 2003; one-third vested at July 23, 2004; and the remaining vested at July 23, 2005

Index

 Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended June 30, 2008.

DIRECTOR COMPENSATION
					Non-
					Equity Incentive	Nonqualified
	Fees Earned or Paid in	Stock	Option		Plan Compen-	Deferred Compensation	All Other
	Cash	Awards	Awards		sation	Earnings	Compensation	Total
Name	($)	($)(1)	($)(1)		($)	($)	($)(6)	($)

Michael Granito	0	0	$12,323	(2)	0	0	0	$12,323
George Friel	0	34,800	1,156	(3)	0	0	0	35,956
Gregory Schultz	0	0	8,857	(4)	0	0	17,498	26,355
Rich Caffrey	0	0	11,168	(5)	0	0	0	11,168

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

(2)	At fiscal year ended June 30, 2008, Mr. Granito had a total of 520,260 stock options outstanding.
(3)	At fiscal year ended June 30, 2008, Mr. Friel had a total of 152,115 stock options outstanding.
(4)	At fiscal year ended June 30, 2008, Mr. Schultz l had a total of 635,620 stock options outstanding.
(5)	At fiscal year ended June 30, 2008, Mr. Caffrey had a total of 206,647 stock options outstanding.
(6)
Effective January 2007, we have a consulting agreement with Mr. Schultz for his scientific advisory services with a monthly fee of $2,500.  Mr. Schultz agreed to receive stock options in lieu of cash payment for the amounts owed in the fiscal year ended June 30, 2008.

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

We pay Mr. Greeno a base salary of $250,000 per year (the “Base Salary”), subject to review by the Board on an annual basis and subject to increase in the Registrant’s discretion.  Mr. Greeno is eligible to receive an annual bonus (the “Annual Bonus”) of up to fifty percent (50%) of the Base Salary upon the achievement of performance objectives that were reasonably determined by the Board or the Board’s Compensation Committee in consultation with Mr. Greeno within forty-five (45) days after the Effective Date, and annually thereafter as part of our annual planning process.  Mr. Greeno is also eligible to receive awards of stock options, restricted stock or other equity awards pursuant to any plans or arrangements we may have in effect from time to time.

Index

Subject to the Board’s approval, we granted Mr. Greeno two options (each, an “Option,” and together, the “Options”) to purchase that number of shares of the Registrant’s common stock equal to five percent (5%) of the Registrant’s outstanding equity on the date of grant, calculated on a diluted basis and taking into account any equity commitments to other employees that were made as of the Start Date and which remain outstanding as of the grant date (the “Share Number”).  The first Option was granted, subject to Board approval, on the Effective Date with respect to twenty-five percent (25%) of the Share Number at an exercise price of $0.75 per share and was fully vested and immediately exercisable on the date of grant.  The second Option was granted, subject to Board approval, at a date determined by the Board, but no later than October 1, 2007, and was granted with respect to seventy-five percent (75%) of the Share Number.  The second Option will vest and become exercisable as to 1/16th of the shares subject to the Option on each three (3)-month anniversary of the Start Date, subject to Mr. Greeno’s continued service with the Registrant through each such date.  Each Option had a maximum term of five (5) years.  The second Option  had an exercise price equal to the fair market value of the underlying shares as of the date of grant of the relevant Option, calculated in a manner intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).  Each Option was subject to the terms and conditions of the equity award grant agreements between us and Mr. Greeno.  Notwithstanding the foregoing or anything in the Agreement to the contrary, except in the event of a “change of control” (as defined in the Agreement), if before the one (1) year anniversary of the Start Date (A) we terminate Mr. Greeno’s employment with the Registrant for “cause” (as defined in the Agreement) or (B) Mr. Greeno voluntarily resigns from his employment with us for any or no reason except “good reason” (as defined in the Agreement), the vested shares subject to the Options was held in escrow until the one (1) year anniversary of the Start Date.

Mr. Greeno is eligible to participate in accordance with the terms of all our employee benefit plans, policies and arrangements that are applicable to our other senior executive officers, as such plans, policies and arrangements may exist from time to time.  Mr. Greeno is entitled to paid vacation of four (4) weeks per year in accordance with our vacation policy, prorated for calendar year 2007.  The timing and duration of specific vacations is mutually and reasonably agreed to by us and Mr. Greeno.  We  reimburse Mr. Greeno for reasonable travel, entertainment and other expenses incurred by Mr. Greeno in the furtherance of the performance of his duties under the Agreement, in accordance with our expense reimbursement policy as in effect from time to time.

In the event Mr. Greeno’s employment with us terminates for any reason, Mr. Greeno is entitled to any (a) unpaid Base Salary accrued up to the effective date of the termination, (b) unpaid, but earned and accrued Annual Bonus for any completed fiscal  year as of his termination of employment, provided Mr. Greeno was not terminated for “cause” (as defined in the Agreement) that was attributable to conduct during the performance period, (c) pay for accrued but unused vacation, (d) benefits or compensation as provided under the terms of any employee benefit and compensation agreements or plans applicable to Mr. Greeno, (e) unreimbursed expenses required to be reimbursed to Mr. Greeno, and (f) rights to indemnification Mr. Greeno may have under our Articles of Incorporation, Bylaws, the Agreement, or separate indemnification agreement, as applicable.

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

If we undergo a “change of control” before the one (1) year anniversary of the Start Date, fifty percent (50%) of the unvested shares subject to Mr. Greeno’s outstanding equity awards are immediately vested and become exercisable or released from our repurchase or reacquisition right.  If we undergo a “change of control” on or after the one (1) year anniversary of the Start Date, one hundred percent (100%) of the unvested shares subject to Mr. Greeno’s outstanding equity awards are immediately vested and become exercisable or released from our repurchase or reacquisition right.

Index

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

On November 1, 2006, we entered into an employment agreement with Gerald Olderman, its Vice President of R & D and Commercialization. Mr. Olderman has an annual salary of $132,000 per year, subject to adjustment by the Compensation Committee of the Board of Directors (“Board”) based on new revenue streams and increases in our shareholder value. Mr. Olderman received a signing bonus of $100,000 in cash.  This signing bonus was vested as follows, $25,000  were vested immediately, $25,000 were vested upon service through February 1, 2007, $25,000 were vest upon service through May 1, 2007, and $25,000 were vested upon service through August 1, 2007. We have the option of paying the signing bonus any time up to the 24 months from the effective date of the agreement based on our cash flows.  We also granted Mr. Olderman 45,000 shares of restricted common stock.  Mr. Olderman is entitled to 4 weeks of paid vacation and three additional days for every additional year of employment. The Board of Directors may not approve any change of control unless the acquiring corporation assumes responsibility for this Agreement and all payments due hereunder. In addition, all options, warrants and common stock under this Agreement shall become immediately vested upon such change of control.  The agreement has a term of one year and shall automatically renew unless the Board of Directors acts to terminate the Agreement. Mr. Olderman may terminate this agreement by giving us one month’s notice.  We may terminate the Agreement without just cause provided that it pays Mr. Olderman a settlement payment of 12 months of monthly compensation plus immediate vesting of all stock options previously granted.  Mr. Olderman will be deemed to be terminated without just cause if we unilaterally change his level of responsibility and compensation or if we appoint any individual other than Mr. Olderman to the position of Vice President of R & D and Commercialization.  Mr. Olderman agrees to tender his resignation and release us from all obligations to pay any further amounts in consideration of the settlement payment. We are entitled to terminate the agreement and Mr. Olderman’s employment for just cause without any notice.

Prior to November 1, 2006, Mr. Olderman served in the same capacity as our Vice President of Research and Development and Commercialization under a consulting agreement with a monthly compensation of $10,000 since July 2005.  Mr. Olderman has served this capacity since July 2000.

In January 2004, we entered into a formal consulting agreement with Nam H. Nguyen to serve as a consulting accounting advisor.  In August 2004, Mr. Nguyen was appointed as our Chief Financial Officer under the same agreement.  Beginning in July 2004, his compensation was set at $8,000 monthly base compensation with a monthly $2,500 minimum cash payment and the remainder may be paid in shares of restricted common stock.  In addition, he has also received 400,000 shares of common stock plus warrants to acquire 300,000 shares of common stock at $0.20 per share in accordance with a vesting schedule.  Effective July 1, 2005, his compensation increased to $10,000 monthly base compensation as approved by the Compensation Committee and the Board of Directors.

Index

ITEM 11.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 19, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement, which could result in a change in our control.

The following table assumes, based on our stock records, that there are 30,874,196 shares issued and outstanding as of September 19, 2008.

The following table sets forth the ownership of our common stock by:

▪	Each stockholder known by us to own beneficially more than 5% of our common stock;
▪	Each executive officer;
▪	Each director or nominee to become a director; and
▪	All directors and executive officers as a group.

Name and Address of Beneficial Owner(A)	Shares Beneficially Owned
	Number	Percent
Michael R. Granito, Chairman and Director	16,779,690 (1)	37.7%
Phronesis Partners, L.P.	7,632,044 (2)	17.1%
David S. Lerner, Founder	4,413,348 (3)	9.9%
J. Ladd Greeno, Chief Executive Officer and Director	847,096 (4)	1.9%
George E. Friel, Director	578,203 (5)	1.3%
Gerald M. Olderman, Director and Vice President	723,737 (6)	1.6%
Gregory S. Schultz, Director and Vice President	1,157,837 (7)	2.6%
Richard F. Caffrey, Director	214,553 (8)	0.5%
Nam H. Nguyen, Chief Financial Officer	1,115,648 (9)	2.5%

All Quick-Med Directors and Officers as a Group (9 persons)	33,462,156	75.2%

NOTES:    (A) The address for each of the above is c/o Quick-Med Technologies, Inc., 902 NW 4 Street,    Gainesville, Florida 32601.

        (1) Includes 418,022 shares issuable upon the exercise of options exercisable and 6,660,465 shares    issuable upon conversion of the convertible debts within 60 days.

        (2) Includes 540,966 shares issuable upon conversion of a convertible debt within 60 days.  Phronesis Partners, L. P., Delaware Limited Partnership, is a hedge fund and has sole voting and  sole dispositive                      power  over 7,091,078 shares. Mr. James Wiggins is is the natural person with sole voting and dispositive power with respect to the shares.  The address for Phronesis Partners, L.P. is 130 East Chestnut  Street, Suite 403, Columbus, OH 43215.
    (3) Includes 377,759 shares issuable upon the exercise of options exercisable within 60 days.

    (4) Includes 847,096 shares issuable upon the exercise of options exercisable within 60 days.

    (5) Includes 131,703 shares issuable upon the exercise of options exercisable within 60 days.

    (6) Includes 224,737 shares issuable upon the exercise of options exercisable within 60 days.

    (7) Includes 379,337 shares issuable upon the exercise of options exercisable within 60 days.

    (8) Includes 118,231 shares issuable upon the exercise of options exercisable within 60 days.

    (9) Includes 34,725 shares issuable upon the exercise of warrants exercisable within 60 days.

Index

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Effective May 17, 2008, the Company issued a 2008 senior convertible note payable (“Note 2”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $135,000 each from May 17, 2008 through August 28, 2008. As of June 30, 2008, the Company received approximately $285,000.  This Note 2 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This Note 2 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.  In September 15, 2008, we received an advance of $50,000 from our Chairman, the terms of which is to be determined.

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable (“Note 1”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008. As of June 30, 2008, the Company received $370,000.  This Note 1 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This Note 1 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008. As of June 30, 2008, the Company received $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

In June 2007, we issued two 2007 senior convertible note payables to our Chairman and a major stockholder for $375,000 each. As of September 30, 2007, we received $303,160 from our Chairman and the remaining $71,840 in July 2007 totaling $375,000.  We also received $125,000 from a major stockholder and received the remainder in September 2007.  These two senior convertible note payables are secured by our revenues and assets.  These notes were fully funded, approximately $250,000 were allocated and restricted for payment of the chief executive officer’s salary for the next twelve months. We may prepay the principal and interest upon meeting certain cash flow requirements and the approval of our board.

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

At June 30, 2008, the Company accrued interest payable of $181,322 and $25,315 on the convertible notes with the director  and on the convertible note with a related party, respectively.

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

Director Independence

Our board of directors has determined that it currently has two members who qualify as "independent" as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The independent directors are Mr. George E. Friel and Mr. Richard F. Caffrey.

Index

ITEM 13.               EXHIBITS

(a)           Exhibits

Exhibit Number                                Description

2.1	Merger Agreement dated March 19, 2001 between Above Average Investments Ltd. and Quick-Med Technologies, Inc. (1)

2.2	Amendment to Merger Agreement (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Quick-Med Technologies MMP License Agreement (1)

10.2	Quick-Med Technologies Stock Option Plan (1)

10.3	Cooperative Research and Development Agreement with the U.S.
Army Medical Research Institute of Chemical Defense (1)

10.4	Financing Agreement with Euro Atlantic Capital Corporation (1)

10.5	Consulting Agreement - Gregory Schultz (1)
10.5.1	Consulting Agreement - Christopher Batich (1)
10.5.2	Consulting Agreement - Bruce Mast (1)
10.5.3	Consulting Agreement - William Toreki (1)

10.6	Note issued to Michael Granito by Quick-Med Technologies (1)
10.6.1	Senior Convertible Note issued to Michael Granito (4)
10.6.2	2007 Senior Convertible Note issued to Michael Granito (4)
10.6.3	2007 Senior Convertible Note 2 issued to Michael Granito (5)
10.6.4	2008 Senior Convertible Note 1 issued to Michael Granito (7)
10.6.5	2008 Senior Convertible Note 2 issued to Michael Granito filed herewith

10.7	2007 Senior Convertible Note issued to Phronesis Partners, L.P. (4)

10.8	License Agreement with University of Michigan (4)

10.9	Employment Agreement with Gerard Bencen (1)

10.10	Research and Development Agreement with The Collaborative Group, Ltd. (2)

10.11	Agreement Between Noville and Quick-Med Technologies, Inc. (3)

10.12	Joint Development Agreement by and between Quick Med Technologies, Inc. and Mölnlycke Health Care AB dated April 4, 2008. (6)

10.13	Manufacturing and Distribution Agreement by and between Quick-Med and BASF (8)

Index

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section1 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Assignment of Patent for Wound Care (1)

99.4	Assignment of Patent for Mustard Gas (1)

99.5	Assignment of Patent for Anti-wrinkle cream (1)

NOTES:
(1)           Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2002
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended September 30, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended December 31, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2008.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended March 31, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 21, 2008.

Index

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2008 and June 30, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered including a review of SEC registration statement filing. "Audit Related Fees" consisted of consulting regarding accounting issues.

		June 30, 2008	June 30, 2007
(i)	Audit Fees	$ 46,500	$ 38,500
(ii)	Audit Related Fees	$ 0	$0
(iii)	Tax Fees	$ 5,000	$5,000
(iv)	All Other Fees	$ 0	$ 0

While we have established an audit committee of the Board of Directors, we have not established a pre-approval policy.  All services provided by the auditors for fiscal year 2008 were accepted by the audit committee and approved by the full Board of Directors.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            QUICK-MED TECHNOLOGIES, INC.

Date: September 29, 2008                                                                                                                  By: /s/ J. LADD GREENO
                                             _________________________________________
                                             J. Ladd Greeno
                                            Chief Executive Officer and Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, the Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ J. LADD GREENO J. Ladd Greeno	Chief Executive Officer and Director	September 29, 2008

/s/ MICHAEL R. GRANITO Michael R. Granito	Chairman of the Board	September 29, 2008

/s/ GREGORY S. SCHULTZ Gregory S. Schultz	Vice President, Laboratory & Clinical Research, and Director	September 29, 2008

/s/ GEORGE E. FRIEL George E. Friel	Director	September 29, 2008

/s/ GERALD M. OLDERMAN Gerald M. Olderman	Vice President, Research & Development and Commercialization, and Director	September 29, 2008

/s/ RICHARD CAFFREY Richard F. Caffrey	Director	September 29, 2008

/s/ NAM H. NGUYEN Nam H. Nguyen	Chief Financial Officer	September 29, 2008

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Quick-Med Technologies, Inc.

We have audited the accompanying balance sheets of Quick-Med Technologies, Inc. as of June 30, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the years ended June 30, 2008 and 2007, and has a net capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
September 29, 2008

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2008 AND 2007

ASSETS
	2008	2007

Current assets:
Cash and cash equivalents	$72,817	$115,719
Accounts receivable	346,709	385,596
Total current assets	419,526	501,315

Property and equipment, net	24,983	30,711

Other assets:
Prepaid expenses	5,311	5,170
Intangible asset, net	459,445	427,695
Total other assets	464,756	432,865
Total assets	$909,265	$964,891

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$871,074	$766,685
Unearned revenue	41,071	88,214
Accrued expenses	46,034	16,298
Total current liabilities	958,179	871,197

License payable	160,000	160,000
Long-term liability - convertible note payable - related party	400,315	126,808
Long-term liability - convertible note payable - director	2,988,902	1,818,147
Total liabilities	4,507,396	2,976,152

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,874,196 and 30,603,483 shares issued
and outstanding at June 30, 2008 and 2007, respectively	3,087	3,060
Additional paid-in capital	11,882,403	11,772,573
Outstanding stock options	2,602,344	1,909,129
Accumulated deficit	(18,085,965)	(15,696,023)
Total stockholders' deficit	(3,598,131)	(2,011,261)
Total liabilities and stockholders' deficit	$909,265	$964,891

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Revenues
Product sales	$308,958	$1,380,869
Research and development service	950,447	496,889
License fees	101,519	75,000
	1,360,924	1,952,758

Expenses:
Cost of sales	56,162	277,828
Research and development	1,555,287	1,526,857
General and administrative expenses	1,585,866	1,342,072
Licensing and patent expenses	315,784	321,263
Depreciation and amortization	72,541	61,823
Total expenses	3,585,640	3,529,843

Loss from operations	(2,224,716)	(1,577,085)

Other income (expense):
Interest income	2,195	935
Interest expense	(167,421)	(96,368)
Other income	-	166,500

Loss before income taxes	(2,389,942)	(1,506,018)

Provision (benefit) for income taxes	-	-

Net loss	$(2,389,942)	$(1,506,018)

Net loss per share (basic and diluted)	$(0.08)	$(0.05)

Weighted average common
shares outstanding (basic and diluted)	30,716,499	30,361,210

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2006	30,221,215	$3,022	$11,506,487	$(14,190,005)	$1,399,959	$(1,280,537)

Stock issuance for cash	100,000	10	78,990	-	-	79,000
Stock options granted for services	-	-	-	-	527,753	527,753
Stock issued for services	151,434	15	145,376	-	-	145,391
Exercise of stock options and warrants	130,834	13	41,720	-	(18,583)	23,150
Net loss, July 1, 2006 to June 30, 2007	-	-	-	(1,506,018)	-	(1,506,018)

Balance, June 30, 2007	30,603,483	3,060	$11,772,573	$(15,696,023)	$1,909,129	$(2,011,261)

Stock issued for services	153,712	16	65,520	-	-	65,536
Stock options granted for services	-	-	-	-	704,340	704,340
Stock issued in settlement of a liability	34,501	3	21,043	-	-	21,046
Exercise of stock warrants	82,500	8	23,267	-	(11,125)	12,150
Net loss, July 1, 2007 to June 30, 2008	-	-	-	(2,389,942)	-	(2,389,942)

Balance, June 30, 2008	30,874,196	$3,087	$11,882,403	$(18,085,965)	$2,602,344	$(3,598,131)

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(2,389,942)	$(1,506,018)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	72,541	61,823
Stock granted for services	86,581	145,391
Stock-based compensation	704,340	527,753
(Increase) decrease in:
Accounts receivable	38,887	(340,595)
Prepaid expenses	(142)	(189)
Increase (decrease) in:
Accounts payable	104,390	547,736
Accrued interest	167,421	39,215
Other current liabilities	(17,406)	97,669
Net cash used in operating activities	(1,233,330)	(427,215)

Cash flows from investing activities:
Purchase of fixed assets	(4,922)	(22,666)
Patents	(93,640)	(205,992)
Net cash used in investing activities	(98,562)	(228,658)

Cash flows from financing activities:
Issuance of common stock for cash, net	-	79,000
Proceeds from stock option exercise	12,150	23,150
Proceeds from note payable - officer	-	19,500
Repayment of note payable - officer	-	(19,500)
Increase in notes payable - related party	250,000	125,000
Increase in notes payable - director	1,026,840	360,300
Net cash provided by financing activities	1,288,990	587,450

Net decrease in cash and cash equivalents	(42,902)	(68,423)
Cash and cash equivalents at beginning of period	115,719	184,142
Cash and cash equivalents at end of period	$72,817	$115,719

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock issuance in settlement of a liability	$21,046	$12,000
Stock options granted for services	$704,340	$527,753

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Founded in April 1997, Quick-Med Technologies Inc. (the ”Company”) is a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. The Company’s two core technologies under development are: (1) MultiStat™, a family of advanced patented methods and compounds shown to be effective in skin therapy applications; and (2) Novel Intrinsically MicroBonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, super-absorbent, and other properties that can be used in a wide range of applications. Currently, MultiStat™ has been developed in a cosmetic product line with the anti-aging products. MultiStat™ is also being employed in a drug product line as a post-injury treatment for mustard gas exposure, with the initial product currently at a developmental state of development in partnership with the U.S. Army. Quick-Med Technologies Inc.’s NIMBUS technology has initially been targeted at (a) medical device, including advanced wound dressing products, and (b) several enhanced consumer products, including ordor-controlled products (e.g. apparel or hygiene), (c) medical textiles, and antibacterial related products. In each instance, the Company intends to form joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the remainder of the year ending June 30, 2009, the Company will need additional cash infusions to meet its operating expenses.  The Company’s common stock began trading on September 4, 2002 on the OTC Bulletin Board and the Company intends to raise additional equity or debt.  The Company may also secure strategic partnerships or other joint ventures to either conduct its research or fund a portion of the expenses.  No assurances can be made that we will be successful in these activities.  Should the events not occur, the financial statements will be materially affected.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of June 30, 2008 represents amounts due from the customers and is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share are computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2008 and 2007, 7,923,687 and 4,738,238 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

Revenue Recognition

The Company recognizes the revenue of its royalties from the sale of products by BASF under the master agreement for product development, manufacturing and distribution (the “Master Agreement”) and the new agreement with BASF, which supersedes the Master Agreement.  The Company also recognizes the revenue from the non-refundable exclusivity license fee derived from BASF under the Master Agreement and Derma Sciences Inc. on a pro rata basis over the term of the related exclusive license agreements. Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement.  Further, the Company recognizes the exclusive option fee as revenue on a pro rata basis over the term of the related exclusive option agreement.  Revenue from the research agreement is recognized on a pro rata basis over the term of the agreement or is recognized as the work performed in accordance with the term of the agreement. Revenues from the small business innovation research program and the US Army medical research program are recognized based on the research work performed in accordance with the program requirements.

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of June 30, 2008, the Company’s cash levels did not exceed the federally insured limit.  As of June 30, 2008, all of the Company’s accounts receivable was derived from BASF and the US Army. The credit risk of the accounts receivable is considered limited given the customers credit rating. There were no write-offs of uncollectible receivable during the year ended June 30, 2008.

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2008 and 2007:

	2008	2007

Computer equipment	$25,917	$23,822
Equipment	32,403	29,575
Less: accumulated depreciation	(33,337)	(22,686)
Net property and equipment	$24,983	$30,711

Depreciation expense for the years ended June 30, 2008 and 2007 was $10,651 and $7,759, respectively.

NOTE 5 – INTANGIBLE ASSETS

License Agreement

The Company has a license agreement with two inventors (“Licensors”) for the worldwide rights to the MMP inhibitors and uses thereof.  The license agreement transfers to the Company the technology that is the subject of issued patents as well as pending patent applications, which were filed by the original inventors. The licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents or the license agreement. The U.S. patents expire beginning November 2007 through December 2019 and the international patents expire beginning on November 21, 2011 through December 8, 2019.  Accumulated amortization for the years ended June 30, 2008 and 2007 was $357,249 and $295,359, respectively.

The Company assesses whether its intangible assets are impaired as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” based on an evaluation of undiscounted projected cash flows through the remaining useful lives. If impairment exists, the amount of such impairment is calculated as the estimated fair value of the assets.

Under the terms of the license agreement, the Company paid $200,000 and granted 160,000 shares of common stock valued at $0.05 per share and granted 160,000 stock options.  The stock options are valued at the estimated minimum value in accordance with SFAS 123 of $8,000.   In order to maintain the Company’s exclusive rights to the licenses, the agreements require total payments of $260,000 if certain milestones regarding the proof-of-concept and development of a prototype are reached.  If a milestone on the “Civilian Chemical Burn” and “Other topical Medical Uses” categories is not met by the third anniversary of the agreement, the licenses granted within these categories become nonexclusive. The Company elected not to pay each inventor $25,000 per year until all such milestones are met.  At June 30, 2008 and 2007, the balance due under the license agreement is $160,000.

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

During the fiscal years 2008 and 2007, the Company filed a number of US and international patent applications for its NIMBUS technology and applied for certain trademarks. As of June 30, 2008, the total capitalized costs for the patent applications and trademarks were $168,572.

	June 30, 2008		June 30, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets

License agreement	$648,123	$(357,249)	$648,123	$(295,359)
Patents in process	168,571	-	74,931	-
Total	$816,694	$(357,249)	$723,054	$(295,359)

NOTE 5 – INTANGIBLE ASSETS, continued

Amortization of patents in process commences when the patents are issued.
	June 30, 2008		June 30, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Aggregate Amortization Expense

For the years ended	$61,890	$357,249	$54,063	$295,359

Estimated Amortization Expense	Amount

For the year ended June 30, 2009	$61,890
For the year ended June 30, 2010	$61,890
For the year ended June 30, 2011	$61,890
For the year ended June 30, 2013	$61,890
For the year ended June 30, 2014	$43,314

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal 2008

In July 2007, the Company issued a total of 5,141 shares of restricted common stock for payment of services provided by a consultant.  The amount charged to operations was $3,136, the value of the shares on the dates issued.

In September 2007, the Company issued 15,000 shares of common stock for an aggregate exercise price of $2,250 or $0.15 per share resulting from the exercise of a warrant.

In October 2007, the Company issued 5,000 shares of common stock for an aggregate exercise price of $1,000 or $0.20 per share resulting from the exercise of a warrant.

In November 2007, the Company issued 34,501 shares of restricted common stock as a settlement for a liability of $21,046.

In November 2007, the Company issued 62,500 shares of common stock for an aggregate exercise price of $8,900 or $0.14 per share for 60,000 shares and $0.20 per share for 2,500 shares resulting from the exercise of warrants.

In April 2008, the Company issued 148,571 shares of restricted common stock for the payment of services rendered by the members of the Board of Directors, who elected to receive common stocks.  In addition, the Company granted stock options of 1,074,666 to board members, employees and consultants with exercise prices of $0.42 per share as payments of their services and performance bonus according to the vesting schedule.

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

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT), continued

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

In June 2007, the Company issued 67,500 shares of restricted common stock for an aggregate exercise price of $12,150 or $0.18 per share resulting from the exercise of a warrant.

NOTE 7 - COMMITMENTS

The Company leases an equipped laboratory in Gainesville, Florida. The lease expires in February 1, 2011. Rent expense for the years ended June 30, 2008 and 2007 was approximately $27,304 and $19,000, respectively.

The following is a schedule of minimum future payments on the operating lease as of June 30, 2008:

For The Years Ending June 30,

2009	$24,000
2010	24,000
2011	14,000
Thereafter	-
Total	$62,000

NOTE 8– STOCK OPTIONS AND WARRANTS

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

On April 18, 2008, the Board of Directors (the “Board”) granted 148,571 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2007 for those elected to receive common stocks and all shares were immediately vested.  In addition, the Board granted 1,074,666 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2007.  The stock options were vested one-third immediately, one-third will be vested on April 17, 2009 and the remaining one-third will be vested on April 17, 2010, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.42 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.32 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

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

On September 9, 2005, the Board of Directors (the “Board”) granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005 and all shares were immediately vested.  In addition, the Board granted 710,000 stock options and 175,000 warrants to our employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005.  The stock options and warrants were vested one-third immediately, one-third was vested on July 1, 2006 and the remaining one-third was vested on July 1, 2007, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.72 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

The weighted average grant date fair value of options granted during the fiscal year ended June 30, 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors.  The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Assumptions utilized to value options are as follows:

Risk-free interest rate                                                 4% to 6%
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

NOTE 8 – STOCK OPTIONS AND WARRANTS, continued

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

A summary of options for the years ended June 30, 2008 and 2007 is shown below:

	June 30, 2008		June 30, 2007
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	2,757,270	$0.61	2,779,834	$1.33
Granted	3,010,889	0.63	790,770	1.05
Exercised	-	-	(33,334)	0.15
Forfeited	(84,615)	1.05	(15,000)	0.80
Expired	-	-	(765,000)	3.69
Outstanding at end of period	5,683,544	$0.61	2,757,270	$0.61
Exercisable at end of period	3,676,525		2,371,885
Available for issuance at end of period	316,456		1,034,396

During the year ended June 30, 2008, the Company issued 18,839 common stock warrants to consultants as part of the payment for their services.  These warrants were accounted for in accordance with the fair value provisions of SFAS 123R.  The warrants vested one-third immediately with fair market values ranging from $0.44 per share to $0.58 per share and the total cost of approximately $12,000.  The warrants were valued on the date of grant using the Black-Scholes option-pricing model.  In addition, there were 45,000 warrants expired during the fiscal year 2008.

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

Assumptions utilized to value warrants are as follows:

Risk-free interest rate                                                  6.00%
Expected life (years)                                                    5
Expected volatility                                                      73% to 138%
Expected dividends                                                     None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the years ended June 30, 2008 and 2007:
	June 30, 2008		June 30, 2007
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	854,108	$0.42	913,968	$0.37
Granted	18,329	0.65	37,640	0.96
Exercised	(82,500)	0.15	(97,500)	0.19
Expired	(45,000)	0.74	-	-
Outstanding at end of period	744,937	$0.48	854,108	$0.42
Exercisable at end of period	744,937		854,108

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

The (provision) benefit for income taxes consists of the following:

	2008	2007
Current	$-	$-
Deferred	-	-
	$-	$-

Deferred tax assets for June 30, 2008 and 2007 consist of the following:

	2008	2007
Deferred tax assets:
Depreciation and amortization	$7,986	$1,303
Stock based compensation	2,616,736	2,327,030
Net operating loss carry forward	3,831,869	3,242,236
Interest accrual	11,044	-
Research tax credit	7,203	7,203
Total deferred tax assets	6,474,838	5,577,772

Valuation allowance:
Beginning of year	(5,577,772)	(5,011,587)
Decrease (increase) during the year	(897,066)	(566,185)
Ending balance	(6,474,838)	(5,577,772)
Net deferred taxes	$-	$-

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended June 30, 2008 and 2007 is as follows:

	2008	2007
Federal income tax at statutory rate of 34%	$(812,580)	$(511,568)
State tax, net of federal benefit	(86,697)	(54,617)
Other	2,211	-
Valuation allowance	897,066	566,185
	$-	$-

As of June 30, 2008, the Company had a net operating loss carry forward of approximately $10,234,566 which will begin to expire in 2017.

NOTE 10 – NOTES PAYABLE

		Interest	Conversion
Director	Maturity	Rate	Price	June 30, 2008
2003 Senior Convertible Note	2010	6%	$0.38	$1,268,625
Senior Convertible Note	2010	8%	$0.74	208,955
2007 Senior Convertible Note	2010	8%	$0.74	375,000
2007 Senior Convertible Note 2	2010	8%	$0.55	50,000
2007 Senior Convertible Note 2	2010	8%	$0.51	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000
2007 Senior Convertible Note 2	2010	8%	$0.34	50,000
2007 Senior Convertible Note 2	2010	8%	$0.32	50,000
2008 Senior Convertible Note 1	2010	8%	$0.32	50,000
2008 Senior Convertible Note 1	2010	8%	$0.45	70,000
2008 Senior Convertible Note 1	2010	8%	$0.40	75,000
2008 Senior Convertible Note 1	2010	8%	$0.33	50,000
2008 Senior Convertible Note 1	2010	8%	$0.42	75,000
2008 Senior Convertible Note 1	2010	8%	$0.40	50,000
2008 Senior Convertible Note 2	2010	8%	$0.29	50,000
2008 Senior Convertible Note 2	2010	8%	$0.20	50,000
2008 Senior Convertible Note 2	2010	8%	$0.38	50,000
2008 Senior Convertible Note 2	2010	8%	$0.35	135,000
Accrued interest				181,322
				2,988,902
Related Party
2007 Senior Convertible Note	2010	8%	$0.74	375,000
Accrued interest				25,315
				400,315

Total long term note payable				$3,389,217

Director				June 30, 2007
2003 Senior Convertible Note	2010	6%	$0.38	$1,268,625
Senior Convertible Note	2010	8%	$0.74	208,955
2007 Senior Convertible Note	2010	8%	$0.74	303,160
Accrued interest				37,407
				1,818,147
Related Party
2007 Senior Convertible Note	2010	8%	$0.74	125,000
Accrued interest				1,808
				126,808

Total long term note payable				$1,944,955

Effective May 17, 2008, the Company issued a 2008 senior convertible note payable (“Note 2”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $135,000 each from May 17, 2008 through August 28, 2008. As of June 30, 2008, the Company received approximately $285,000.  This Note 2 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This Note 2 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

NOTE 10 – NOTES PAYABLE, continued

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable (“Note 1”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008. As of June 30, 2008, the Company received $370,000.  This Note 1 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This Note 1 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008. As of June 30, 2008, the Company received $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

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

At June 30, 2008, the Company accrued interests of $181,322 and $25,315 on the convertible notes with the director and on the convertible note with a related party, respectively.

During the period ended June 30, 2007, the Company paid accrued interest on the 2003 senior convertible note for the three quarters by issuing the note payables for the interest amounts owed for the respective periods.  For the fourth quarter of the year ended June 30, 2007, the interest was accrued to be paid at the maturity date.

NOTE 11 – RELATED PARTY TRANSACTIONS

As fully described in Note 10, the Company has several senior convertible note payables with its Chairman and a major stockholder during the periods ended June 30, 2008 and 2007.

Subsequent to June 30, 2008, the Company received the additional Advances totaling $200,000 from its Chairman, which were combined with the $285,000 previous borrowings into a senior convertible note (Note 2) as more fully described in Note 10 above.  In addition, the Company received an Advance of $50,000 on September 15, 2008,  the terms of this Advance has yet to be determined.

During the year ended June 30, 2007, the Company received several short-term loans totaling approximately $19,500 from an officer of the Company, which was repaid fully by June 30, 2007.