Form 10-Q
period 2008-11-14
QUICK MED TECHNOLOGIES INC
filed 2008-11-14
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 0-27545

QUICK-MED TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	65-0797243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

902 N.W. 4th Street
GAINESVILLE, FLORIDA 32601
(Address of Principal Executive Offices) (Zip Code)

(888) 835-2211
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changes Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

                    Large accelerated filer  ☐                                             Accelerated filer  ☐
                    Non-accelerated filer  ☐  (Do not check if a smaller reporting company)             Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☐

As of November 7, 2008, there were 30,874,196 shares of common stock, par value $0.0001 per share, outstanding.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30,	June 30,
	2008	2008
Current assets:
Cash and cash equivalents	$39,829	$72,817
Accounts receivable	677,698	346,709
Total current assets	717,527	419,526

Property and equipment, net	22,480	24,983

Other assets:
Prepaid expenses	9,709	5,311
Intangible asset, net	444,647	459,445
Total other assets	454,356	464,756
Total assets	$1,194,363	$909,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$687,107	$871,074
Unearned revenue	39,285	41,071
Accrued expenses	49,671	46,034
Total current liabilities	776,063	958,179

License payable	160,000	160,000
Long-term liability - convertible note payable - related party	407,877	400,315
Long-term liability - convertible note payable - director	3,341,936	2,988,902
Total liabilities	4,685,876	4,507,396

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,874,196 shares issued and outstanding
at September 30 and June 30, 2008	3,087	3,087
Additional paid-in capital	11,882,403	11,882,403
Outstanding stock options	2,715,734	2,602,344
Accumulated deficit	(18,092,737)	(18,085,965)
Total stockholders' deficit	(3,491,513)	(3,598,131)
Total liabilities and stockholders' deficit	$1,194,363	$909,265

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Revenues
Product sales	$711,671	$12,155
Research and development service	19,100	295,547
License fees	1,786	41,786
	732,557	349,488

Expenses:
Cost of sales	29,922	2,440
Research and development	244,929	455,121
General and administrative expenses	338,249	552,794
Licensing and patent expenses	47,773	70,272
Depreciation and amortization	17,976	18,143
Total expenses	678,849	1,098,770

Income (loss) from operations	53,708	(749,282)

Other income (expense):
Interest income	116	362
Interest expense	(60,596)	(30,333)

Loss before income taxes	(6,772)	(779,253)

Provision (benefit) for income taxes	-	-

Net loss	$(6,772)	$(779,253)

Net loss per share (basic and diluted)	$-	$(0.03)

Weighted average common
shares outstanding (basic and diluted)	30,874,196	30,607,600

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2008	30,874,196	$3,087	$11,882,403	$(18,085,965)	$2,602,344	$(3,598,131)

Stock-based compensation	-	-	-	-	113,390	113,390
Net loss, July 1, 2008 to September 30, 2008	-	-	-	(6,772)	-	(6,772)

Balance, September 30, 2008	30,874,196	$3,087	$11,882,403	$(18,092,737)	$2,715,734	$(3,491,513)

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,772)	$(779,253)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	17,976	18,143
Stock granted for services	-	3,136
Stock-based compensation	113,390	326,065
(Increase) decrease in:
Restricted cash	-	(162,890)
Accounts receivable	(330,989)	72,954
Prepaid expenses	(4,398)	3,104
Increase (decrease) in:
Accounts payable	(183,967)	151,131
Accrued interest	60,596	30,334
Other current liabilities	1,851	(23,082)
Net cash used in operating activities	(332,313)	(360,358)

Cash flows from investing activities:
Patents	(675)	(7,737)
Net cash used in investing activities	(675)	(7,737)

Cash flows from financing activities:
Proceeds from stock option exercise	-	2,250
Increase in notes payable - related party	-	250,000
Increase in notes payable - director	300,000	71,840
Net cash provided by financing activities	300,000	324,090

Net decrease in cash and cash equivalents	(32,988)	(44,005)
Cash and cash equivalents at beginning of period	72,817	115,719
Cash and cash equivalents at end of period	$39,829	$71,714

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock-based compensation	$113,390	$326,065

See accompanying notes to unaudited condensed financial statements.

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of September 30, 2008 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended September 30, 2008 and 2007, 8,971,453 and 5,237,504 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of September 30, 2008, the Company’s cash levels did not exceed the federally insured limit. As of September 30, 2008, all of the Company’s accounts receivable was derived from BASF.  The credit risk of the accounts receivable is considered limited given the customers’ credit rating. There were no write-offs of uncollectible receivables during the year ended June 30, 2008.

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

Recently Issued Accounting Pronouncements

In June 2007, the FASB Emerging Issues Task Force issued EITF Issue No. 07-3 (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.”  EITF 07-3 addresses the accounting for nonrefundable advance payments for goods or services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement.  EITF 07-3 concludes such amounts should be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed.  The Company adopted the provisions of EITF 07-3 on July 1, 2008.

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

The weighted average grant date fair value of options granted during the period ended September 30, 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock, and other factors.  The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms and other factors.

Assumptions utilized to value options are as follows:

Risk-free interest rate                                                      4.75% to 6%
Expected life (years)                                                        5
Expected volatility                                                           50% to 138%
Expected dividends                                                          None

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

A summary of options for the periods ended September 30, 2008 and 2007 is shown below:

	September 30, 2008		September 30, 2007
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	5,683,544	$0.61	2,757,270	$0.61
Granted	-	-	1,936,223	0.74
Exercised	-	-	-	-
Forfeited	(171,647)	0.57	-	-
Expired	(871,500)	0.55	-	-
Outstanding at end of period	4,640,397	$0.60	4,693,493	$0.66
Exercisable at end of period	2,839,914		3,012,599
Available for issuance at end of period	1,359,603		-

During the three months period ended September 30, 2007, the Company issued 13,411 common stock warrants to consultants as part of the payment for their services.  These warrants were accounted for in accordance with the fair value provisions of SFAS 123R.  These warrants were vested immediately with fair values ranging from $0.44 to $0.58 per share and the total cost of approximately $9,000.

In September 2007, approximately 15,000 warrants were exercised at $0.15 per share or an aggregate price of $2,250.

Assumptions utilized to value warrants are as follows:

Risk-free interest rate                                                      6.00%
Expected life (years)                                                        5
Expected volatility                                                           73% to 138%
Expected dividends                                                         None

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended September 30, 2008 and 2007:

	September 30, 2008		September 30, 2007
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	744,937	$0.48	854,108	$0.56
Granted	-	-	13,411	0.67
Exercised	-	-	(15,000	0.15
Expired	-	-	-	-
Outstanding at end of period	744,937	$0.48	852,519	$0.57
Exercisable at end of period	744,937		852,519

Index

NOTE 4 – NOTES PAYABLE

		Interest	Conversion	September	June
Director	Maturity	Rate	Price	30, 2008	30, 2008
2003 Senior Convertible Note	2010	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2010	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2010	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2010	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2010	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2010	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2010	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2010	8%	$0.25	100,000	-
2008 Senior Convertible Note 2	2010	8%	$0.35	50,000	-
2008 Senior Convertible Note 2	2010	8%	$0.25	50,000	-
2008 Senior Convertible Note 3	2010	8%	$0.36	50,000	-
2008 Senior Convertible Note 3	2010	8%	$0.19	50,000	-
Accrued interest				234,356	181,322
				3,341,936	2,988,902
Related Party
2007 Senior Convertible Note	2010	8%	$0.74	375,000	375,000
Accrued interest				32,877	25,315
				407,877	400,315

Total long term note payable				$3,749,813	$3,389,217

Index

NOTE 4 – NOTES PAYABLE, continued

Effective September 15, 2008, the Company issued a 2008 senior convertible note payable (“Note 3”) to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from September 15, 2008 through October 15, 2008. As of September 30, 2008, the Company received approximately $100,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective May 17, 2008, the Company issued a 2008 senior convertible note payable (“Note 2”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $135,000 each from May 17, 2008 through August 28, 2008. As of September 30, 2008, the Company received approximately $485,000.  This Note 2 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This Note 2 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008. As of September 30, 2008, the Company received approximately $370,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008. As of September 30, 2008, the Company received $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

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

Index

NOTE 5  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with its Chairman and a major stockholder during the periods ended September 30, 2008 and June 30, 2008.

The Company received the additional $50,000 Advance from its Chairman subsequent to September 30, 2008, which was combined with the $100,000 previous borrowings into a senior convertible note as more fully described in Note 4 above.

NOTE 6 – SUBSEQUENT EVENTS

On October 27, 2008, pursuant to recommendations by the Compensation Committee and in accordance with the 2001 Equity Incentive Plan, the Board of Directors (the “Board”) approved and authorized (i) the grant of options to purchase an aggregate up to 1,335,102 shares of the Company’s common stock, (ii) the grant of warrants to purchase an aggregate up to 705,302 shares of the Company’s common stock, and (iii) the issuance of 406,452 shares of the Company’s common stock to Directors, officers, employees and service providers.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-KSB for our fiscal year ended June 30, 2008.   The terms “Quick-Med”, "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products;  (f) there is no assurance that our technologies or products  will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore,  should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt or equity financings, but there are no assurances that these revenues and  financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations that  are secured by our assets and revenues and  are senior obligations due to our Chairman of the Board and a major shareholder, who have  funded our operations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; and (k) other risk factors discussed in our annual report  for the fiscal year ended June 30, 2008 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Our business model has attempted and will continue to attempt to develop the following revenue segments:

•	License fees;
•	Profit sharing revenue arrangements with our development partners;
•	Research and development fees paid to us in connection with joint development agreements; and
•	Government research and development grants.

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

If a medical device is found NSE (not substantially equivalent) by the FDA and therefore a 510(k) pathway is not available, a second alternative pathway to the lengthy and costly PMA is available for low risk devices. This is called the De Novo application. The FDA Modernization Act of 1997 amended Section 513 (f)(2) of the Federal Food, Drug and Cosmetic Act (the “FFDC Act”) to provide this mechanism to reclassify statutorily classified class III products. This is considered a fairly unique pathway for clearance and typically is only allowed for new technologies of low risk. The FDA allows unlimited responses when on this pathway, different than the three allowed responses under a normal 510(k). A device placed into class I or II in this written order can then be commercially distributed, subject to other applicable provisions of the FFDC Act. A device classified into class I or II under this new provision becomes a predicate device for future pre-market notification submissions, which means that a manufacturer may show that a new device is substantially equivalent to this predicate. This route to clearance is referred to as De Novo because it establishes a new alternative for a new technology.

We filed with the FDA for one of the end-user applications using our NIMBUS technology under the medical device exemptions as an alternative to prior pre-market approval requirements in March 2006, under a 510(k) application.  After extensive discussions with the FDA staff, including the Office of Chief Counsel, in January 2007 we were notified by the FDA that a De Novo application route would be required for our proposed device. In November 2007, we submitted our amended De Novo application. We responded to the FDA staff on their follow up questions.  We expect to receive a response from the FDA staff regarding the status of our De Novo application within the next several months.   We also understand that the FDA is in the process of preparing guidance associated with our application.  However, there are no assurances when we will receive a response from the FDA to our application, and if it is received whether our FDA application will be approved by the FDA or if approved it will be a commercial success. Further delays in receiving FDA approval may also impair our ability to generate additional revenue and to raise capital to continue operations.

This section should be read in conjunction with  our annual report on Form 10-KSB for fiscal year ended June 30, 2008 filed with the SEC for further discussions in the sections entitled, “Government Regulation,”  “510(k) Clearance Pathway” and “De Novo: Alternative Pathway to PMA.”

Index

Capital Expenditures and Requirements

From 2000 to September 2008, we have spent approximately $817,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobelny with our common stock and cash for the exclusive license of the Ilomastat technology, which they invented.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues.     During the three months ended September 30, 2008 we had $732,557 of revenues, compared to $349,488 of revenues for the three months ended September 30, 2007, representing a 110% increase in our revenues.  Our revenues during the three months ended September 30, 2008 consisted of: (a) $711,671, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $19,100, which represented the revenue earned from the joint development program with Mölnlycke Health Care AB; and (c) $1,786, which represented the earned portion of the license  fee from Derma Sciences, Inc.  As a result of our  May 2008 manufacturing and distribution agreement with BASF , we have had a significant increase in product sales in the first fiscal quarter.  However, we do not anticipate that our share of the product sales by BASF for the fiscal second quarter would continue at this level given market uncertainties, in particular in the retail cosmetic industry, and our agreed share of the net revenues with BASF for the remainder of calendar year 2008.

Our revenues during the three months ended September 30, 2007 consisted of (a) $12,155, which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $295,547, which represented the revenue eared from the small business innovation research program and the US Army research on the development of Ilomastat for treatment of sulfur mustard injuries on the eye and skin  program (the “US Army research program”); and (c) $41,786, which represented the earned portion of the exclusive option fee from Hanesbrands Inc., and the earned portion of the license  fee from Derma Sciences, Inc.

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

Operating Income (Loss).  Operating income for the three months ended September 30, 2008 was $53,708 as compared to $749,282 in operating loss for the three months ended September 30, 2007, representing a decrease of 107% or $802,990 in operating loss. The operating income was primarily attributable to an increase in revenues of $383,069 couple with a decrease in expenses of $419,921 for the three months ended September 30, 2008.  The decrease in expenses was primarily due to the following:  (a) a decrease of $210,192 or 46% in research and development expenses; (b) a decrease of $214,545 or 39% in general and administrative expenses; and (c) a decrease of $22,499 or 32% in licensing and patent expenses; offset by (d) an increase of $27,482 or 1,126% in cost of revenues to the amount in the comparable prior period, as described in more detail below.

Index

Research and Development Expense.  Research and development expense decreased by $210,192 or 46% to $244,929 for the three months ended September 30, 2008, from $455,121 for the three months ended September 30, 2007.  The decrease in research and development expense is primarily attributable the absence of the expenses related to the U.S. Army Research Program, which was completed in June 2008,  the partial sign-on compensation expense to our head of research and development department, and more utilization of outside lab services in prior year comparable quarter.

General and Administrative Expense.  General and administrative expense decreased by $214,545 or 39% to $338,249 for the three months  ended September 30, 2008, from $552,794 for the three months ended September 30, 2007.  This decrease in our general and administrative expenses is primarily attributed to a decrease of approximately of $233,000 in shared-based compensation including our Chief Executive Officer shared-based compensation expense in prior year comparable quarter. This decrease as mentioned above was partially offset by an increase in other operating expenses.

Licensing and Patent Expense.  Licensing and patent expense decreased by $22,499 or 32% to $47,773 for the three months ended September 30, 2008 from $70,272 for the three months ended September 30, 2007.  This decrease was primarily due to the level of utilization of consulting legal patent services and legal licensing services including licensing and joint development agreement negotiations.

Interest Income.  During the three months ended September 30, 2008, we had $116 in interest income, a decrease of $246 or 68% from $362 for the three months ended September 30, 2007.  The amounts from both periods represent interest earned on our certificate of deposits and money market account funded by the revenues and debt financings during the respective periods.

Interest Expense.  Interest expense for the three months ended September 30, 2008 increased $30,263 or 100% to $60,596 compared to $30,333 the three months ended September 30, 2007.  This increase was due to an increase of approximately $850,000 or 58% in the average outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $2,300,000, compared to approximately $1,460,000 average outstanding balance for the comparable 2007 period.

Net Loss.   Net loss for the three months ended September 30, 2008 was $6,772 or $0.00 per share compared to $779,253 or $0.03 per share for the three months ended September 30, 2007.   This decrease is primarily attributable to an increase in revenues, decreases in research and development, general and administrative expenses, and licensing and patent expenses, offset by an increase in cost of revenues.

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

Total cash on hand at September 30, 2008 was $39,829 as compared with $72,817 at June 30, 2008.    Subsequent to the quarter ended, we have collected the entire outstanding receivable balance of approximately $678,000 at September 30, 2008. As of October 31, 2008, we received a total of $50,000 to combine with $100,000 previous borrowings into a 2008 senior secured convertible note 3 from our Chairman.

On April 4, 2008, we and Mölnlycke Health Care AB (“MHC”) entered into a Joint Development Agreement (the “Agreement”) effective as of March 19, 2008 with total value of approximately $90,000 over nine months period.  We anticipate the direct expenses for this project of approximately $25,000.

In September 2006, we received the SBIR Phase II grant, which included including the option of SBIR Phase I, totaling approximately $840,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses.  To date, we received approximately $429,000 and incurred approximately $115,000 in expenses to subcontractors and other direct expenses. Effective April 23, 2007, we were awarded a twelve month military contract of approximately $880,000, net of overhead charged by USAMRAA.  The cash outflows during the term of this military award were approximately $610,000 for scientific experiments and other direct expenses.   This research was completed in June 2008. While we expect to receive royalties in the next twelve to twenty four months from the license agreement subject to certain contractual terms, we need cash in order to maintain and grow our businesses.  See the section below for further discussion of our cash requirements and related strategies to meet these needs.

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

In October 2007, we issued 5,000 shares of common stock for an aggregate exercise price of $1,000 in cash from an exercise of warrants.

In November 2007, the Company issued 62,500 shares of common stock for an aggregate exercise price of $8,900 or $0.14 per share for 60,000 shares and $0.20 per share for 2,500 shares resulting from the exercise of warrants.

In November 2007, approximately $21,046 of accounts payable was settled through the issuance of 34,501 shares of restricted common stock.

Based on our cash position at September 30, 2008, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated patent related legal fees, operating and research and development expenditures of approximately $176,000 per month or an aggregate of approximately $2,112,000 over the next twelve (12) months, in the following areas:

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

•
Operating expenses of approximately $75,000 per month or an aggregate $900,000 over the next twelve (12) months, including personnel costs, director and officer insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $39,829 as of September 30, 2008, coupled with accounts receivable of approximately $678,000,  which has been subsequently collected after September 30, 2008, and the receipt of approximately $50,000 funding under a convertible senior debt with our Chairman will satisfy our cash requirements for approximately four (4) months assuming no further receipt of revenues. If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately four (4) months assuming no further receipts of revenues and additional debt or equity financing.

We intend to raise additional cash by means of equity and or debt financing. Additionally, we are implementing a cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. However, our ability to raise cash through equity or debt financing with third parties will be very difficult in the current credit environment.  There are no assurances that any planned equity offering and/or debt financing will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.

As of September 30, 2008, we have seven senior convertible notes payable outstanding to our Chairman totaling $3,341,936 including accrued interest with interest rates ranging from 6% to 8% per annum and  maturity dates ranging from June to December 2010.  These notes are convertible at conversion prices ranging from $0.19 to $0.74 per share and are secured by our revenues and assets.  We also have a $375,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.74 per share, a maturity date of 2010, and is secured by our revenues and assets.

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

At September 30, 2008, we had a negative working capital of $58,536 that primarily consists of: (a) cash of $39,829; (b) accounts receivable of $677,698; (c) accounts payable of $687,107; (d) accrued expenses of $49,671; and (e) unearned revenue of $39,285.  At September 30, 2008, we had a stockholders’ deficit of $3,491,513, a portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $332,313 for the three months ended September 30, 2008. Net cash used in investing activities was $675.  Net cash provided by financing activities was $300,000, of which  $200,000 was part of a $485,000 senior 2008 convertible note 2,  and $100,000 was part of a $150,000 senior  2008 convertible note 3 with our Chairman.

During the three months ended September 30, 2007, we received (a) $2,250 from the exercise of the 15,000 stock warrants; (b) $250,000 from a major shareholder as the final funding from the $375,000 senior convertible note; and (c) $71,840 from  our Chairman as part of the $375,000 senior convertible note.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of September 30, 2008:

	Total	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$3,749,813	$		$3,749,813	$-	$-
Operating lease obligations (b)	$56,000		$18,000	$38,000	$-	$-

(a)
The principal and accrued interest on the notes payable owed to the Chairman’s Senior Convertible Notes and to a major shareholder’s senior note payable as fully discussed in note 4 of the accompanying footnotes to the condensed interim financial statements.

(b)	We have an operating lease for our laboratory in Gainesville, Florida with an expiration date in 2011.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangement that have, or are reasonably likely to have, a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

ITEM 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended September 30, 2008, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information.

None

Item 6.  Exhibits

Exhibit Number	Description

10.3	2008 Senior Convertible Note 3 issued to Michael Granito filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	November 14, 2008	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer and Principal Executive Officer

Date	November 14, 2008	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer