Form 10-Q/A
period 2009-02-13
QUICK MED TECHNOLOGIES INC
filed 2009-02-13
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerate filer  ☐                           Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)

Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☐

As of November 7, 2008, there were 30,874,196 shares of common stock, par value $0.0001 per share, outstanding.

[Missing Graphic Reference]

EXPLANATORY NOTE

We are amending this Form 10-Q for the quarter ended September 30, 2008 (the “Original Filing”) by modifying Exhibits 31.1 and 31.2 to address internal controls over financial reporting of the Company.

Information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes noted above.  Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing.  The filing of this Amendment to our Quarterly Report on Form 10-Q shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	February 13, 2009	By: /s/ J. Ladd Greeno________________________
J. Ladd Greeno
Chief Executive Officer and Principal Executive Officer

Date	February 13, 2009	By: /s/ Nam H. Nguyen_______________________
Nam H. Nguyen
Chief Financial Officer