Form 10-Q
period 2009-02-17
QUICK MED TECHNOLOGIES INC
filed 2009-02-17
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008.

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

As of February 10, 2009, there were 30,934,196 shares of common stock, par value $0.0001 per share, outstanding.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31,	June 30,
	2008	2008

Current assets:
Cash and cash equivalents	$150,579	$72,817
Accounts receivable	49,004	346,709
Total current assets	199,583	419,526

Property and equipment, net	19,976	24,983

Other assets:
Prepaid expenses	12,385	5,311
Intangible asset, net	433,273	459,445
Total other assets	445,658	464,756
Total assets	$665,217	$909,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$432,278	$871,074
Unearned revenue	37,499	41,071
Accrued expenses	44,276	46,034
Total current liabilities	514,053	958,179

License payable	160,000	160,000
Long-term liability - note payable - officer	100,334	-
Long-term liability - convertible note payable - related party	415,438	400,315
Long-term liability - convertible note payable - director	3,449,059	2,988,902
Total liabilities	4,638,884	4,507,396

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,934,196 and 30,874,196 shares issued and
outstanding at December 31 and June 30, 2008, respectively	3,089	3,087
Additional paid-in capital	11,894,401	11,882,403
Outstanding stock options	3,054,471	2,602,344
Accumulated deficit	(18,925,628)	(18,085,965)
Total stockholders' deficit	(3,973,667)	(3,598,131)
Total liabilities and stockholders' deficit	$665,217	$909,265

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues
Product sales	$59,309	$65,070	$770,980	$77,225
Research and development service	48,000	184,145	67,100	479,693
License fees	1,786	31,161	3,571	72,947
	109,095	280,376	841,651	629,865

Expenses:
Cost of sales	2,558	19,324	32,480	21,764
Research and development	317,761	354,178	562,690	809,299
General and administrative expenses	470,575	299,775	808,824	852,570
Licensing and patent expenses	69,762	114,243	117,535	184,515
Depreciation and amortization	17,976	18,143	35,952	36,285
Total expenses	878,632	805,663	1,557,481	1,904,433

Income (loss) from operations	(769,537)	(525,287)	(715,830)	(1,274,568)

Other income (expense):
Interest income	1,664	1,087	1,780	1,448
Interest expense	(65,018)	(39,837)	(125,614)	(70,170)

Loss before income taxes	(832,891)	(564,037)	(839,664)	(1,343,290)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(832,891)	$(564,037)	$(839,664)	$(1,343,290)

Net loss per share (basic and diluted)	$(0.03)	$(0.02)	$(0.03)	$(0.04)

Weighted average common
shares outstanding (basic and diluted)	30,917,239	30,686,614	30,895,718	30,647,107

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED DECEMBER 31, 2008
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, September 30, 2008	30,874,196	$3,087	$11,882,403	$(18,092,737)	$2,715,734	$(3,491,513)

Stock-based compensation	-	-	-	-	338,737	338,737
Stock issuance for services	60,000	2	11,998	-	-	12,000
Net loss, October 1, 2008 to December 31, 2008	-	-	-	(832,891)	-	(832,891)

Balance, December 31, 2008	30,934,196	$3,089	$11,894,401	$(18,925,628)	$3,054,471	$(3,973,667)

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net loss	$ (839,664)	$ (1,343,290)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	35,952	36,285
Stock granted for services	12,000	24,182
Stock-based compensation	452,127	415,448
(Increase) decrease in:
Restricted cash	-	(104,684)
Accounts receivable	297,705	265,181
Prepaid expenses	(7,074)	(1,592)
Increase (decrease) in:
Accounts payable	(438,796)	74,087
Accrued interest	125,614	70,170
Other current liabilities	(5,328)	(24,866)
Net cash used in operating activities	(367,464)	(589,079)

Cash flows from investing activities:
Patents	(4,774)	(8,930)
Net cash used in investing activities	(4,774)	(8,930)

Cash flows from financing activities:
Proceeds from stock option or warrant exercise	-	12,150
Increase in notes payable - related party	-	250,000
Increase in notes payable - officer	100,000	-
Increase in notes payable - director	350,000	271,840
Net cash provided by financing activities	450,000	533,990

Net increase (decrease) in cash and cash equivalents	77,762	(64,019)
Cash and cash equivalents at beginning of period	72,817	115,719
Cash and cash equivalents at end of period	$ 150,579	$ 51,700

Supplementary Information:

Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Non-cash disclosures of investing and
financing activities:
Stock-based compensation	$ 338,737	$ 415,448
Stock issuance in settlement of a liability	$ -	$ 21,046

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of December 31, 2008 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended December 31, 2008 and 2007, 8,466,160 and 5,576,589 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

Fair Value Measurements

During the first quarter of fiscal year 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or operating results.

SFAS No. 157 establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into three levels. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities. Level 2 valuations are based on inputs, other than quoted prices included within Level 1, that are observable, either directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, during the first quarter of fiscal year 2009. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS No. 159 but has not elected the fair value option for any eligible financial instruments as of July 1, 2008.

Revenue Recognition

The Company’s revenues consist of the following sources: product sales, research and development service and license fees.

Under the master agreement for product development, manufacturing and distribution (the “Master Agreement”) and the new agreement (“Agreement”) with BASF, which supersedes the Master Agreement, the Company shares proportionately on the net sales and related expenses in accordance with the terms of the Agreement.  The Company recognizes revenue of its royalties from the sale of products by BASF when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable.

The Company recognizes revenue of its research and development service including the small business innovation research program and the US Army medical research program based on the research work performed in accordance with the program requirements or statements of work for the joint development agreements.

The Company also recognizes revenue from the non-refundable exclusivity license fee derived from Derma Sciences Inc. on a pro rata basis over the term of the related exclusive license agreement.  Further, the Company recognizes the exclusive option fee as revenue on a pro rata basis over the term of the related exclusive option agreement.

Unearned Revenue

The amount of unearned revenue represents the exclusive option fee, the license fee, and advance royalty fee yet to be earned on a pro rata basis over the exclusive option period of the related option and license agreements.

Index

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of December 31, 2008, the Company’s cash levels did not exceed the federally insured limit. As of December 31, 2008, most of the Company’s accounts receivable was derived from Molnlycke.

The credit risk of the accounts receivable is considered limited given the customers’ credit rating. There were no write-offs of uncollectible receivables during the year ended June 30, 2008.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes.”  This standard requires, among other things, recognition of future tax consequences, measured by enacted tax rates attributable to taxable and deductible temporary differences between financial statement and income tax bases of assets and liabilities.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable for the period and the change during the period in the deferred tax asset and liability.

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

On October 27, 2008, the Board of Directors (the “Board”) granted 1,335,102 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2008. In addition, the Board granted 705,302 warrants payments to consultants for payments of their services and incentive performance awards.  Further, 60,000 shares of restricted common stock were issued to a consultant as payment for services.  Of 1,335,102 stock options grant, approximately 464,102 were awarded to the board members for their services and were vested on the date of grant. Of 705,302 warrants issued, 240,302 warrants were vested immediately on the grant date. The remainder 871,000 stock options and 465,000 warrants were vested one-third immediately, one-third will be vested on October 27, 2009 and the remaining one-third will be vested on October 27, 2010, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.20 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options and warrants was $0.19 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

On April 18, 2008, the Board of Directors (the “Board”) granted 148,571 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30,
2007 for those elected to receive common stocks and all shares were immediately vested.  In addition, the Board granted 1,074,666 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2007.  The stock options were vested one-third immediately, one-third will be vested on April 17, 2009 and the remaining one-third will be vested on April 17, 2010, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The exercise price of those stock options  is $0.42 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.32 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

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

On December 20, 2006, the Company issued 790,770 stock options to board members, management,  employees, and  consultants for their services.  These options have an exercise price of $1.05 per share. The stock options were vested one-third immediately, one-third was vested on December 20, 2007 and the remaining one-third was vested on December 20, 2008, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The weighted average grant date fair value of options was $0.69 per share based on the Black-Scholes option-pricing model.  The options expire five years from the date of grant.  On March 5, 2008, 84,615 stock options were forfeited.

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

During the period ended December 31, 2007, approximately 82,500 warrants were exercised at exercise prices ranging from $0.14 to $0.20 per share or an approximate aggregate price of $12,000.

The weighted average grant date fair value of options and warrants granted during the three and six months ended December 31, 2008 and 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

	Three Months Ended		Six Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Expected volatility	161%	138%	101%	73%
Risk-free rate	3.00%	6.00%	3.00%	6.00%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	5 Years	5 Years	5 Years	5 Years

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

A summary of options for the periods ended December 31, 2008 and 2007 is shown below:

	December 31, 2008		December 31, 2007
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	5,683,544	$0.61	2,757,270	$0.61
Granted	1,335,102	0.20	1,936,223	0.74
Exercised	-	-	-	-
Forfeited	(171,647)	0.57	-	-
Expired	(871,500)	0.55	-	-
Outstanding at end of period	5,975,499	$0.53	4,693,493	$0.66
Exercisable at end of period	4,004,295		3,159,257
Available for issuance at end of period	24,501		1,306,507

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	744,937	$0.48	854,108	$0.56
Granted	705,302	0.20	18,329	0.65
Exercised	-	-	(82,500)	0.15
Expired	-	-	-	-
Outstanding at end of period	1,450,239	$0.39	789,937	$0.57
Exercisable at end of period	1,166,072		789,937

Index

NOTE 4 – NOTES PAYABLE

		Interest	Conversion	September	June
Director	Maturity	Rate	Price	30, 2008	30, 2008
2003 Senior Convertible Note	2010	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2010	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2010	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2010	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2010	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2010	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2010	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2010	8%	$0.25	100,000	-
2008 Senior Convertible Note 2	2010	8%	$0.35	50,000	-
2008 Senior Convertible Note 2	2010	8%	$0.25	50,000	-
2008 Senior Convertible Note 3	2010	8%	$0.36	50,000	-
2008 Senior Convertible Note 3	2010	8%	$0.19	50,000	-
2008 Senior Convertible Note 3	2010	8%	$0.31	50,000
Accrued interest				291,479	181,322
				3,449,059	2,988,902
Related Party
2007 Senior Convertible Note	2010	8%	$0.74	375,000	375,000
Accrued interest				40,438	25,315
				415,438	400,315
Officer
2008 Convertible Notes	2010	8%	$0.20	100,000	-
Accrued interest				334	-
				100,334	-

Total long term note payable				$3,964,831	$3,389,217

Effective November 1, 2008, the Company issued four convertible note payables totaling $100,000 to an officer as part of the terms of the employment contract. These notes have the same conversion price of $0.20, which was the closing trading price of the Company’s common stock on the effective date of the notes.  These notes have the same maturity date of 2010.

Effective September 15, 2008, the Company issued a 2008 senior convertible note payable (“Note 3”) to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from September 15, 2008 through October 15, 2008. As of December 31, 2008, the Company received approximately $150,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Index

NOTE 4 – NOTES PAYABLE, continued

Effective May 17, 2008, the Company issued a 2008 senior convertible note payable (“Note 2”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $135,000 each from May 17, 2008 through August 28, 2008. As of December 31, 2008, the Company received approximately $485,000.  This Note 2 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This Note 2 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008. As of December 31, 2008, the Company received approximately $370,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008. As of December 31, 2008, the Company received $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

In June 2007, the Company issued two other 2007 senior convertible note payables to its Chairman and a major stockholder for $375,000 each. As of September 30, 2007, the Company received $375,000 from its Chairman.  The Company also received $125,000 from a major stockholder and the remainder in September 2007.  These two senior convertible note payables are secured by the Company’s revenues and assets.  These note payables require the Company to allocate approximately $162,000 of these funds to be restricted for payment of the chief executive officer’s salary for the remainder of the twelve months from the date of hire. The Company may prepay the principal and interest upon meeting certain cash flow requirements and the approval of the board.

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

Index

NOTE 5  – FAIR VALUE MEASUREMENTS

As discussed in Note 2, “Summary of Significant Accounting Policies,” the Company adopted SFAS No. 157 for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

SFAS No. 157 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. SFAS No. 157 establishes and prioritizes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$193,189	$193,189	-	-
Total financial assets	$193,189	$193,189	-	-

Financial Liabilities
Convertible notes payable (2)	$3,964,831	$3,853,820	-	-
Total financial liabilities	$3,964,831	$3,853,820	-	-

(1) Cash Equivalents

        The Company's cash equivalents include short-term investments, which are money market funds. Since these are short-term highly liquid investments with original maturities of three months or less at the date of purchase, they present negligible risk of changes in value due to changes in interest rates. These short-term investments are recorded at fair value on the Company's balance sheet based on quoted market prices and observable market inputs.

(2) Convertible Notes Payable

         As fully described in Note 4, the Company’s convertible notes payable are long-term debts with fixed interest rates and the conversion rates at market at the time the funds were received.  In addition, most of these notes are collateralized by the Company’s assets and revenues.  Further, the debt holders are major shareholders and an officer. The Company is in a start up phase. The Company estimates the fair value of the convertible notes for disclosure purposes by discounting the future cash flows using rates of debts that management believes are similar in terms and maturity.

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with its Chairman, a major stockholder, and an officer during the periods ended December 31, 2008 and June 30, 2008.

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

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the consumer, healthcare, and industrial markets. We call one of these technologies, “NIMBUS®”, which stands for “Novel Intrinsically MicroBonded Utility Substrate”. NIMBUS is a family of advanced polymers that are bio-engineered to have antimicrobial, super-absorbent, hemostatic or other properties with applications across the medical device and consumer health care related products markets. Our other leading technology is called “MultiStat®”, a family of advanced patent methods and compounds, which we believe may be highly effective in skin care therapy applications.

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

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS and MultiStat® technologies:

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

Capital Expenditures and Requirements

From 2000 to December 2008, we have spent approximately $821,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobelny with our common stock and cash for the exclusive license of the Ilomastat technology, which they invented.

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

Results of Operations

Comparison of Six Months Ended December 31, 2008 and 2007

Revenues.     During the six months ended December 31, 2008 we had $841,651 of revenues, compared to $629,865 of revenues for the six months ended December 31, 2007, representing a 34% increase in our revenues.  Our revenues during the six months ended December 31, 2008 consisted of: (a) $770,980, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $67,100, which represented the revenue earned from the joint development program with Mölnlycke Health Care AB; and (c) $3,571, which represented the earned portion of the license  fee from Derma Sciences, Inc.  As a result of our May 2008 manufacturing and distribution agreement with BASF, we have had a significant increase in product sales in the six months period.  However, we cannot anticipate that our share of the product sales by BASF for the subsequent quarters would continue at this level given market uncertainties, in particular in the retail cosmetic industry.

Our revenues during the six months ended December 31, 2007 consisted of (a) $77,225, which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $479,693, which represented the revenue eared from the small business innovation research program and the US Army research on the development of Ilomastat for treatment of sulfur mustard injuries on the eye and skin  program (the “US Army research program”); and (c) $72,947, which represented the earned portion of the exclusive option fee from Hanesbrands Inc., and the earned portion of the license  fee from Derma Sciences, Inc.

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

Operating Loss.  Operating loss for the six months ended December 31, 2008 was $715,830 as compared to $1,274,568 in operating loss for the six months ended December 31, 2007, representing a decrease of 44% or $558,738 in operating loss. The reduction in operating loss was primarily attributable to an increase in revenues of $211,786 couple with a decrease in expenses of $346,952 for the six months ended December 31, 2008.   The decrease in expenses was primarily due to the following:  (a) a decrease of $246,609 or 30% in research and development expenses; (b) a decrease of $43,746 or 5% in general and administrative expenses; and (c) a decrease of $66,980 or 36% in licensing and patent expenses; offset by (d) an increase of $10,716 or 49% in cost of revenues to the amount in the comparable prior period, as described in more detail below.

Research and Development Expense.  Research and development expense decreased by $246,609 or 30% to $562,690 for the six months ended December 31, 2008, from $809,299 for the six months ended December 31, 2007.  The decrease in research and development expense is primarily attributable the absence of the expenses related to the U.S. Army Research Program, which was completed in June 2008,  the partial sign-on compensation expense to our head of research and development department, and more utilization of outside lab services in prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased by $43,746 or 5% to $808,824 for the six months  ended December 31, 2008, from $852,570 for the six months ended December 31, 2007.  This decrease in our general and administrative expenses is primarily attributed to expenses control.

Licensing and Patent Expense.  Licensing and patent expense decreased by $66,980 or 36% to $117,535 for the six months ended December 31, 2008 from $184,515 for the six months ended December 31, 2007.  This decrease was primarily due to the level of utilization of consulting legal patent services and legal licensing services including licensing and joint development agreement negotiations.

Index

Interest Income.  During the six months ended December 31, 2008, we had $1,780 in interest income, an increase of $332 or 23% from $1,448 for the six months ended December 31, 2007.  The amounts from both periods represent interest earned on our certificate of deposits and money market account funded by the revenues and debt financings during the respective periods.

Interest Expense.  Interest expense for the six months ended December 31, 2008 increased $55,444 or 79% to $125,614 compared to $70,710 the six months ended December 31, 2007.  This increase was due to an increase of approximately $1,000,000 or 42% in the average outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $3,400,000, compared to approximately $2,400,000 average outstanding balance for the comparable 2007 period.

Net Loss.   Net loss for the six months ended December 31, 2008 was $839,664 or $0.03 per share compared to $1,343,290 or $0.04 per share for the six months ended December 31, 2007.   This decrease is primarily attributable to an increase in revenues, decreases in research and development, general and administrative expenses, and licensing and patent expenses, offset by an increase in cost of revenues.

Comparison of Three Months Ended December 31, 2008 and 2007

Revenues.     During the three months ended December 31, 2008 we had $109,095 of revenues, compared to $280,376 of revenues for the three months ended December 31, 2007, representing a 61% decrease in our revenues.  Our revenues during the three months ended December 31, 2008 consisted of: (a) $59,309, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF; (b) $48,000, which represented the revenue earned from the joint development program with Mölnlycke Health Care AB; and (c) $1,786, which represented the earned portion of the license  fee from Derma Sciences, Inc.

Our revenues during the three months ended December 31, 2007 consisted of (a) $65,070, which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $184,145, which represented the revenue eared from the small business innovation research program and the US Army research on the development of Ilomastat for treatment of sulfur mustard injuries on the eye and skin  program (the “US Army research program”); and (c) $31,161, which represented the earned portion of the exclusive option fee from Hanesbrands Inc., and the earned portion of the license  fee from Derma Sciences, Inc.

Operating Loss.  Operating loss for the three months ended December 31, 2008 was $769,537 as compared to $525,287 in operating loss for the three months ended December 31, 2007, representing an increase of 47% or $244,250 in operating loss. The operating loss was primarily attributable to a decrease in revenues of $171,281 couple with an increase in expenses of $72,969 for the three months ended December 31, 2008.  The increase in expenses was primarily due to the following:  (a) an increase of $170,800 or 57% in general and administrative expenses; offset by (b) a decrease of $36,417 or 10% in research and development expenses ; (c) a decrease of $44,481 or 39% in licensing and patent expenses; and (d) a decrease of $16,766 or 87% in cost of revenues to the amounts in the comparable prior period, as described in more detail below.

Research and Development Expense.  Research and development expense decreased by $36,417 or 10% to $317,761 for the three months ended December 31, 2008, from $354,178 for the three months ended December 31, 2007.  The decrease in research and development expense is primarily attributable the absence of the expenses related to the U.S. Army Research Program, which was completed in June 2008.

General and Administrative Expense.  General and administrative expense increased by $170,800 or 57% to $470,575 for the three months ended December 31, 2008, from $299,775 for the three months ended December 31, 2007.  This increase in our general and administrative expenses is primarily attributed to an increase of $203,285 in shared-based compensation for board members, employees and consultants through the stock options and warrants granted in the fiscal current quarter offset by a decrease in other operating expenses.

Licensing and Patent Expense.  Licensing and patent expense decreased by $44,481 or 39% to $69,762 for the three months ended December 31, 2008 from $114,243 for the three months ended December 31, 2007.  This decrease was primarily due to the level of utilization of consulting legal patent services and legal licensing services including licensing and joint development agreement negotiations.

Interest Income.  During the three months ended December 31, 2008, we had $1,664 in interest income, an increase of $577 or 53% from $1,087 for the three months ended December 31, 2007.  The amounts from both periods represent interest earned on our certificate of deposits and money market account funded by the revenues and debt financings during the respective periods.

Interest Expense.  Interest expense for the three months ended December 31, 2008 increased $25,181 or 63% to $65,018 compared to $39,837 the three months ended December 31, 2007.  This increase was due to an increase of approximately $1,000,000 or 42% in the average outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $3,400,000, compared to approximately $2,400,000 average outstanding balance for the comparable 2007 period.

Net Loss.   Net loss for the three months ended December 31, 2008 was $832,891 or $0.03 per share compared to $564,037 or $0.02 per share for the three months ended December 31, 2007.   This increase is primarily attributable to a decrease in revenues, an increase in general and administrative expenses, offset by decreases in research and development, and licensing and patent expenses,  and a decrease in cost of revenues.

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

Total cash on hand at December 31, 2008 was $150,579 as compared with $72,817 at June 30, 2008.    Subsequent to the quarter ended, we have collected the entire outstanding receivable balance of approximately $49,000 at December 31, 2008.

On April 4, 2008, we and Mölnlycke Health Care AB (“MHC”) entered into a Joint Development Agreement (the “Agreement”) effective as of March 19, 2008 with total value of approximately $90,000 over nine months period.  We anticipate the direct expenses for this project of approximately $25,000.   As of December 31, 2008, we completed the work under the Agreement and subsequently collected the final payment of $48,000.

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

Effective January 1, 2009, our board approved our management team’s action plan to conserve cash and control expenses as follows;

•	Voluntary deferral of $100,000 or 40% of our Chief Executive Officer’s annual salary;
•	Voluntary deferral of totaling $71,250 or 25% of our Vice President of Research and Development and Chief Financial Officer’s annual salary or consulting fee;
•	Reduction of a $75,000 salary position; and
•	Deferral of $20,000 or 20% in patent consulting fee.

This action plan went into effect beginning January 1, 2009 and will conserve approximately $266,000 in cash for the calendar year 2009.

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

Based on our cash position at December 31, 2008, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $153,000 per month or an aggregate of approximately $1,836,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $77,000 per month or an aggregate $972,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $53,000 in payroll for scientists; (b) $7,000 for outside research and development expenditures; and (c) $17,000 for chemical supplies and laboratory operating expenses, including rent expense;

•	Patent related legal fees of approximately $18,334 per month or an aggregate $220,000 annually; and

•
Operating expenses of approximately $57,667 per month or an aggregate $692,000 over the next twelve (12) months, including personnel costs, director and officer insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $150,579 as of  December 31, 2008, coupled with accounts receivable of approximately $49,000,  which has been subsequently collected after December 31, 2008, will satisfy our cash requirements for approximately more than (1) month assuming no further receipt of revenues. If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately a little more than (1) month assuming no further receipts of revenues and additional debt or equity financing.

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

Index

As of December 31, 2008, we have seven senior convertible notes payable outstanding to our Chairman totaling $3,449,059 including accrued interest with interest rates ranging from 6% to 8% per annum and  maturity dates ranging from June to December 2010.  These notes are convertible at conversion prices ranging from $0.19 to $0.74 per share and are secured by our revenues and assets.  We also have a $375,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.74 per share, a maturity date of 2010, and is secured by our revenues and assets.  In addition, we have four convertible notes payable totaling $100,334 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2010.

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

At December 31, 2008, we had a negative working capital of $314,470 that primarily consists of: (a) cash of $150,579; (b) accounts receivable of $49,004; (c) accounts payable of $432,278; (d) accrued expenses of $44,276; and (e) unearned revenue of $37,499.  At December 31, 2008, we had a stockholders’ deficit of $3,973,667, a portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $367,464 for the six months ended December 31, 2008. Net cash used in investing activities was $4,774.  Net cash provided by financing activities was $450,000, of which   $350,000 was from a senior secured 2008 convertible note 3 with our Chairman, and the $100,000 convertible notes with one of our officers.

During the six months ended December 31, 2007, we received (a) $12,150 from the exercise of the 82,500 stock warrants; (b) $250,000 from a major shareholder as the final funding from the $375,000 senior convertible note; and (c) $271,840 from  our Chairman as part of the $375,000 senior convertible note.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2008:

	Total	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$3,964,831	$		$3,964,831	$-	$-
Operating lease obligations (b)	$50,000		$12,000	$38,000	$-	$-

(a)
The principal and accrued interest on the notes payable owed to the Chairman’s Senior Convertible Notes, to an officer’s convertible note payable, and to a major shareholder’s senior note payable as fully discussed in note 4 of the accompanying footnotes to the condensed interim financial statements.

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

ITEM 4T.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  December 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended December 31, 2008, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	February 17, 2009	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer and Principal Executive Officer

Date	February 17, 2009	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer