Form 10-Q
period 2009-05-15
QUICK MED TECHNOLOGIES INC
filed 2009-05-15
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐         Accelerated filer  ☐
Non-accelerated filer  ☐  (Do not check if a smaller reporting company)  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☐

As of May 10, 2009, there were 30,978,340 shares of common stock, par value $0.0001 per share, outstanding.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	June 30,
	2009	2008

Current assets:
Cash and cash equivalents	$22,418	$72,817
Accounts receivable	10,494	346,709
Total current assets	32,912	419,526

Property and equipment, net	17,473	24,983

Other assets:
Prepaid expenses	11,045	5,311
Intangible asset, net	422,656	459,445
Total other assets	433,701	464,756
Total assets	$484,086	$909,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$451,608	$871,074
Unearned revenue	35,713	41,071
Accrued expenses	110,186	46,034
Total current liabilities	597,507	958,179

License payable	160,000	160,000
Long-term liability - note payable - officer	101,151	-
Long-term liability - convertible note payable - related party	422,836	400,315
Long-term liability - convertible note payable - director	3,610,518	2,988,902
Total liabilities	4,892,012	4,507,396

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 30,978,340 and 30,874,196 shares issued and
outstanding at March 31, 2009 and June 30, 2008, respectively	3,093	3,087
Additional paid-in capital	11,904,147	11,882,403
Outstanding stock options	3,138,304	2,602,344
Accumulated deficit	(19,453,470)	(18,085,965)
Total stockholders' deficit	(4,407,926)	(3,598,131)
Total liabilities and stockholders' deficit	$484,086	$909,265

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues
Product sales	$11,646	$42,367	$782,626	$119,592
Research and development service	113,750	247,560	180,850	727,253
License fees	1,786	26,786	5,357	99,733
	127,182	316,713	968,833	946,578

Expenses:
Cost of sales	1,085	9,617	33,565	31,381
Research and development	244,627	384,448	807,317	1,193,589
General and administrative expenses	276,221	282,235	1,085,045	1,127,981
Licensing and patent expenses	50,938	42,395	168,474	233,891
Depreciation and amortization	17,976	18,143	53,928	54,428
Total expenses	590,847	736,838	2,148,329	2,641,270

Loss from operations	(463,665)	(420,125)	(1,179,496)	(1,694,692)

Other income (expense):
Interest income	497	573	2,277	2,021
Interest expense	(64,674)	(45,078)	(190,287)	(115,249)

Loss before income taxes	(527,842)	(464,630)	(1,367,506)	(1,807,920)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(527,842)	$(464,630)	$(1,367,506)	$(1,807,920)

Net loss per share (basic and diluted)	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted average common
shares outstanding (basic and diluted)	30,941,182	30,725,625	30,879,907	30,673,089

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, December 31, 2008	30,934,196	$3,089	$11,894,401	$(18,925,628)	$3,054,471	$(3,973,667)

Stock-based compensation	-	-	-	-	85,583	85,583
Stock issuance for services	14,732	1	2,999	-	-	3,000
Exercise of stock options	29,412	3	6,747		(1,750)	5,000
Net loss, January 1, 2009 to March 31, 2009	-	-	-	(527,842)	-	(527,842)

Balance, March 31, 2009	30,978,340	$3,093	$11,904,147	$(19,453,470)	$3,138,304	$(4,407,926)

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,367,506)	$(1,807,920)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	53,928	54,428
Stock granted for services	15,000	24,182
Stock-based compensation	537,710	497,802
(Increase) decrease in:
Restricted cash	-	(45,953)
Accounts receivable	336,215	201,650
Prepaid expenses	(5,733)	2,954
Increase (decrease) in:
Accounts payable	(419,466)	125,830
Accrued interest	190,287	115,249
Other current liabilities	58,797	(47,127)
Net cash used in operating activities	(600,768)	(878,905)

Cash flows from investing activities:
Patents	(9,631)	(32,198)
Net cash used in investing activities	(9,631)	(32,198)

Cash flows from financing activities:
Proceeds from stock option or warrant exercise	5,000	12,150
Increase in notes payable - related party	-	250,000
Increase in notes payable - officer	100,000	-
Increase in notes payable - director	455,000	616,840
Net cash provided by financing activities	560,000	878,990

Net decrease in cash and cash equivalents	(50,399)	(32,113)
Cash and cash equivalents at beginning of period	72,817	115,719
Cash and cash equivalents at end of period	$22,418	$83,606

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock-based compensation	$552,710	$521,984
Stock issuance in settlement of a liability	$-	$21,046

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of March 31, 2009 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended March 31, 2009 and 2008, 10,840,329 and 3,874,428 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of March 31, 2009, the Company’s cash levels did not exceed the federally insured limit. As of March 31, 2009, most of the Company’s accounts receivable was derived from BASF.

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

During the period ended March 31, 2009, 29,412 options were exercised at $0.17 per share or an aggregate price of approximately $5,000 under the July 2004 stock options agreement.

During the period ended March 31, 2008, the Company issued 18,329 common stock warrants to consultants as part of the payment for their services.  These warrants were accounted for in accordance with the fair value provisions of SFAS 123R.  These warrants were vested immediately with fair values ranging from $0.44 to $0.58 per share and the total cost of approximately $12,000.

During the period ended March 31, 2008, approximately 82,500 warrants were exercised at exercise prices ranging from $0.14 to $0.20 per share or an approximate aggregate price of $12,000.

The weighted average grant date fair value of options and warrants granted during the three and nine months ended March 31, 2009 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

	Three Months Ended		Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Expected volatility	161%	138%	101%	73%
Risk-free rate	3.00%	6.00%	3.00%	6.00%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected term (in years)	5 Years	5 Years	5 Years	5 Years

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

A summary of options for the periods ended March 31, 2009 and 2008 is shown below:

	March 31, 2009		March 31, 2008
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	5,683,544	$0.61	2,757,270	$0.61
Granted	1,335,102	0.20	1,936,223	0.74
Exercised	29,412	0.17	-	-
Forfeited	(230,343)	0.47	(84,615)	1.05
Expired	(871,500)	0.55	-	-
Outstanding at end of period	5,946,215	$0.53	4,608,878	$0.66
Exercisable at end of period	4,148,523		3,167,839
Available for issuance at end of period	53,785		1,391,122

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	744,937	$0.48	854,108	$0.56
Granted	705,302	0.20	18,329	0.65
Exercised	-	-	(82,500)	0.15
Expired	-	-	-	-
Outstanding at end of period	1,450,239	$0.39	789,937	$0.57
Exercisable at end of period	1,204,822		789,937

Index

NOTE 4 – NOTES PAYABLE

		Interest	Conversion	March	June
Director	Maturity	Rate	Price	31, 2009	30, 2008
2003 Senior Convertible Note	2010	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2010	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2010	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2010	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2010	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2010	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2010	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2010	8%	$0.25	100,000	-
2008 Senior Convertible Note 2	2010	8%	$0.35	50,000	-
2008 Senior Convertible Note 2	2010	8%	$0.25	50,000	-
2008 Senior Convertible Note 3	2010	8%	$0.36	50,000	-
2008 Senior Convertible Note 3	2010	8%	$0.19	50,000	-
2008 Senior Convertible Note 3	2010	8%	$0.31	50,000
2009 Senior Convertible Note 1	2010	8%	$0.18	35,000
2009 Senior Convertible Note 1	2010	8%	$0.37	35,000
2009 Senior Convertible Note 1	2010	8%	$0.43	35,000
Accrued interest				347,938	181,322
				3,610,518	2,988,902
Related Party
2007 Senior Convertible Note	2010	8%	$0.74	375,000	375,000
Accrued interest				47,836	25,315
				422,836	400,315
Officer
2008 Convertible Notes	2010	8%	$0.20	100,000	-
Accrued interest				1,151	-
				101,151	-

Total long term note payable				$4,134,505	$3,389,217

Effective February 26, 2009, the Company issued a 2009 senior convertible note payable (“Note 1”) to its Chairman to combine the borrowings (the “Advances”) in a series of $35,000 each from February 26, 2009 through April 30, 2009. As of March 31, 2009, the Company received approximately $105,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2008 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$90,849	$90,849	-	-
Total financial assets	$90,849	$90,849	-	-

Financial Liabilities
Convertible notes payable (2)	$4,134,505	-	-	$4,013,684
Total financial liabilities	$4,134,505	-	-	$4,013,684

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

NOTE 7  – SUBSEQUENT EVENTS

On April 17, 2009, the Company and Avery Dennison Corporation (“Avery”) entered into a Joint Development and Exclusive Option Agreement (the “Agreement”) effective as of April 17, 2009.  Under the Agreement, the Company is engaged in the development of our NIMBUS® antimicrobial   technology and other proprietary antimicrobial technologies to be incorporated in adhesives for certain medical device and industrial applications for the period of six months from the effective date.  In addition, the Company granted to Avery an exclusive option (the “Option”) to obtain an exclusive agreement to the Company’s NIMBUS and other proprietary antimicrobial technologies relating to certain medical devices and industrial applications. In consideration for the development activities, Avery will pay the Company $100,000 during the term of the Agreement based on the achievement of certain milestone objectives.

On April 30, 2009, the Company received the remainder of the 2009 Senior Note Convertible Note 1 of approximately $70,000 from its Chairman.

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

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the consumer, healthcare, and industrial markets. We call one of these technologies, “NIMBUS®”, which stands for “Novel Intrinsically MicroBonded Utility Substrate”. NIMBUS is a family of advanced polymers that are bio-engineered to have antimicrobial, super-absorbent, hemostatic or other properties with applications across the medical device and consumer health care related products markets. Our other leading technology is called “MultiStat®”, a family of advanced patent methods and compounds, which have been shown to be highly effective in skin care therapy applications. Additionally, we are developing “Stay Fresh™”, a highly durable antimicrobial technology for textiles and apparel applications, and “NimbuDerm™”, a persistent hand sanitizer technology that provides both instant and long lasting protection for skin.

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

Recent Developments

On April 17, 2009, we and Avery Dennison Corporation (“Avery”) entered into a Joint Development and Exclusive Option Agreement (the “Agreement”) effective as of April 17, 2009.  Under the Agreement, we are engaged in the development of our NIMBUS® antimicrobial   technology and other proprietary antimicrobial technologies to be incorporated in adhesives for certain medical device and industrial applications for the period of six months from the effective date.  In addition, we granted to Avery an exclusive option (the “Option”) to obtain an exclusive agreement to our NIMBUS and other proprietary antimicrobial technologies relating to certain medical devices and industrial applications. In consideration for the development activities, Avery will pay us $100,000 during the term of the Agreement based on the achievement of certain milestone objectives.

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

On February 26, 2009, we received clearance from the FDA for our De Novo application of our patented NIMBUS barrier gauze wound care dressings. This represents the first FDA clearance for NIMBUS – an innovative technology that was put through FDA’s De Novo process, a special clearance program for medical devices that are found to be “not substantially equivalent” to any predicate device.

This section should be read in conjunction with  our annual report on Form 10-KSB for fiscal year ended June 30, 2008 filed with the SEC for further discussions in the sections entitled, “Government Regulation,”  “510(k) Clearance Pathway” and “De Novo: Alternative Pathway to PMA.”

Capital Expenditures and Requirements

From 2000 to March 2009, we have spent approximately $825,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobelny with our common stock and cash for the exclusive license of the Ilomastat technology, which they invented.

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

Results of Operations

Comparison of Nine Months Ended March 31, 2009 and 2008

Revenues.     During the nine months ended March 31, 2009 we had $968,833 of revenues, compared to $946,578 of revenues for the nine months ended March 31, 2008, representing a 2% increase in our revenues.  Our revenues during the nine months ended March 31, 2009 consisted of: (a) $782,626, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $180,850, which represented the revenue earned from the small business innovation research program and from the joint development program with Mölnlycke Health Care AB; and (c) $5,357, which represented the earned portion of the license  fee from Derma Sciences, Inc.  As a result of our May 2008 manufacturing and distribution agreement with BASF, we have had a significant increase in product sales in the nine months period.  However, we cannot anticipate that our share of the product sales by BASF for the subsequent quarters would continue at this level given market uncertainties, in particular in the retail cosmetic industry.

Our revenues during the nine months ended March 31, 2008 consisted of (a) $119,592, which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $727,253, which represented the revenue earned from the small business innovation research program and the US Army research on the development of Ilomastat for treatment of sulfur mustard injuries on the eye and skin  program (the “US Army research program”); and (c) $99,733, which represented the earned portion of the exclusive option fee from Hanesbrands Inc., and the earned portion of the license  fee from Derma Sciences, Inc.

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

Operating Loss.  Operating loss for the nine months ended March 31, 2009 was $1,179,496 as compared to $1,694,692 in operating loss for the nine months ended March 31, 2008, representing a decrease of 30% or $515,196 in operating loss. The reduction in operating loss was primarily attributable to an increase in revenues of $22,255 coupled with a decrease in expenses of $492,941 for the nine months ended March  31, 2009.   The decrease in expenses was primarily due to the following:  (a) a decrease of $386,272 or 32% in research and development expenses; (b) a decrease of $42,936 or 4% in general and administrative expenses; and (c) a decrease of $65,417 or 28% in licensing and patent expenses; offset by (d) a slight increase of $2,184 or 7% in cost of revenues to the amount in the comparable prior period, as described in more detail below.

Research and Development Expense.  Research and development expense decreased by $386,272 or 32% to $807,317 for the nine months ended March 31, 2009, from $1,193,589 for the nine months ended March 31, 2008.  The decrease in research and development expense is primarily attributable the absence of the expenses related to the U.S. Army Research Program, which was completed in June 2008,  the partial sign-on compensation expense to our head of research and development department, and more utilization of outside lab services in prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased by $42,936 or 4% to $1,085,045 for the nine months  ended March 31, 2009, from $1,127,981 for the nine months ended March 31, 2008.  This decrease in our general and administrative expenses is primarily attributed to expenses control.

Licensing and Patent Expense.  Licensing and patent expense decreased by $65,417 or 28% to $168,474 for the nine months ended March 31, 2009 from $233,891 for the nine months ended March 31, 2008.  This decrease was primarily due to the reduced level of utilization of consulting legal patent services and legal licensing services including licensing and joint development agreement negotiations.

Index
Interest Income.  During the nine months ended March 31, 2009, we had $2,277 in interest income, an increase of $256 or 13% from $2,021 for the nine months ended March 31, 2008.  The amounts from both periods represent interest earned on our certificate of deposits and money market account funded by the revenues and debt financings during the respective periods.

Interest Expense.  Interest expense for the nine months ended March 31, 2009 increased $75,038 or 65% to $190,287 compared to $115,249 the nine months ended March 31, 2008.  This increase was due to an increase of approximately $1,000,000 or 42% in the average outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $3,500,000, compared to approximately $2,400,000 average outstanding balance for the comparable 2008 period.

Net Loss.   Net loss for the nine months ended March 31, 2009 was $1,367,506 or $0.04 per share compared to $1,807,920 or $0.06 per share for the nine months ended March 31, 2008.   This decrease is primarily attributable to an increase in revenues, decreases in research and development, general and administrative expenses, and licensing and patent expenses, offset by an increase in cost of revenues.

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues.     During the three months ended March 31, 2009 we had $127,182 of revenues, compared to $316,713 of revenues for the three months ended March 31, 2008, representing a 60% decrease in our revenues.  Our revenues during the three months ended March 31, 2009 consisted of: (a) $11,646, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF; (b) $113,750, which represented the revenue earned from the small business innovation research program; and (c) $1,786, which represented the earned portion of the license  fee from Derma Sciences, Inc.

Our revenues during the three months ended March 31, 2008 consisted of (a) $42,367, which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $247,560, which represented the revenue eared from the small business innovation research program and the US Army research on the development of Ilomastat for treatment of sulfur mustard injuries on the eye and skin  program (the “US Army research program”); and (c) $26,786, which represented the earned portion of the exclusive option fee from Hanesbrands Inc., and the earned portion of the license  fee from Derma Sciences, Inc.

Operating Loss.  Operating loss for the three months ended March 31, 2009 was $463,665 as compared to $420,125 in operating loss for the three months ended March 31, 2008, representing an increase of 10% or $43,540 in operating loss. The operating loss was primarily attributable to a decrease in revenues of $189,531 offset by a decrease in expenses of $145,991 for the three months ended March 31, 2009.  The decrease in expenses was primarily due to the following:  (a) a decrease of $139,821 or 36% in research and development expenses; (b) a decrease of $6,014 or 2% in general and administrative expenses ; and (c) a decrease of $8,532 or 89% in cost of revenues ; offset by (d) an increase of $8,543 or 20% in licensing and patent expenses to the amounts in the comparable prior period, as described in more detail below.

Research and Development Expense.  Research and development expense decreased by $139,821 or 36% to $244,627 for the three months ended March 31, 2009, from $384,448 for the three months ended March 31, 2008.  The decrease in research and development expense is primarily attributable the absence of the expenses related to the U.S. Army Research Program, which was completed in June 2008.

General and Administrative Expense.  General and administrative expense decreased by $6,014 or 2% to $276,221 for the three months ended March 31, 2009, from $282,235 for the three months ended March 31, 2008.  This increase in our general and administrative expenses is primarily attributed to a slight increase in printing and other general office expenses.

Licensing and Patent Expense.  Licensing and patent expense increased by $8,543 or 20% to $50,938 for the three months ended March 31, 2009 from $42,395 for the three months ended March 31, 2008.  This increase was primarily due to the patent annuity fees for the recently submitted patent applications in the foreign jurisdictions.

Interest Income.  During the three months ended March 31, 2009, we had $497 in interest income, a decrease of $76 or 13% from $573 for the three months ended March 31, 2008.  The amounts from both periods represent interest earned on our certificate of deposits and money market account funded by the revenues and debt financings during the respective periods.

Interest Expense.  Interest expense for the three months ended March 31, 2009 increased $19,596 or 43% to $64,674 compared to $45,078 the three months ended March 31, 2008.  This increase was due to an increase of approximately $1,000,000 or 42% in the average outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $3,500,000, compared to approximately $2,400,000 average outstanding balance for the comparable 2008 period.

Net Loss.   Net loss for the three months ended March 31, 2009 was $527,842 or $0.02 per share compared to $464,630 or $0.02 per share for the three months ended March 31, 2008.   This increase is primarily attributable to a decrease in revenues and an increase in licensing and patent expenses, offset by decreases in general and administrative expenses,  in research and development expenses, and  in cost of revenues.

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

Total cash on hand at March 31, 2009 was $22,418 as compared with $72,817 at June 30, 2008.    Subsequent to the quarter ended, we have collected the entire outstanding receivable balance of approximately $10,500 at March 31, 2009.  In addition, we received approximately $70,000 balance of the $175,000 senior convertible note with our Chairman during April 2009.  Further, we received $30,000 initial payment from Avery Dennison Corporation as part of the Agreement as more fully described below.

On April 17, 2009, we and Avery Dennison Corporation (“Avery”) entered into a Joint Development and Exclusive Option Agreement (the “Agreement”) effective as of April 17, 2009 with total value of approximately $100,000 between six to twelve months period.  We anticipated the direct expenses related to this project of approximately $20,000. As of April 30, 2009 as mentioned above,  we collected a $30,000 initial payment under the Agreement.

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

Effective January 1, 2009, our board approved our management team’s action plan to conserve cash and control expenses as follows;

•	Voluntary deferral of $100,000 or 40% of our Chief Executive Officer’s annual salary;
•	Voluntary deferral of totaling $71,250 or 25% of our Vice President of Research and Development and Chief Financial Officer’s annual salary or consulting fee;
•	Reduction of a $75,000 salary position; and
•	Deferral of $20,000 or 20% in patent consulting fee.

Effective February 16, 2009, our board also approved our management team’s additional steps to further conserve cash as follows;

•	Additional voluntary deferral of $25,000 or $125,000 in total or 50% of our Chief Executive Officer’s annual salary;
•	Additional voluntary deferral of totaling $71,250 or $142,500 in total or 50% of our Vice President of Research and Development and Chief Financial Officer’s annual salary or consulting fee;
•	Voluntary deferral of totaling $22,000 or 20% of our Director of Business Development.

This action plan went into effect beginning January 1, 2009 and subsequent furthering of voluntary deferral of salaries and consulting fees and will conserve approximately $371,000 in cash for the calendar year 2009.

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

In November 2007, we issued 62,500 shares of common stock for an aggregate exercise price of $8,900 or $0.14 per share for 60,000 shares and $0.20 per share for 2,500 shares resulting from the exercise of warrants.

In November 2007, approximately $21,046 of accounts payable was settled through the issuance of 34,501 shares of restricted common stock.

Based on our cash position at March 31, 2009, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $143,000 per month or an aggregate of approximately $1,716,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $74,000 per month or an aggregate $888,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $50,000 in payroll for scientists; (b) $7,000 for outside research and development expenditures; and (c) $17,000 for chemical supplies and laboratory operating expenses, including rent expense;

•	Patent related legal fees of approximately $18,334 per month or an aggregate $220,000 annually; and

•
Operating expenses of approximately $50,667 per month or an aggregate $608,000 over the next twelve (12) months, including personnel costs, director and officer insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $22,418 as of  March 31, 2009, coupled with accounts receivable of approximately $10,500,  which has been subsequently collected after March 31, 2009, will satisfy our cash requirements for approximately less than (1) month assuming no further receipt of revenues and additional debt or equity financing. If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately less than (1) month assuming no further receipts of revenues and additional debt or equity financing.

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

Index

As of March 31, 2009, we have nine senior convertible notes payable outstanding to our Chairman totaling $3,610,518 including accrued interest with interest rates ranging from 6% to 8% per annum and  maturity dates ranging from June to December 2010.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a $375,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.74 per share, a maturity date of 2010, and is secured by our revenues and assets.  In addition, we have four convertible notes payable totaling $101,151 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2010.

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

At March 31, 2009, we had a negative working capital of $564,595 that primarily consists of: (a) cash of $22,418; (b) accounts receivable of $10,494; (c) accounts payable of $451,608; (d) accrued expenses of $110,186; and (e) unearned revenue of $35,713.  At March 31, 2009, we had a stockholders’ deficit of $4,407,926, a portion of which is due to non-cash stock compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $600,768 for the nine months ended March 31, 2009. Net cash used in investing activities was $9,631.  Net cash provided by financing activities was $560,000, of which   $455,000 was from a senior secured 2008 convertible note 3 and a senior secured 2009 convertible note 1 with our Chairman, the $100,000 convertible notes with one of our officers, and the proceeds of $5,000 in cash from the exercise of 29,412 stock options.

During the nine months ended March 31, 2008, we received (a) $12,150 from the exercise of the 82,500 stock warrants; (b) $250,000 from a major shareholder as the final funding from the $375,000 senior convertible note; and (c) $616,840 from  our Chairman that included the $300,000 senior convertible note, the $245,000 borrowings as part of another senior convertible note, and $71,480 as part of a $375,000 senior convertible note.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of March 31, 2009:

	Total	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$4,134,505	$		$4,134,505	$-	$-
Operating lease obligations (b)	$44,000		$6,000	$38,000	$-	$-

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended March 31, 2009, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2009, we issued 7,143 shares of our common stock to Mr. Nguyen, our Chief Financial Officer, in exchange for approximately $1,000, which we owed to Mr. Nguyen for services rendered to us. The shares granted to Mr. Nguyen were valued at price of $0.14 per share, for an aggregate price of approximately $1,000. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 28, 2009, we issued 5,263 shares of our common stock to Mr. Nguyen in exchange for approximately $1,000, which we owed to Mr. Nguyen for services rendered to us. The shares granted to Mr. Nguyen were valued at price of $0.19 per share, for an aggregate price of approximately $1,000. We relied upon Section 4(2) of the Securities Act  for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On March 31, 2009, we issued 2,326 shares of our common stock to Mr. Nguyen in exchange for approximately $1,000, which we owed to Mr. Nguyen for services rendered to us. The shares granted to Mr. Nguyen were valued at price of $0.43 per share, for an aggregate price of approximately $1,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information.

None

Item 6.  Exhibits

Exhibit Number		Description

2.1		Merger Agreement dated March 19, 2001 between Above Average Investments Ltd. and Quick-Med Technologies, Inc. (1)

2.2		Amendment to Merger Agreement (1)

3.1		Articles of Incorporation (1)

3.2		Bylaws (1)

10.1		2009 Senior Convertible Note 1 issued to Michael Granito filed herewith.

10.2		Joint Development and Exclusive Option Agreement by and between Avery Dennison and the Registrant dated as of April 17, 2009(2)

31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	(1)	Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

	(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 23, 2009.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	May 15, 2009	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer (Principal Executive Officer)

Date	May 15, 2009	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer