Form 10-K
period 2009-06-30
QUICK MED TECHNOLOGIES INC
filed 2009-09-28
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2009

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number: 000-27545

QUICK-MED TECHNOLOGIES, INC.

(Name of issuer in its charter)

Nevada	65-0797243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

902 NW 4 Street, Gainesville, Florida	32601
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (888) 835-2211

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 par value

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

         Yes               No     X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

         Yes               No     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

         Yes               No     X

     The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of  September 18, 2009, was approximately $4,995,299.

        The number of shares outstanding of the issuer's common equity as of  September 18, 2009 was 31,039,707.

Documents Incorporated by Reference

None

QUICK-MED TECHNOLOGIES, INC.

 ANNUAL REPORT
ON FORM 10-K
For the Year Ended June 30, 2009

 INDEX
                                                                 Page
PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	37

Signatures                                                             39

Index

PART I

ITEM 1.        BUSINESS

This Form 10-K contains forward-looking statements based on our current expectations, assumptions and estimates and that involve risks and uncertainties.  Any statements contained in this Form 10-K (including, without limitation, statements to the effect that we “estimate,” “expect,” “anticipate,” “plan,” believe,” “may” or “will” or statements concerning potential or opportunity or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements.  Actual results could differ materially and adversely from those projected or anticipated in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including, without limitation, those risks and uncertainties described in the section entitled “Risk Factors” in this Form 10-K.  We undertake no obligation to revise or update any such forward-looking statements. Unless specified otherwise, as used in this Form 10-K, the terms “we,” “us,” “our,” the “Company” or “Quick-Med” refer to Quick-Med Technologies, Inc.

Corporate History

Quick-Med Technology, Inc. was founded in 1997 and incorporated in the State of Delaware to research, develop, and commercialize biomedical products.

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

Our principal executive offices are located at 902 NW 4th Street, Gainesville, Florida 32601.  Our telephone number is (888) 835-2211.

Technologies

We are a life sciences company that is developing proprietary technologies for the medical and consumer healthcare markets. Our four core technologies under development are:

(1)	NIMBUS®
(2)	Stay Fresh™
(3)	NimbuDerm™
(4)	MultiStat®

NIMBUS®
NIMBUS, which refers to "Novel Instrinsically Micro-Bonded Utility Substrate," is a family of organic molecules or “polymers” that are bio-engineered to have antimicrobial, hemostatic and other properties that can be used in a wide range of medical device applications. For example, NIMBUS is capable of being used to add a second, slowly releasable ingredient to a substrate to permit more than one mode of action or property (e.g., protease inhibitor or antibiotic).

Initially, we are seeking to use our NIMBUS technology in advanced wound care products. We believe that the size and growth characteristics of the medical device antimicrobial market represent an attractive opportunity for the NIMBUS technology.  Additionally, we believe there are no competing technologies on the market today that offer the unique combination of safety, efficacy and cost-effectiveness offered by NIMBUS.

We have developed “proofs-of-principle” in several applications and are seeking to move these products to the commercialization stage. On September 18, 2006 we received a Phase II SBIR grant for continued work on an advanced wound dressing using the NIMBUS technology.  In April, 2007, we entered into a license agreement with Derma Sciences Inc. for NIMBUS treatment of select substrates used in traditional wound care. In February, 2009, we received FDA market clearance for the NIMBUS gauze wound dressing licensed to Derma Sciences and in June, 2009. Derma Sciences reported first commercial sale of a product employing our NIMBUS technology. In November, 2008, we entered into a Joint Development Agreement with Foster Corporation to apply NIMBUS to catheters and other medical thermoplastic applications. In April, 2009, we entered into a Joint Development and Exclusive Option Agreement with Avery Dennison Corporation to apply NIMBUS technology to adhesives for medical device and industrial applications.

Index

Other important considerations of our flagship NIMBUS technology include:

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

•
A characteristic of NIMBUS medical devices relates to the reduced likelihood of bacteria to develop resistance to the microbicide employed – a growing concern in healthcare facilities.  This characteristic results from the combined effect of (a) the mechanism by which bacteria are killed – by cell wall disruption; (b) the bonding of the microbicide to the substrate, which prevents concentrations of the active molecule from falling below minimum inhibitory levels and (c) the large size of the molecule which does not permit its entry into the bacteria cell where resistance can develop.  A confirmatory in-vitro test of ten consecutive generations of E. coli, a particularly difficult to kill microorganism, showed no reduction in efficacy.

Stay FreshTM
Stay Fresh is a unique chemical formulation for textiles that provides a durable antimicrobial agent which can be bonded to fibers or fabrics so as to retain the biocidal property through numerous launderings.  This chemical treatment for textiles has been shown to kill a particularly difficult array of bacteria even after repeated laundering cycles.  The formula brightens colors and helps to preserve fabric integrity by aiding in the cleaning process.

Stay Fresh is ideally suited to the broad range of potential applications including clothing such as essential apparel, sportswear, active wear, and work wear as well as furnishings such as linens, drapes, and towels.  It acts against the bacteria and fungi that are responsible for odor and staining even after numerous hot or cold laundry cycles for the life of the product. It is compatible with colored or white fabrics including cotton, polyesters, rayon, wool, polyurethane and blends and may be laundered in the presence of softeners, chlorine or color-safe bleaches.

Stay Fresh utilizes an eco-friendly active ingredient. The unique formulation that comprises Stay Fresh has been found to benon-irritating based on Company testing.  It can be bonded to fibers or fabrics using conventional textile finishing equipment at a very low cost with chemicals used in many treating processes.

Index

NimbuDermTM
NimbuDerm is a novel copolymer developed by Quick-Med for application as a persistent hand sanitizer that provides six or more hours of continuous protection, which we believe will have significant benefit in the interruption of the transfer of germs by contact.  The copolymer is a film former which can be deposited on skin until it is removed by washing with soap and water.  For use on skin, a foraminous film is deployed that acts as a barrier to microorganisms yet allows breathability to the skin.

NimbuDerm can also be used in applications other than for use on the skin.  For example, it can be deposited as a non-porous film on hard surfaces or mixed with other polymers to form an adhesive or an extrudable or moldable thermoplastic which can be converted to solid medical devices such as catheters, tubing,  films and coatings.

MultiStat®

MultiStat is a family of patented organic compounds known as matrix metalloproteinase inhibitors that have been shown to have significant benefit in promoting the maintenance, healing and repair of skin and eyes. Both third party and Quick-Med research shows that MultiStat is effective in certain medical (wound care) and consumer (cosmetic) applications.

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

Pharmaceutical Applications. Scientific studies have shown that MMP activity plays a major role in the deterioration of human tissue when exposed to chemical agents such as mustard gas.  Ilomastat, a member of the MultiStat family of patented compounds and techniques relating to MMP-inhibition, has been demonstrated to be safe and highly effective in treating mustard gas exposures based on efficacy studies conducted in Israel and the Netherlands by third-party scientific laboratories. We are seeking to develop Ilomastat as a post-injury agent for mustard gas exposure.

In November 2000, we entered into a Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute for Chemical Defense at Edgewood, Maryland, to develop a post-injury treatment for mustard gas exposures to the eye and skin.

Other potential pharmaceutical applications for Ilomastat include psoriasis, acne and chronic wounds.

Index

Cosmetics. Based on clinical studies performed by us and by the Engelhard Corporation (now a unit of BASF), MultiStat has shown success in improving the appearance of fine facial lines and wrinkles associated with skin deterioration resulting from natural aging or sun damage.  Additionally, MultiStat has been shown in the same clinical studies to have applications for other conditions, such as skin roughness or redness.

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

Under this Agreement, we appointed BASF as an exclusive manufacturer and distributor of our MultiStat Compound, Ilomastat, (“QMT Compound”) in the over-the-counter retail cosmetic consumer products in the worldwide territory with the exclusive and non-exclusive licenses of certain patent rights.  In consideration of the rights and appointments, we are entitled to receive distribution fees on a quarterly basis of the contract year minimum sales of products containing QMT Compound in each of the three contract years (calendar years 2008, 2009 and 2010) under the renegotiated terms of the distribution fees as set forth in the Agreement.  For the period from the effective date of August 1 to December 31, 2007, the terms of the distribution fees under the Prior Agreements remained unchanged.  In addition, BASF agrees that, to the extent required by applicable law, all products used, sold or distributed by BASF will be manufactured substantially in the U.S. The term of the Agreement expires on December 31, 2010.  We may terminate this Agreement prior to such expiration upon a material breach by BASF, or BASF’s failure to meet minimum sales requirements.

The license under the Agreement may be sublicensed to BASF’s affiliates or third parties solely for the right to manufacture and to sell the licensed products for the purpose set forth in the Agreement.

Business Strategy

Our business strategy is built around technology development and out-licensing. Our near-term focus is to further develop and execute commercialization strategies for each of our broad technologies.  We seek to generate revenue through four sources:

(1)	Licenses of proprietary technology to industry partners;
(2)	Contracts with government agencies;
(3)	Sales of product (compounds); and~~,~~
(4)	Research and development support agreements.

We expect that the majority of future revenue from NIMBUS, Stay Fresh, NimbuDerm, and MultiStat will be generated via licenses, royalties and profit-sharing agreements.    We believe that our intellectual property is the value driver and, as such, manufacturing, sales and distribution are and will be conducted either through client partners or outsourced.

Competition

Quick-Med's NIMBUS and Stay Fresh antimicrobial technologies compete against the current advanced antimicrobial technologies including several marketers of antimicrobial silver technology (e.g., CIBA Specialty Chemicals, Milliken, Nucryst Pharmaceuticals, Agion, Nano Horizons, and many others). NIMBUS also competes against earlier generation antimicrobial technologies marketed by Microban, Dow Chemical, Arch Chemicals, Thompson Research, and many other companies.

Relative to all of these competitors, we believe that Quick-Med's NIMBUS technology offers medical device companies high efficacy, low cost, and the best safety profile. The mechcanism of bacterial control differs from known methods by which bacteria develop resistance to biocides. NIMBUS technology has been laboratory proven to elicit no bacteria resistance. We believe that NIMBUS’ extremely low cost will enable bringing antimicrobial protection to many wound care and other situations where cost requirements currently discourage or prohibit such protection.

We believe that Quick-Med’s Stay Fresh technology offers apparel manufacturers and other textile companies with a new level of highly durable, sustained antimicrobial efficacy over the course of numerous laundering cycles.

Index

When commercialized, our NimbuDerm technology will compete with alcohol-based skin sanitizers (such as Purell® from Johnson & Johnson) that are widely used in both the worldwide institutional and consumer markets. We believe that an advantage of NimbuDerm is that it not only offers the same or better initial activity against bacteria, but that it also continues to protect the skin surface against bacterial colonization for a period of 8 hours, thus preventing the immediate re-infection that can occur after the active ingredients in alcohol-based sanitizers quickly evaporate.

Quick-Med's cosmeceutical formulations of MultiStat compete against alternate protease inhibiting technologies such as isoflavone compositions and other anti-aging products. Competitors include Neutrogena (from Johnson & Johnson), Clinique (Clinique Laboratories LLC) and many others.

Competing antimicrobial technologies include such biocides as silver, PHMB, triclosan, and the silane monoquaternary known as Microbe Shield sold by Aegis Environments. These biocides are antimicrobial treatment agents for textiles that are claimed to have protective effects on the fabric such as against mold and mildew, staining and perspiration odor. However, we believe that some of these competing antimicrobials have drawbacks that offer our technologies a competitive advantage.

Silver, for example, depends upon a release mechanism that gradually metes out the biocide until its efficacy is depleted. Silver has the potential to discolor skin or the treated textile or other material. It is known to be toxic to fish and aquatic organisms.  A study conducted in 2008 showed that washing socks containing nano-silver released substantial amounts into the effluent, a potential cause of toxicity in water entering natural waterways. The International Center for Technology Assessment (CTA) has filed a petition with EPA demanding that the agency stop the sale of several consumer products using nano-silver.

PHMB is a considerably smaller molecule (approximately 100 times smaller) than the active polymer in our NIMBUS technology.  PHMB has a significantly smaller number of charge sites (which provide antimicrobial activity) per molecule and diffuses away from the treated surface more easily.  Diffusion of antimicrobials into the wound bed can inhibit tissue regeneration. For example, a study published in 2003 found PHMB material appears to enhance or prolong the inflammatory response of the wound.

There are also significant limitations for PHMB applications that require laundering.  As a cationic biocide, PHMB can be blinded when the treated fabric is laundered in anionic detergents, the type most widely used in consumer and commercial laundering, significantly reducing antimicrobial efficacy. PHMB also can cause discoloration when treated materials are laundered.  Our Stay Fresh technology was developed to specifically overcome these limitations.

Microban Corporation’s triclosan is used broadly in many consumer applications. There are widely publicized public health concerns about triclosan, which is structurally in the family of chlorophenols. These compounds are suspected carcinogens which are ecologically problematic when entering effluent streams. Triclosan, which forms dioxins in sunlight, can cause skin irritation and is known to increase allergies and asthma. Currently triclosan is included in many manufacturers’ voluntary restrictive substances lists.

Silver, PHMB and triclosan also have far greater costs than our technologies.

The research and development pertaining to our technologies, which underlie our antimicrobial technologies (NIMBUS, Stay Fresh and NimbuDerm), MMP-inhibitors (MultiStat), and potential future products, is extremely competitive and is characterized by rapid technological change. Many of our competitors have substantially greater financial, scientific, and human resources, and greater research and product development capabilities. In addition, many of our competitors have greater experience in marketing such technologies and products and greater potential to develop revenue streams.  As a result, our competitors may be able to develop and expand their competing product offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, devote greater resources to marketing and sales of their products and adopt more aggressive pricing policies than we can.

We will seek to overcome the competitive advantages of our competitors by entering into co-development agreements with industry leaders in potential markets with exclusivity clauses for future license agreements.

Index

Intellectual Property: Patents, and Exclusive Patent Licenses

Our strategy is to research and obtain original patents or, to the extent reasonably available, to license exclusive composition and relevant use patents related to our core technology. We believe that a comparatively strong intellectual property position can be a source of differentiation from competing products.

NIMBUS technology is covered by two issued U.S. patents,  eight issued foreign patents (Australia, China, Russia, Indonesia, India, Korea, Mexico, and Canada), and  ten pending U.S. patents, as well as a number of international patent applications filed under the Patent Cooperation Treaty (PCT), a treaty that covers up to 139 countries and a number of foreign patent applications.

Stay Fresh is covered by one U.S patent pending.  There are six other applications in preparation.

NimbuDerm is covered by two U.S and eight Foreign patents pending

MultiStat™ technology is covered by seven issued U.S. patents, five issued foreign patents (Germany, Spain, France, Great Britain, Italy), two pending U.S. patents and two pending international patents.

Several of these patent applications are now under examination in the United States Patent and Trademark Office.

On January 6, 2009, our application number 10/546,850 for our invention of Antifungal Gypsum Board issued as U.S. 7,473,474.

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

Issued and Pending - U.S. & Foreign Patents

We have filed or own joint rights to patent applications for:
U.S. ISSUED PATENTS

Number	Issued Date	Expiry Date	Description
5,183,900	February 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,189,178	February 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,239,078	August 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,270,326	December 1993	November 21, 2007 (November 21, 2010)	Treatment of Tissue Ulceration
5,773,438	June 1998	June 30, 2015	Synthetic Matrix Metalloprotease Inhibitors (MMPIs) and Use Thereof
5,892,112	April 1999	April 6, 2016	Process for Preparing Synthetic Matrix Metalloprotease Inhibitors (MMPIs)
6,713,074	March 2004	June 29, 2021	Cosmetic Composition and Method
7,045,673 B1	May 16, 2006	December 8, 2019	Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication
7,473,474	January 6, 2009	February 24, 2024	Improved Antifungal Gypsum Board

The above table includes patents, which are jointly owned by us and an arm of The University of Florida, as well as patents that are licensed to us by Drs. Galardy and Grobelny. Maintenance of patent protection through the expiration date is contingent upon payment of fees at certain intervals. All are active as of September 1, 2009.

Index
INTERNATIONAL ISSUED PATENTS

Number	Jurisdiction	Expiry Date(2)
EPO 558681(1)	Europe (Germany, Spain, France, Great Britain, Italy)	November 21, 2011
EPO 558648(1)	Europe (Germany, France, Great Britain, Italy)	November 21, 2011
1971367	Japan	November 21, 2011
2001273115 773532	Australia Australia	June 29, 2021 December 8, 2019
004160	Russia	December 8, 2019
2096223	Canada	November 21, 2011
99814229.8	China	December 8, 2019
10-0689020	Korea	December 8, 2019
248078	Mexico	December 8, 2019
2353436	Canada	December 8, 2019
WOO 2001 01469	Indonesia	December 8, 2019

Notes:
(1)	Issued by the European Patent Office. Registered in Germany, France, Great Britain, and Italy.
(2)	Maintenance of patent protection through the expiration date is contingent upon payment of yearly fees. All are active as of September 1, 2009.

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
System and Method for Enhancing the Efficacy of Antimicrobial Contact Lenses
Absorbent Substrate with a Non-Leaching Antimicrobial Activity and a Controlled-Release Bioactive Agent
Gypsum Board with a Fluorine-Containing Antifungal Agent
Disinfectant with Durable Activity Based on Alcohol-Soluble Quaternary Ammonium Polymers and Copolymers
Superabsorbent Materials Comprising Peroxide
Antimicrobial Textiles Comprising Peroxide

PENDING PATENT APPLICATIONS - INTERNATIONAL

Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication Absorbent Materials Covalently-Bonded, Non-Leachable Polymeric Antimicrobial Surfaces and Methods for Preparation.
Cosmetic Composition and Method Composition and Method for Minimizing or Avoiding the Adverse Effect of Vesticants
Method of Attaching an Antimicrobial Compound to the Surface of a Substrate
Disinfectant with Quaternary Ammonium Polymers and Coploymers
Polyelectrolyte Complex for Imparting Antimicrobial Properties to a Substrate
Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers
System and Method for Enhancing the Efficacy of Antimicrobial Contact Lenses and Other Surfaces

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

Index

Patent Related Agreements

University of Florida

On December 3, 2002, we entered into a licensing agreement with University of Florida that gave us exclusive worldwide rights for the manufacturing, marketing, and distribution of our NIMBUS and topical Ilomastat technologies. The license, which covers both awarded patents and patent applications, builds on intellectual property already owned by us, that includes, non-exclusive rights to these same technologies or other rights obtained through prior agreements. The agreement was amended to extend the date of the commercialization of products to the retail customer for the group of licensed patents to December 31, 2010, unless the delay is caused by governmental regulatory agency, including but not limited to the Food and Drug Administration, in which case we shall be afforded the opportunity to toll the December 31, 2010 date for a period equal to the period during which such regulatory review is diligently prosecuted by us.  To date, we have commercialized through our licensee all of the products covered under these license agreements except one.

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

Pre_Market Approval Pathway
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

In November 2007, we submitted a De NoVo application to the FDA for our patented NIMBUS barrier gauze wound care dressings.  On February 26, 2009, we received clearance from the FDA for our De Novo application of  such technology.  This represents the first FDA clearance for NIMBUS.

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

A number of the NIMBUS and Stay Fresh applications may require FIFRA registration for the specific end-use application. We are in the process of registering Stay Fresh with EPA as an antimicrobial textile treatment. The major component of NIMBUS is currently registered with EPA by a third-party for certain unrelated uses, and Quick-Med intends, in collaboration with strategic corporate partners, to obtain its own EPA and state registrations for NIMBUS for antimicrobial use.  After the registrations are secured, articles treated with the NIMBUS or Stay Fresh technologies will not be required to be registered separately with EPA or the states, provided the antimicrobial claims made for such articles are limited to the control of odor-causing bacteria or  "treated article” claims .  The intended use of NIMBUS or Stay Fresh-treated articles for the control of pathogenic organisms will require that the article itself be registered with EPA in those cases where the treated article falls under EPA jurisdiction.

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

Cost of Compliance with Environmental Laws

Because our potential products will be manufactured and sold by third parties, we are not directly impacted by environmental laws other than the requirements applicable to the operation of our Research and Development Center.

Research and Development

During our fiscal year ended June 30, 2009, we spent $1,063,450 on research and development.  During our 2008 fiscal year, we spent $1,555,287 on research and development.  We expect to continue our research and development efforts at a similar level during the current 2009 fiscal year.

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

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2009 and 2008 because, during those periods, the Company experienced recurring losses and negative cash flows from operations as well as a net capital deficiency at June 30, 2009.  These matters raise substantial doubt about our ability to continue as a going concern.

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

We have incurred annual operating losses since our inception and our operations have never been profitable.  At June 30, 2009, we had an accumulated deficit of $20,108,586.  Our gross revenues for the years ended June 30, 2009 and 2008, were $1,004,734 and $1,360,924 with losses from operations of $1,765,040 and $2,224,716 and net losses of $2,022,621 and $2,389,942 respectively.  There can be no assurance that we will ever become profitable.

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

Other companies could create a technology that competes effectively with our NIMBUS, Stay Fresh, NimbuDerm and MultiStat technologies, and we may be unable to maintain our existing, or capture additional, market share in our markets.  Based upon our review of the industry, we are unaware of any company today that markets a technology that is similar to our technologies.  Nonetheless, our intended markets generally are dominated by very large corporations (or their subsidiaries), which have greater access to capital, manpower, technical expertise, distribution channels and other elements which would give them a competitive advantage over us were they to begin to compete directly against us. It is possible that these and other competitors may implement new, advanced technologies before we are able to, thus affecting our ability to license our intellectual properties at profitable rates.

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

Government regulation plays a significant role in our ability to market our technologies in the medical and consumer markets.

Certain of applications of our technologies are required to meet the government regulations by the FDA and or EPA.  Failure to meet or to obtain the approvals from these government agencies will limit our ability to market our technologies to prospective clients.

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

Index
Failure to repay our loan obligations may severely impair our business operations, assets and your investment in the Company.

We have several loans outstanding, including loans from our Chairman of the Board and a major shareholder. If we are unable to successfully repay or restructure loans from our Chairman and a major shareholder, or our other outstanding liabilities as they become due, we may have to liquidate our business and undertake any or all the steps outlined below:

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

Our executive officers and directors (and their affiliates), in the aggregate, own approximately 53% of our outstanding common stock, and a  majority of our outstanding voting stock.  Therefore, our officers and directors have the ability to decide the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs.  This concentration of ownership may have the effect of entrenching management and delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

Index

ITEM 2.       PROPERTIES

Our corporate headquarters are located at 902 NW 4 Street, Gainesville, Florida.  This 3,200 square foot premises is composed of offices and an equipped laboratory.  We pay a monthly lease payment of $2,000 and our lease expires on February 1, 2011.

Our office and laboratory facilities are in good condition and are sufficient to conduct our operations.

We do not own real estate at this time and we have no agreements to acquire any properties.

ITEM 3.       LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings that it believes will have a material adverse effect upon of its business or its financial position.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year 2009.

Index

PART II

ITEM 5.       MARKET FOR REGISTRANT'S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on September 4, 2002 on the OTC Bulletin Board under the symbol QMDT. The following table sets forth the range of high and low closing sale price per share our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

	Year Ended June 30, 2009
	High	Low
Fourth Quarter	$0.62	$0.39
Third Quarter	$0.55	$0.09
Second Quarter	$0.32	$0.06
First Quarter	$0.40	$0.18

	Year Ended June 30, 2008
	High	Low
Fourth Quarter	$0.42	$0.20
Third Quarter	$0.45	$0.29
Second Quarter	$0.72	$0.25
First Quarter	$0.87	$0.56

Holders

As of June 30, 2009, there were 65 holders of record of our common stock.  We have one class of common stock, $0.0001 par value, outstanding.

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

Recent Sales of Unregistered Securities

On April 30, 2009, we issued 2,222 shares of our common stock to Mr. Nguyen, our Chief Financial Officer, in exchange for approximately $1,000, which we owed to Mr. Nguyen for services rendered to us. The shares granted to Mr. Nguyen were valued at price of $0.45 per share, for an aggregate price of approximately $1,000. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On May 31, 2009, we issued 2,222 shares of our common stock to Mr. Nguyen in exchange for approximately $1,000, which we owed to Mr. Nguyen for services rendered to us. The shares granted to Mr. Nguyen were valued at price of $0.45 per share, for an aggregate price of approximately $1,000. We relied upon Section 4(2) of the Securities Act  for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 30, 2009, we issued 1,923 shares of our common stock to Mr. Nguyen in exchange for approximately $1,000, which we owed to Mr. Nguyen for services rendered to us. The shares granted to Mr. Nguyen were valued at price of $0.52 per share, for an aggregate price of approximately $1,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

Securities Authorized for Issuance Under Equity Incentive Plans

The following table sets forth information regarding awards made through compensation plans or arrangements through June 30, 2009, our most recently completed fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities shown herein)
Equity compensation plans approved by security holders	4,966,116	$0.53	754,472
Equity compensation plans not approved by security holders	980,239	$0.31	N/A
Total	5,946,355	$0.49	754,472

Our 2001 Equity Incentive Plan (The “Plan”) authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The Plan was amended and restated to increase the total number of shares available to 6,000,000 shares.  We reserved 6,000,000 shares of our common stock for awards to be made under the  Plan. The  Plan is administered by a committee comprised of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The  Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of the award and methods of exercise. Options must vest within ten years. The Plan description and its activities up to the fiscal year ended are disclosed in our financial statements for the fiscal year ended contained herein. The number of shares of Common Stock under the  Plan that are available for grant at June 30, 2009 was 754,472.

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

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes included therein. The terms "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include substantial regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (f) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (g) we do not currently carry product liability insurance and should we be subject to  product liability claims, our financial condition may be adversely affected;  (h) our operations are currently funded by the revenues and our debt and equity financings, however, there are no assurances that such financings will be sufficient to ensure our  future financial performance;  (i) we have substantial debt obligations due to our Chairman of the Board and a major shareholder, who have funded our operations, debt obligations of which are secured by our assets and revenues and which are senior obligations; (k) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success and (l) other risk factors discussed in our periodic filings,  which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the  medical, consumer, and healthcare markets. Our  four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay FreshTM, , a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDermTM , a novel copolymer having applications as a persistent hand sanitizer with long lasting protection against germs, as well as other potential applications as an adhesive and as a component used the construction of medical devices; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional  market in late June 2009.  The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been developed in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including consumer textile market.  NimbuDerm is also a technology currently being developed.

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

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS, Stay FreshTM ,  NimbuDermTM and MultiStat® technologies:

•	Healthcare and medical;
•	Apparel and textile; and
•	Cosmetic and personal care companies.

Index
Uncertainties and Trends

Our revenues are dependent now and in the future upon the following factors:

•	Acceptance of our technologies or future technologies in the marketplace ;
•	Our partner's ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our services to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products; and
•	Our ability to obtain regulatory approval of our future products.

Uncertainties or trends that may affect our business also include the possibility that known or unknown competitors may develop products with similar applications to our proposed products, which may prove to be superior in performance and/or price to our products.

Capital Expenditures and Requirements

From 2000 to June 2009, we have spent approximately $827,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobeny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobeny with our common stock and cash for the exclusive license of the Ilomastat technology invented by them.

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

Results of Operations

Comparison of Years Ended June 30, 2009 and 2008

Revenues. During the year ended June 30, 2009 we had revenues of $1,004,734, compared to $1,360,924  for the year ended June 30, 2008, representing a 26% decrease in our revenues.  Our revenues during the year ended June 30, 2009 consisted of: (a) $804,241 which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $193,350, which represented the revenue earned from the small business innovation research program and from the joint development programs with Avery Dennison and Mölnlycke Health Care AB; and (c) $7,143, which represented the earned portion of the license  fee from Derma Sciences, Inc. As a result of our May 2008 manufacturing and distribution agreement with BASF, we have had a significant increase in product sales for the year ended June 30, 2009.  However, we cannot anticipate that our share of the product sales by BASF for the next fiscal year  will continue at this level given market uncertainties, in particular in the retail cosmetic industry.

Our revenues during the year ended June 30, 2008 consisted of: (a) $308,958, which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $950,447, which represented the revenue earned from the small business innovation research program and the US Army research on the development of Ilomastat for treatment of sulfur mustard injuries on the eye and skin  program (the “US Army research program”); and (c) $101,519 which represented the earned portion of the license fee from Derma Sciences, Inc. and the research and development fees from Hanesbrands Inc. (“HBI”).

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

Index
Operating Loss. Operating loss for the year ended June 30, 2009 was $1,765,040 as compared to $2,224,716 in operating loss for the year ended June 30, 2008, representing a decrease of 21% or $459,676 in operating loss. The decrease in operating loss was primarily due to a decrease in expenses of $815,866 offset by a decrease in revenues of $338,690 for the year ended June 30, 2009. The decrease in expenses was primarily due to the following: (a) a decrease of $491,837 or 32% in research and development expenses; (b) a decrease of $210,798 or 13% in general and administrative expenses; (c) a decrease of $93,645 or 30% in licensing and patent expenses; and (d) a decrease of $18,950 or 34% in cost of revenues, as described in more detail below.

Research and Development Expense.  Research and development expense decreased by $491,837 or 32% to $1,063,450 for the year ended June 30, 2009, from $1,555,287 for the year ended June 30, 2008.  The decrease in research and development expense is primarily attributable to (a) the absence of the expenses related to the U.S. Army Research Program, which was completed in June 2008,  (b) the partial sign-on compensation expense to our head of research and development department, and (c) less utilization of outside lab services as compared to the prior fiscal  year.

General and Administrative Expense.  General and administrative expense decreased by $210,798 or 13% to $1,375,068 for the year  ended June 30, 2009, from $1,585,866 for the year ended June 30, 2008.  This decrease in our general and administrative expenses is primarily attributed to the decrease in total share based compensation as compared to the prior fiscal year, a significant component of which was the decrease of approximately $274,000 in share based compensation to our Chief Executive Officer  from the prior fiscal year.

Licensing and Patent Expense.  Licensing and patent expense decreased by $93,645 or 30% to $222,139 for the year ended June 30, 2009 from $315,784 for the year ended June 30, 2008.  This decrease was primarily due to the reduced level of utilization of consulting legal patent services and legal licensing services including licensing and joint development agreement negotiations.

Interest Income.  During the year ended June 30, 2009, we had $2,290 in interest income, compared to $2,195 for the year ended June 30, 2008. The amounts represented interest earned on our certificate of deposits and money market account during the periods.

Interest Expense.  Interest expense for the year ended June 30, 2009 increased $92,450 or 55% to $259,871 compared to $167,421 the year ended June 30, 2008.  This increase was due to an increase of approximately $800,000 or 33% in the average outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $3,200,000, compared to approximately $2,400,000 average outstanding balance for the comparable 2008 period.

Net Loss.   Net loss for the year ended June 30, 2009 was $2,022,621 or $0.07 per share compared to $2,389,942 or $0.08 per share for the year ended June 30, 2008.   This decrease is primarily attributable to the decreases in research and development expenses, general and administrative expenses, in cost of revenues, and licensing and patent expenses offset by a decrease in revenues .

Index

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2009 and 2008 as we have experienced recurring losses and negative cash flows from operations in these periods.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at June 30, 2009 was $41,216 as compared with $72,817 at June 30, 2008.    Subsequent to the year ended, we have collected the entire outstanding receivable balance of approximately $18,500 at June 30, 2009.  In addition, during July and August 2009, we received the approximately  $200,000 of the remaining balance of the $375,000 senior convertible note with our Chairman.  Further, as of September 23, 2009, we have received additional advances totaling $195,000 from our Chairman, the terms of which are to be determined.

In June 2009, our licensee, Derma Sciences, Inc. launched the commercial sale of a product employing our NIMBUS technology.  The first $75,000 of royalty fees from Derma Sciences will be offset against the advance payments we received from them in 2007, snf the subsequent royalty fees will be at 20% of the net sales as defined in the license agreement.  We are unable to determine how much, if any, of the royalty fee we will receive in the future at this time.  We expect minimal direct expenses in relation to this license agreement.

On April 17, 2009, we and Avery Dennison Corporation (“Avery”) entered into a Joint Development and Exclusive Option Agreement (the “Agreement”)  with expected revenues to us of approximately $100,000 over the next six to twelve months period.  We anticipated the direct expenses related to this project to be approximately $20,000. In April 30, 2009, we collected $30,000 initial payment under the Agreement.

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

Effective January 1, 2009, our board approved our management team’s action plan to conserve cash and control expenses as follows:

•	Voluntary deferral of $100,000 or 40% of our Chief Executive Officer’s annual salary;
•	Voluntary deferral of totaling $71,250 or 25% of our Vice President of Research and Development and Chief Financial Officer’s annual salary or consulting fee;
•	Reduction of a $75,000 salary position; and
•	Deferral of $20,000 or 20% in patent consulting fee.

Effective February 16, 2009, our board also approved our management team’s additional steps to further conserve cash as follows;

•	Additional voluntary deferral of $25,000 or $125,000 in total or 50% of our Chief Executive Officer’s annual salary;
•	Additional voluntary deferral of totaling $71,250 or $142,500 in total or 50% of our Vice President of Research and Development's and Chief Financial Officer’s annual salary or consulting fee; and
•	Voluntary deferral of totaling $16,000 or 13% of our Director of Business Development.

This action plan went into effect beginning January 1, 2009 and subsequent additional voluntary deferral of salaries and consulting fees and will conserve approximately $365,000 in cash for the calendar year 2009.

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

In November 2007, we issued 62,500 shares of common stock for an aggregate exercise price of $8,900 or $0.14 per share for 60,000 shares and $0.20 per share for 2,500 shares resulting from an exercise of warrants.

In November 2007, approximately $21,046 of accounts payable was settled through the issuance of 34,501 shares of restricted common stock.

In March 2009, we issued 29,412 shares of common stock for an aggregate exercise price of $5,000  in cash from an exercise of stock options.

In April 2009, we issued 30,000 shares of common stock for an aggregate exercise price of $6,000 in cash from an exercise of warrants.

In June 2009, we issued 25,000 shares of common stock for an aggregate exercise price of $4,250 in cash from an exercise of options.

Based on our cash position at June 30, 2009, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $143,000 per month or an aggregate of approximately $1,716,000 over the next twelve (12) months, in the following areas:

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

Index

Our current cash balance of $41,216 as of  June 30, 2009, coupled with accounts receivable of approximately $18,500,  which has been subsequently collected after June 30, 2009, the receipt of $200,000 remaining amount of the senior convertible note from our Chairman, and approximately $24,500 from the exercise of stock options in July 2009, will satisfy our cash requirements for approximately two (2) months assuming no further receipt of revenues and additional debt or equity financing.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately two (2) months assuming no further receipts of revenues and additional debt or equity financing.

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

As of June 30, 2009, we have ten senior convertible notes payable outstanding to our Chairman totaling approximately $3,900,000 including accrued interest with interest rates ranging from 6% to 8% per annum and  maturity dates ranging from June to December 2010.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a $375,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.74 per share, a maturity date of  June 2010, and is secured by our revenues and assets.  In addition, we have four convertible notes payable totaling $102,482 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2010.

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

At June 30, 2009, we had a negative working capital of $1,218,207 that primarily consists of: (a) cash of $41,216; (b) accounts receivable of $18,562; (c) accounts payable of $562,611; (d) accrued expenses of $233,631; (e) unearned revenue of $51,428; and (d) convertible note payable with a related party of $430,315 including accrued interest.  At June 30, 2009, we had a stockholders’ deficit of $4,946,209, a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $836,309 for the year ended June 30, 2009. Net cash used in investing activities was $10,542.  Net cash provided by financing activities was $815,250, of which   $700,000 was from a senior secured 2008 convertible note 3 and  senior secured 2009 convertible notes 1 and 2 with our Chairman, the $100,000 convertible notes with one of our officers, and the proceeds of $15,250 in cash from the exercise of stock options and warrants.

During the year ended June 30, 2008, we received (a) $12,150 from the exercise of  82,500 stock warrants; (b) $250,000 from a major shareholder as the final funding from the $375,000 senior convertible note; and (c) $1,026,840 from  our Chairman as part of several senior convertible notes.

In November 2007, approximately $21,046 of accounts payable was settled through the issuance of 34,501 shares of restricted common stock.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of June 30, 2009:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$4,609,087	$430,315	$4,148,772	$ -	$ -
Operating lease obligations (b)	$38,000	$24,000	$14,000	$ -	$ -

(a)
The principal and accrued interest on the notes payable owed to the Chairman’s Senior Convertible Notes, to an officer’s convertible note payable, and to a major shareholder’s senior note payable as fully discussed in note 9 of the accompanying footnotes to the   financial statements.

(b)	We have an operating lease for our laboratory in Gainesville, Florida with an expiration date in 2011.

Index

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangement that have, or are reasonably likely to have, a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in pages F-1 to F-20 attached hereto and incorporated herein by reference.  The index to our annual financial statements as of and for the years ended June 30, 2009 and 2008 can be found on pages F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on this assessment management believes that, as of June 30, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's  registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions held for our directors, executive officers and significant employees.

Our executive officers, key employees and directors are as follows:

Name	Age	Position
Michael R. Granito	57	Chairman of the Board
J Ladd Greeno	60	Chief Executive Officer and Director
George E. Friel	66	Director
Gerald M. Olderman	76	Vice President, Research & Development and Commercialization, and Director
Gregory S. Schultz	58	Vice President, Laboratory & Clinical Research, and Director
Richard F. Caffrey	66	Director
Nam H. Nguyen	52	Chief Financial Officer

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

Index
Mr. Schultz has served as our Vice President, Laboratory and Clinical Research and Director since July 2000. From 1999 through 2001, Mr. Schultz served as the President of the Wound Healing Society, and has worked as a consultant for 12 major biotechnology companies.  In 1989, he was appointed Professor of Obstetrics/Gynecology and Director of the Institute for Wound Research in the College of Medicine at the University of Florida at Gainesville, Florida.  He has published over 250 research articles and book chapters that have been cited over 6,500 times.  He has been continuously funded by major grants from the National Institutes of Health and supported by grants from the U.S. Army grant on treatment of burns with growth factors.  Mr. Schultz earned a doctorate in biochemistry from Oklahoma State University and postdoctoral fellowship in cell biology at Yale University in Connecticut.

Mr. Nguyen has been our Chief Financial Officer since August 2004.  Since January 2003, he has provided accounting services through his professional firm. From November 2003 until July 2004, Mr. Nguyen served as acting Secretary. Mr. Nguyen is currently president of his accounting firm, Nam H. Nguyen, CPA, P.A.  Mr. Nguyen was a Manager of Financial Controls of W. R. Grace & Co., responsible for its risk-based global audit plan for its worldwide operations.  He was Vice President of Financial Reporting of John Alden Financial Corporation with responsibilities for the SEC filings and state insurance filings in the United States. A certified public accountant, who has worked for PriceWaterhouse, as a senior manager, Mr. Nguyen specialized in the insurance and health care business in both the United States and Europe.  Mr. Nguyen is also a Certified Internal Auditor.

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

Committees of the Board of Directors

Executive Committee.  Our Executive Committee is composed of Michael R. Granito, our Chairman of the Board, Directors J. Ladd Greeno, and George E. Friel.  This committee’s chairman is J. Ladd Greeno .  This committee acts for our Board of Directors when a meeting of the full board is not practical.

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

Audit Committee.  The Audit Committee is composed of George E. Friel and Michael R. Granito, is chaired by George E. Friel.  This committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices.  Among other functions, the committee retains our independent public accountants.

Licensing Committee.  The Licensing Committee is composed of J. Ladd Greeno, Michael R. Granito and Gregory S. Schultz,  is chaired by J. Ladd Greeno.  This committee has general responsibility for the review of the licensing terms and agreements with our business partners and to recommend them to the Board of Directors for approval as appropriate.

Audit Committee Financial Expert

Currently, we do not have an Audit Committee “financial expert”. No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert.  In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education.  Our business model is not complex and our accounting issues are straightforward.  Responsibility for our operations is centralized within management, which is comprised of four people.  We rely on the assistance of others, such as our  chief financial officer, who is a certified public accountant, to help us with the preparation of our financial information.  We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under United States securities laws, our directors, executive officers and any persons holding more than 10% of our issued and outstanding common stock are required to report their ownership of common stock (or securities convertible into common stock) to the Securities and Exchange Commission.  Due dates for these reports have been set by the Commission and we are required to report any failure to file by those deadlines.  To our knowledge, based solely on a review of the copies of such reports furnished to us by those persons and on representations from those persons that no other reports were required, all reports were timely filed as required under Section 16(a) of the Securities Exchange Act of 1934 by all such persons during the fiscal year ended June 30, 2009, with the following exceptions: Mr. Friel filed one late Form 4 for one transaction; Mr. Granito filed late five times for five transactions; Mr. Lerner filed late four times for four transactions; Mr. Olderman filed late one time for one transaction; Mr. Schultz filed late one time for one transaction; Mr. Nguyen filed late one time for one transaction;

Index

ITEM 11.             EXECUTIVE COMPENSATION

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

Summary Compensation Table

Name and principal position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(1)	Option Awards($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

J. Ladd Greeno, Chief Executive Officer	2009	$250,000	—	—	$23,750	—	—		$273,750
	2008	$250,000	—	—	$399,347	—	—		$649,347
Gerard M. Olderman, Vice President of R & D and Commercialization	2009	150,000	—	—	15,305	—	—		165,305
	2008	150,000	—	$27,600	12,133	—	—		189,733
Nam H. Nguyen, Chief Financial Officer	2009	138,000	—	12,000	13,195	—	—		163,195
	2008	120,000	—	—	5,778	—	—		125,778

(1) Reflects dollar amount expensed by us during applicable fiscal years for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time in service based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. See the assumptions made in the valuation of the stock options in the footnotes of our financial statements on pages F-1 to F-22 attached hereto and incorporated by reference.  During the year ended June 30, 2009, Mr. Greeno was granted 225,000 stock options,  which were vested one-third at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $23,750  in share-based compensation expense for the fiscal year ended June 30, 2009.  During the year ended June 30, 2008, Mr. Greeno was granted 484,056 stock options, which were vested immediately and 1,452,167 stock options, which are vested one-sixteenth (1/16) every three month beginning on June 17, 2007.  These stock options were granted as part of Mr. Greeno’s employment agreement.  We recognized approximately $399,347 of share-based compensation expenses for the fiscal year ended June 30, 2008 for Mr. Greeno services.  During the year ended June 30, 2009, Mr. Olderman was granted 145,000 stock options, which were vested one-third at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $15,305 in share-based compensation expense for the fiscal year ended June 30, 2009.  During the year end June 30, 2008, we granted 65,714 restricted common shares and 10,000 stock options to Mr. Olderman for his services as a director and 105,000 stock options as Vice President of R &D and Commercialization.   These stock options were vested one-third at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $39,733 in share-based compensation expense for the fiscal year ended June 30, 2008.  During the year ended June 30, 2009, Mr. Nguyen was granted 125,000 warrants which one-third was vested at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $13,195 in share-based compensation expense for the fiscal year ended June 30, 2009.  During the fiscal year ended June 30, 2008, we granted Mr. Nguyen 50,000 stock options for his performance bonus, of which one-third was vested at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $5,778 in share-based compensation expense for the fiscal year ended June 30, 2008.
 (2) As described further below, Mr. Nguyen has a consulting agreement with us since August 2004, as Chief Financial Officer. He also serves as the acting Secretary since February 2008.  Beginning in July 2004, his compensation was set at $8,000 monthly base compensation with a monthly $2,500 minimum cash payment and the remainder may be paid in shares of restricted common stock.  In addition, he has also received 400,000 shares of common stock plus warrants to acquire 300,000 shares of common stock at $0.20 per share in accordance with a vesting schedule.  Effective July 1, 2005, his compensation increased to $10,000 monthly base compensation as approved by the Compensation Committee and the Board of Directors.

No retirement, pension or insurance programs or other similar programs have been adopted for our employees or consultants. A stock option plan has been approved by our board.  On December 13, 2004, our shareholders approved our amended and restated 2001 equity incentive plan to increase the total number of shares of common stock from 3,000,000 from 4,000,000.  On November 13, 2007, our shareholders ratified the amendment to increase the total number of shares to be granted under the Plan from 4,000,000 to 6,000,000.  Options to purchase 1,140,000 shares of common stock have been granted to officers, directors, employees and consultants under the plan in 2002. All 2002 stock options have an exercise price equal to 75% of the closing bid price for the first 30 days of trading in the common stock, which commenced September 6, 2002, with the exception of Peter Barton Hutt, whose stock options are at 25% of such price. Options to purchase a total of 840,000 shares of common stock were issued in 1999, 2000 and 2001 to officers, directors, employees and consultants. On August 16, 2005, all 840,000 options were expired. In July 2003, the Board of Directors have authorized the issuance of options to acquire up to approximately 1,300,000 shares of common stock and the grant of 250,000 shares of restricted common stock to officers, directors, employees and consultants.   In July 2004, the Board of Directors approved the issuance up to 500,000 shares of restricted common stock and options to acquire approximately 600,000 shares of common stock to be granted to officers, directors, employees and consultants.  In September 2005, the Board of Directors approved the issuance of 130,000 shares of restricted common stock and options and warrants to acquire approximately 885,000 to employees, directors, officers and consultants. In December 2006, the Board of Directors approved the issuance of stock options to acquire approximately 790,770 to employees, directors, officers and consultants.  In April 2008, the Board of Directors approved the issuance of the stock options to acquire approximately 1,074,666 to employees, directors and consultants.  In December 2008, the Board of Directors approved the issuance of the stock options and warrants to acquire approximately 2,040,000 shares of restricted common stock to employees, directors and consultants.

Index

Grants of Plan-Based Awards

There were no grants of plan-based awards to the named executive officers during the fiscal years 2009 and 2008.

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended June 30, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

J. Ladd Greeno Chief Executive Officer	484,056	(1)			0.75	08/06/2012	0	0	0	0
	726,084	(2)	726,083	726,083	0.75	09/25/2012
	125,000	(3)	100,000	100,000	0.20	10/27/2013
Gerard M. Olderman	80,555	(3)	64,445	64,445	0.20	10/27/2013	0	0	0	0
Vice President	75,834	(4)	29,166	29,166	0.42	04/18/2013
R&D and Commercialization	75,385	(5)	0	0	1.05	12/19/2011
	150,000	(6)	0	0	0.80	09/09/2010
Nam H. Nguyen, Chief Financial Officer	69,445	(7)	55,555	55,555	0.20	10/27/2013	0	0	0	0
	36,113	(4)	13,887	13,887	0.42	04/18/2013
	15,000	(5)	0	0	1.05	12/19/2001

(1)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and were vested on the date of grant.
(2)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and are vested as follows one-sixteenth (1/16) every three month beginning on June 17, 2007.
(3)
These stock  options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of  October 27, 2008; one-third vested at October 27, 2009; and the remaining vested at October 27, 2010.

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

(7)
These stock warrants were granted with the vested dates as follows: One-third vested at the grant date of October 27, 2008; one-third vested at October 27, 2009; and the remaining vested at October 27, 2010.

Index

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended June 30, 2009.

DIRECTOR COMPENSATION

					Non-
	Fees Earned				Equity Incentive	Nonqualified
	or Paid in	Stock	Option		Plan Compen-	Deferred Compensation	All Other
	Cash	Awards	Awards		sation	Earnings	Compensation	Total
Name	($)	($)(1)	($)(1)		($)	($)	($)(5)	($)

Michael Granito	0	0	$0	(2)	0	0	0	$0
George Friel	0	0	30,789	(3)	0	0	0	30,789
Gregory Schultz	0	0	24,355	(4)	0	0	33,778	58,133

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

(2)	At fiscal year ended June 30, 2009, Mr. Granito had a total of 261,260 stock options outstanding.
(3)	At fiscal year ended June 30, 2008, Mr. Friel had a total of 245,553 stock options outstanding.
(4)	At fiscal year ended June 30, 2008, Mr. Schultz had a total of 837,700 stock options and warrants outstanding.
(5)
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

Index

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

Index

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of September 18, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement, which could result in a change in our control.

The following table assumes, based on our stock records, that there are 31,039,707  shares issued and outstanding as of September 18, 2009.

The following table sets forth the ownership of our common stock by:

▪	Each stockholder known by us to own beneficially more than 5% of our common stock;
▪	Each executive officer;
▪	Each director or nominee to become a director; and
▪	All directors and executive officers as a group.

Name and Address of Beneficial Owner(A)	Shares Beneficially Owned
	Number	Percent
Michael R. Granito, Chairman and Director	19,917,935 (1)	41.9%
Phronesis Partners, L.P.	7,596,834 (2)	16.0%
David S. Lerner, Founder	3,945,201 (3)	8.3%
J. Ladd Greeno, Chief Executive Officer and Director	1,335,140 (4)	2.8%
George E. Friel, Director	757,410 (5)	1.6%
Gerald M. Olderman, Director and Vice President	946,488 (6)	2.0%
Gregory S. Schultz, Director and Vice President	1,352,862 (7)	2.8%
Nam H. Nguyen, Chief Financial Officer	936,213 (8)	2.0%

All Quick-Med Directors and Officers as a Group (6 persons)	25,246,048	53.1%

NOTES: (A) The address for each of the above is c/o Quick-Med Technologies, Inc., 902 NW 4 Street, Gainesville, Florida 32601.

(1) Includes 261,260 shares issuable upon the exercise of options exercisable and 9,930,472 shares issuable upon conversion of the convertible debts within 60 days.

(2) Includes 590,392 shares issuable upon conversion of a convertible debt within 60 days.  Phronesis Partners, L. P., Delaware Limited Partnership, is a hedge fund and has sole voting and  sole dispositive power over 7,006,442 shares. Mr. James Wiggins is is the natural person with sole voting and dispositive power with respect to the shares.  The address for Phronesis Partners, L.P. is 130 East Chestnut  Street, Suite 403, Columbus, OH 43215.

                               (3) Includes 0 shares issuable upon the exercise of options exercisable within 60 days.
                               (4) Includes 1,335,140 shares issuable upon the exercise of options exercisable within 60 days.
                               (5) Includes 223,053 shares issuable upon the exercise of options exercisable within 60 days.
           (6) Includes 381,774 shares issuable upon the exercise of options exercisable within 60 days.
           (7) Includes 474,362 shares issuable upon the exercise of options exercisable within 60 days.
           (8) Includes 120,558 shares issuable upon the exercise of options exercisable within 60 days.

Index

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR  INDEPENDENCE

Effective May 12, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 2”) to its Chairman to combine the borrowings (the “Advances”) in a series of $35,000 each from May 12, 2009 through August 12, 2009, $50,000 and $45,000 on August 14 and 27, 2009, respectively totaling $375,000.  As of June 30, 2009, the Company received $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 26, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 1”) to its Chairman to combine the borrowings (the “Advances”) in a series of $35,000 each from February 26, 2009 through April 30, 2009 totaling $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2008 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective November 1, 2008, the Company issued four convertible note payables totaling $100,000 to an officer, Vice President of Research and Development, as part of the terms of the employment contract. These notes have the same conversion price of $0.20, which was the closing trading price of the Company’s common stock on the effective date of the notes.  These notes have the same maturity date of 2010.

Effective September 15, 2008, the Company issued a 2008 senior convertible note payable (“Note 3”) to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from September 15, 2008 through October 15, 2008 totaling $150,000. This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective May 17, 2008, the Company issued a 2008 senior convertible note payable (“Note 2”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $135,000 each from May 17, 2008 through August 28, 2008 totaling $485,000.  This Note 2 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This Note 2 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable (“Note 1”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008 totaling $370,000.  This Note 1 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This Note 1 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008 totaling $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

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

In September 2003, the Company negotiated a successor agreement with its Chairman regarding the line of credit, which became a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004.  The convertible note is secured by the assets and revenues of the Company, which has the same priority as other senior convertible note payables.   The note plus accrued interest will be convertible at a conversion rate of $0.38 per share.  The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share.  During the year ended June 30, 2006, the maturity date of the note was extended until October 1, 2007. In January 2007, the Chairman agreed to extend the maturity date of the note until April 1, 2008.  In June 2007, the maturity date of the 2003 senior convertible note was extended to July 2010.

Index

At June 30, 2009, the Company accrued interests of $408,806, $55,315 and $2,482 on the convertible notes with the director, the convertible note with a related party, and the convertible note with the officer respectively.

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

Director Independence

Our board of directors has determined that it currently has one member who qualify as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The independent directors are Mr. George E. Friel.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2009 and June 30, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered including a review of SEC registration statement filing. "Audit Related Fees" consists of consulting regarding accounting issues.

		June 30, 2009	June 30, 2008
(i)	Audit Fees	$ 50,250	$ 46,500
(ii)	Audit Related Fees	$0	$0
(iii)	Tax Fees	$ 5,476	$5,000
(iv)	All Other Fees	$ 0	$ 0

While we have established an audit committee of the Board of Directors, we have not established a pre-approval policy.  All services provided by the auditors for fiscal year 2009 were accepted by the audit committee and approved by the full Board of Directors.

Index

PART IV

ITEM  15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)           Exhibits

ExExhibit Number	Description

2.1	Merger Agreement dated March 19, 2001 between Above Average Investments Ltd. and Quick-Med Technologies, Inc. (1)
2.2	Amendment to Merger Agreement (1)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Quick-Med Technologies MMP License Agreement (1)
10.2	Quick-Med Technologies Stock Option Plan (1)
10.3	Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Chemical Defense (1)
10.4	Financing Agreement with Euro Atlantic Capital Corporation (1)
10.5	Consulting Agreement - Gregory Schultz (1)
10.5.1	Consulting Agreement - Christopher Batich (1)
10.5.2	Consulting Agreement - Bruce Mast (1)
10.5.3	Consulting Agreement - William Toreki (1)
10.6	Note issued to Michael Granito by Quick-Med Technologies (1)
10.6.1	Senior Convertible Note issued to Michael Granito (4)
10.6.2	2007 Senior Convertible Note issued to Michael Granito (4)
10.6.3	2007 Senior Convertible Note 2 issued to Michael Granito (5)
10.6.4	2008 Senior Convertible Note 1 issued to Michael Granito (7)
10.6.5	2008 Senior Convertible Note 2 issued to Michael Granito (9)
10.6.6	2008 Senior Convertible Note 3 issued to Michael Granito (10)
10.6.7	2009 Senior Convertible Note 1 issued to Michael Granito (11)
10.6.8	2009 Senior Convertible Note 2 issued to Michael Granito filed herewith
10.7	2007 Senior Convertible Note issued to Phronesis Partners, L.P. (4)
10.8	License Agreement with University of Michigan (4)
10.9	Employment Agreement with Gerard Bencen (1)
10.10	Research and Development Agreement with The Collaborative Group, Ltd. (2)
10.11	Agreement Between Noville and Quick-Med Technologies, Inc. (3)
10.12	Joint Development Agreement by and between Quick Med Technologies, Inc. and Mölnlycke Health Care AB dated April 4, 2008. (6)
10.13	Manufacturing and Distribution Agreement by and between Quick-Med and BASF (8)
10.14	Joint Development and Exclusive Option Agreement by and between Avery Dennison and the Registrant dated as of April 17, 2009 (11)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.3	Assignment of Patent for Wound Care (1)
99.4	Assignment of Patent for Mustard Gas (1)
99.5	Assignment of Patent for Anti-wrinkle cream (1)

Index

NOTES:
(1)           Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2002
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended September 30, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended December 31, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2008.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended March 31, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 21, 2008.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended September 30, 2008.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the three-month ended March 31, 2009.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                QUICK-MED TECHNOLOGIES, INC.

Date: September 28, 2009                                                                   By: /s/ J Ladd Greeno
                J Ladd Greeno
                Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ J. Ladd Greeno J. Ladd Greeno	Chief Executive Officer and Director	September 28, 2009
/s/ Michael R. Granito Michael R. Granito	Chairman of the Board	September 28, 2009
/s/ Gregory S. Schultz Gregory S. Schultz	Vice President, Laboratory & Clinical Research, and Director	September 28, 2009
/s/ George E. Friel George E. Friel	Director	September 28, 2009
/s/ Gerald M. Olderman Gerald M. Olderman	Vice President, Research & Development and Commercialization, and Director	September 28, 2009
/s/ Nam H. Nguyen Nam H. Nguyen	Chief Financial Officer	September 28, 2009

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Quick-Med Technologies, Inc.

We have audited the accompanying balance sheets of Quick-Med Technologies, Inc. as of June 30, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the years ended June 30, 2009 and 2008, and has a net capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
September 28, 2009

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008

ASSETS
	2009	2008

Current assets:
Cash and cash equivalents	$41,216	$72,817
Accounts receivable	18,562	346,709
Total current assets	59,778	419,526

Property and equipment, net	14,969	24,983

Other assets:
Prepaid expenses	9,706	5,311
Intangible asset, net	408,095	459,445
Total other assets	417,801	464,756
Total assets	$492,548	$909,265

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$562,611	$871,074
Unearned revenue	51,428	41,071
Accrued expenses	233,631	46,034
Convertible note payable - related party	430,315	-
Total current liabilities	1,277,985	958,179

License payable	160,000	160,000
Long-term liability - note payable - officer	102,482	-
Long-term liability - convertible note payable - related party	-	400,315
Long-term liability - convertible note payable - director	3,916,290	2,988,902
Total liabilities	5,456,757	4,507,396

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 31,039,707 and 30,874,196 shares issued and
outstanding at June 30, 2009 and 2008, respectively	3,104	3,087
Additional paid-in capital	11,927,286	11,882,403
Outstanding stock options	3,213,987	2,602,344
Accumulated deficit	(20,108,586)	(18,085,965)
Total stockholders' deficit	(4,964,209)	(3,598,131)
Total liabilities and stockholders' deficit	$492,548	$909,265

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

Revenues
Product sales	$804,241	$308,958
Research and development service	193,350	950,447
License fees	7,143	101,519
	1,004,734	1,360,924

Expenses:
Cost of sales	37,212	56,162
Research and development	1,063,450	1,555,287
General and administrative expenses	1,375,068	1,585,866
Licensing and patent expenses	222,139	315,784
Depreciation and amortization	71,905	72,541
Total expenses	2,769,774	3,585,640

Loss from operations	(1,765,040)	(2,224,716)

Other income (expense):
Interest income	2,290	2,195
Interest expense	(259,871)	(167,421)

Loss before income taxes	(2,022,621)	(2,389,942)

Provision (benefit) for income taxes	-	-

Net loss	$(2,022,621)	$(2,389,942)

Net loss per share (basic and diluted)	$(0.07)	$(0.08)

Weighted average common
shares outstanding (basic and diluted)	30,935,633	30,716,499

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2007	30,603,483	$3,060	$11,772,573	$(15,696,023)	$1,909,129	$(2,011,261)

Stock issued for services	153,712	16	65,520	-	-	65,536
Stock options granted for services	-	-	-	-	704,340	704,340
Stock issued in settlement of a liability	34,501	3	21,043	-	-	21,046
Exercise of stock warrants	82,500	8	23,267	-	(11,125)	12,150
Net loss, July 1, 2007 to June 30, 2008	-	-	-	(2,389,942)	-	(2,389,942)

Balance, June 30, 2008	30,874,196	$3,087	$11,882,403	$(18,085,965)	$2,602,344	$(3,598,131)

Stock-based compensation	-	-	-	-	623,293	623,293
Stock issuance for services	81,099	8	17,992	-	-	18,000
Exercise of stock options	54,412	6	15,494	-	(6,250)	9,250
Exercise of stock warrants	30,000	3	11,397	-	(5,400)	6,000
Net loss, July 1, 2008 to June 30, 2009	-	-	-	(2,022,621)	-	(2,022,621)

Balance, June 30, 2009	31,039,707	$3,104	$11,927,286	$(20,108,586)	$3,213,987	$(4,964,209)

See accompanying notes to financial statements.
-

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(2,022,621)	$(2,389,942)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	71,905	72,541
Stock granted for services	18,000	86,581
Stock-based compensation	623,293	704,340
(Increase) decrease in:
Accounts receivable	328,147	38,887
Prepaid expenses	(4,394)	(142)
Increase (decrease) in:
Accounts payable	(308,463)	104,390
Accrued interest	259,871	167,421
Other current liabilities	197,953	(17,406)
Net cash used in operating activities	(836,309)	(1,233,330)

Cash flows from investing activities:
Purchase of fixed assets		(4,922)
Patents	(10,542)	(93,640)
Net cash used in investing activities	(10,542)	(98,562)

Cash flows from financing activities:
Proceeds from stock option or warrant exercise	15,250	12,150
Increase in notes payable - related party	-	250,000
Increase in notes payable - officer	100,000	-
Increase in notes payable - director	700,000	1,026,840
Net cash provided by financing activities	815,250	1,288,990

Net decrease in cash and cash equivalents	(31,601)	(42,902)
Cash and cash equivalents at beginning of period	72,817	115,719
Cash and cash equivalents at end of period	$41,216	$72,817

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock-based compensation	$641,293	$704,340
Stock issuance in settlement of a liability	$-	$21,046

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Founded in April 1997, Quick-Med Technologies Inc. (the ”Company”) is a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. The Company’s four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay FreshTM is a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDermTM is a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs. Other applications include medical devices such as catheters, tubing, films and coatings; and (4) MultiStatTM, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional  market in late June 2009.  The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat™ has been developed in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including consumer textile market.  NimbuDerm is also a technology currently being developed.  In each instance, the Company intends to form joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

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

For the remainder of the year ending June 30, 2010, the Company will need additional cash infusions to meet its operating expenses.  The Company’s common stock began trading on September 4, 2002 on the OTC Bulletin Board and the Company intends to raise additional equity or debt.  The Company may also secure strategic partnerships or other joint ventures to either conduct its research or fund a portion of the expenses.  No assurances can be made that we will be successful in these activities.  Should the events not occur, the financial statements will be materially affected.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of June 30, 2009 represents amounts due from the customers and is reported in the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share are computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the years ended June 30, 2009 and 2008, 11,297,510 and 7,923,687 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of June 30, 2009, the Company’s cash levels did not exceed the federally insured limit.  As of June 30, 2009, all of the Company’s accounts receivable was derived from BASF.

The credit risk of the accounts receivable is considered limited given the customers credit rating. There were no write-offs of uncollectible receivable during the year ended June 30, 2009.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent  Accounting Pronouncements

In April 2009, the FASB, issued the following FASB Staff Positions, or FSPs, that provide additional application guidance and enhance disclosure requirements regarding fair value measurements and impairments of securities.

FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides guidelines for making fair value measurements more consistent with the principles presented in Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (SFAS No. 157).

FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

The provisions of these FSPs were adopted by the Company as of June 30, 2009. The Company concluded that the adoption of these FSPs did not have an impact on the Company's  financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. This statement requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. The Company adopted SFAS No. 165 on June 30, 2009 and has evaluated subsequent events (events occurring after June 30, 2009) for recognition or disclosure in these financial statements up to September 28, 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165  sets standards for the disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued.  SFAS No. 165 set forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted SFAS No. 165 effective April 1, 2009.  The Company uses the date of the filing of its Form 10K with the Securities and Exchange Commission as the date through which subsequent events have been evaluated which is the same date as the date these financial statements were issued.  The adoption of SFAS No. 165 did not have a material impact on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." While SFAS No. 168 is not intended to change accounting principles generally accepted in the United States, it will change the way the Company references these accounting principles in its financial statements and notes. SFAS No. 168 is effective for the Company beginning September 30, 2009. The adoption of SFAS No. 168 will not impact the Company's financial position or results of operations as its requirements are disclosure-only in nature.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2009 and 2008:

	2009	2008

Computer equipment	$25,917	$25,917
Equipment	32,403	32,403
Less: accumulated depreciation	(43,351)	(33,337)
Net property and equipment	$14,969	$24,983

Depreciation expense for the years ended June 30, 2009 and 2008 was $10,014 and $10,651, respectively.

NOTE 4 – INTANGIBLE ASSETS

License Agreement

The Company has a license agreement with two inventors (“Licensors”) for the worldwide rights to the MMP inhibitors and uses thereof.  The license agreement transfers to the Company the technology that is the subject of issued patents as well as pending patent applications, which were filed by the original inventors. The licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents or the license agreement. The U.S. patents expire beginning November 2007 through December 2019 and the international patents expire beginning on November 21, 2011 through December 8, 2019.  Accumulated amortization for the years ended June 30, 2009 and 2008 was $419,139 and $357,249, respectively.

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

If a milestone on the “Civilian Chemical Burn” and “Other topical Medical Uses” categories is not met by the third anniversary of the agreement, the licenses granted within these categories become nonexclusive. The Company elected not to pay each inventor $25,000 per year until all such milestones are met.  At June 30, 2009 and 2008, the balance due under the license agreement is $160,000.

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

During the fiscal years 2009 and 2008, the Company filed a number of US and international patent applications for its NIMBUS technology and applied for certain trademarks. As of June 30, 2009, the total capitalized costs for the patent applications and trademarks were $178,962.

	June 30, 2009		June 30, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets

License agreement	$648,123	$(419,139)	$648,123	$(357,249)
Patents in process	179,111	-	168,572	-
Total	$827,234	$(419,139)	$816,695	$(357,249)

NOTE 4 – INTANGIBLE ASSETS, continued

Amortization of patents in process commences when the patents are issued.

	June 30, 2009		June 30, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Aggregate Amortization Expense

For the years ended	$61,890	$419,139	$61,890	$357,249

Estimated Amortization Expense	Amount

For the year ended June 30, 2010	$61,890
For the year ended June 30, 2011	$61,890
For the year ended June 30, 2012	$61,890
For the year ended June 30, 2014	$43,314
For the year ended June 30, 2015	$-

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal 2009

In October 2008, the Company issued 60,000 shares of restricted common stock for payment of consulting services.  The amount charged to operations was $12,000, the value of the shares on the date issued.

During the period from January to March 2009, the Company issued a total of 14,732 shares of restricted common stock for payment of consulting services.  The amount charged to operations was $3,000, the value of the shares on the dates issued.

In March 2009, the Company issued 29,412 shares of common stock for an aggregate exercise price of $5,000 or $0.17 per share resulting from the exercise of stock options.

In April 2009, the Company issued 30,000 shares of common stock for an aggregate exercise price of $6,000 or $0.20 per share resulting from the exercise of a warrant.

During the period from April to June 2009, the Company issued a total of 6,367 shares of restricted common stock for payment of consulting services.  The amount charged to operations was $3,000, the value of the shares on the dates issued.

In June 2009, the Company issued 25,000 shares of common stock for an aggregate exercise price of $4,250 or $0.17 per share resulting from the exercise of stock options.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT), continued

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

NOTE 6 - COMMITMENTS

The Company leases an equipped laboratory in Gainesville, Florida. The lease expires in February 1, 2011. Rent expense for the years ended June 30, 2009 and 2008 was approximately $25,560 and $27,304, respectively.

The following is a schedule of minimum future payments on the operating lease as of June 30, 2009:

For The Years Ending June 30,

2010	24,000
2011	14,000
Thereafter	-
Total	$38,000

NOTE 7– STOCK OPTIONS AND WARRANTS

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

On October 27, 2008, the Board of Directors (the “Board”) granted 1,335,102 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2008. In addition, the Board granted 705,302 warrants  to consultants for payments of their services and incentive performance awards.  Further, 60,000 shares of restricted common stock were issued to a consultant as payment for services.  Of 1,335,102 stock options grant, approximately 464,102 were awarded to the board members for their services and were vested on the date of grant. Of 705,302 warrants issued, 240,302 warrants were vested immediately on the grant date. The remainder 871,000 stock options and 465,000 warrants were vested one-third immediately, one-third will be vested on October 27, 2009 and the remaining one-third will be vested on October 27, 2010, assuming the person receiving the equity awards is employed or otherwise is providing services to the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.20 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options and warrants was $0.19  based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

On April 18, 2008, the Board of Directors (the “Board”) granted 148,571 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2007 for those elected to receive common stocks and all shares were immediately vested.  In addition, the Board granted 1,074,666 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2007.  The stock options were vested one-third immediately, one-third were vested on April 17, 2009 and the remaining one-third will be vested on April 17, 2010, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.42 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.32  based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

NOTE 7 – STOCK OPTIONS AND WARRANTS, continued

On August 6, 2007, the Board of Directors (the “Board”) granted 484,056 non-qualified stock options to the Chief Executive Officer (“CEO”) at an exercise price of $0.75 per share. These options were fully vested and immediately exercisable at the date of grant.  In addition, the Board granted 1,452,167 non-qualified stock options at an exercise price of $0.74 per share on September 25, 2007, as part of the CEO’s employment agreement. The second stock options are vested and become exercisable 1/16th of the total 1,452,167 options on each three-month anniversary beginning on June 11, 2007.  The average grant date fair value of the options was $0.46  based on the Black-Scholes option-pricing model.  These options expire five years from the date of grant.

On December 20, 2006, the Company issued 790,770 stock options to the board members, the management, the employees, and the consultants for their services.  These options have an exercise price of $1.05 per share. The stock options were vested one-third immediately, one-third was vested on December 20, 2007 and the remaining one-third was vested on December 20, 2008, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The weighted average grant date fair value of options was $0.69  based on the Black-Scholes option-pricing model.  The options expire five years from the date of grant.

On September 9, 2005, the Board of Directors (the “Board”) granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005 and all shares were immediately vested.  In addition, the Board granted 710,000 stock options and 175,000 warrants to our employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005.  The stock options and warrants were vested one-third immediately, one-third was vested on July 1, 2006 and the remaining one-third was vested on July 1, 2007, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.72  based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

In July 2003, 1,231,500 unqualified options were granted under the Plan to employees, directors, and service providers.  The options had an exercise price of $0.55, the average closing trading price at the grant date. The options vested immediately.  All of the options were expired or forfeited by July 2008.

During the year ended June 30, 2009, 54,412 stock options were exercised for the aggregate price of approximately $9,250 or $0.17 per share under the July stock options agreement.  In addition, 30,000 warrants were exercised for approximately $6,000 or $0.20 per share.

During the year ended June 30, 2008, approximately 82,500 warrants were exercised at exercise prices ranging from $0.14 to $0.20 per share or an approximate aggregate price of $12,000.

The weighted average grant date fair value of options and warrants granted during the fiscal year ended June 30, 2009 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock.  The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived from historical terms.

Assumptions utilized to value options and warrants for fiscal years ended June 30, 2009 and 2008 are as follows:

	2,009	2,008
Risk free interest rate	3%	3%
Expected life (years)	5	5
Expected volatility	161%	101%
Expected dividends	None	None

NOTE 8 – STOCK OPTIONS AND WARRANTS, continued

A summary of options for the years ended June 30, 2009 and 2008 is shown below:

	June 30, 2009		June 30, 2008
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	5,683,544	$0.61	2,757,270	$0.61
Granted	1,335,102	0.20	3,010,889	0.63
Exercised	(54,412)	0.17	-	-
Forfeited	(1,126,618)	0.51	(84,615)	1.05
Expired	(871,500)	0.55	-	-
Outstanding at end of period	4,966,116	$0.53	5,683,544	$0.61
Exercisable at end of period	3,103,079		3,676,525
Available for issuance at end of period	754,472		316,456

During the year ended June 30, 2009, the Company issued 705,302 common stock warrants to consultants as part of the payment for their services.  These warrants were accounted for in accordance with the provisions of SFAS 123R.  Approximately 240,302 of these warrants were vested immediately , the remaining 465,000 warrants  were vested one-third immediately, one-third will be vested on October  27, 2009 and the remaining one-third will be vested on October 27, 2010, assuming the person receiving the equity awards is providing services by the Company at the time of vesting.  The weighted average grant date fair value of warrants was $0.19  based on the Black-Scholes option-pricing model and the total cost of approximately $134,000.  The warrants expire five years from the date of grant.  In addition, there were  30,000 warrants were exercised for an aggregate price of approximately $6,000 or $0.20 per share and approximately 440,000 warrants expired during the fiscal year 2009.

During the year ended June 30, 2008, the Company issued 18,839 common stock warrants to consultants as part of the payment for their services.  These warrants were accounted for in accordance with the fair value provisions of SFAS 123R.  The warrants vested one-third immediately with fair market values ranging from $0.44  to $0.58 per warrant and the total cost of approximately $12,000.  The warrants were valued on the date of grant using the Black-Scholes option-pricing model.  In addition,  approximately 82,500 warrants were exercised at exercise prices ranging from $0.14 to $0.20 per share or an approximate aggregate price of $12,000 and there were 45,000 warrants expired during the fiscal year 2008.

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the years ended June 30, 2009 and 2008:

	June 30, 2009		June 30, 2008
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	744,937	$0.48	854,108	$0.42
Granted	705,302	0.20	18,329	0.65
Exercised	(30,000)	0.20	(82,500)	0.15
Expired	(440,000)	0.20	(45,000)	0.74
Outstanding at end of period	980,239	$0.31	744,937	$0.48
Exercisable at end of period	773,572		744,937

NOTE 8 - INCOME TAXES

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

The (provision) benefit for income taxes consists of the following:
	2009	2008
Current	$-	$-
Deferred	-	-
	$-	$-

Deferred tax assets for June 30, 2009 and 2008 consist of the following:

	2009	2008
Deferred tax assets:
Depreciation and amortization	$7,986	$7,986
Stock based compensation	2,858,054	2,616,736
Net operating loss carry forward	4,351,067	3,831,869
Interest accrual	11,044	11,044
Research tax credit	7,203	7,203
Total deferred tax assets	7,235,354	6,474,838

Valuation allowance:
Beginning of year	(6,474,838)	(5,577,772)
Decrease (increase) during the year	(760,516)	(897,066)
Ending balance	(7,235,354)	(6,474,838)
Net deferred taxes	$-	$-

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended June 30, 2009 and 2008 is as follows:

	2009	2008
Federal income tax at statutory rate of 34%	$(687,691)	$(812,580)
State tax, net of federal benefit	(73,364)	(86,697)
Other	539	2,211
Valuation allowance	760,516	897,066
	$-	$-

As of June 30, 2009, the Company had a net operating loss carry forward of approximately $11,614,309 which will begin to expire in 2017.

NOTE 9 – NOTES PAYABLE

		Interest	Conversion	June	June
Related Party	Maturity	Rate	Price	30, 2009	30, 2008
2007 Senior Convertible Note	2010	8%	$0.74	$375,000	$-
Accrued interest				55,315	-
Total				$430,315	$-

NOTE 9 – NOTES PAYABLE, continued

		Interest	Conversion	June	June
Director	Maturity	Rate	Price	30, 2009	30, 2008
2003 Senior Convertible Note	2010	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2010	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2010	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2010	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2010	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2010	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2010	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2010	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2010	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2010	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2010	8%	$0.25	100,000	-
2008 Senior Convertible Note 2	2010	8%	$0.35	50,000	-
2008 Senior Convertible Note 2	2010	8%	$0.25	50,000	-
2008 Senior Convertible Note 3	2010	8%	$0.36	50,000	-
2008 Senior Convertible Note 3	2010	8%	$0.19	50,000	-
2008 Senior Convertible Note 3	2010	8%	$0.31	50,000
2009 Senior Convertible Note 1	2010	8%	$0.18	35,000
2009 Senior Convertible Note 1	2010	8%	$0.37	35,000
2009 Senior Convertible Note 1	2010	8%	$0.43	35,000
2009 Senior Convertible Note 1	2010	8%	$0.43	35,000
2009 Senior Convertible Note 1	2010	8%	$0.45	35,000
2009 Senior Convertible Note 2	2010	8%	$0.48	35,000
2009 Senior Convertible Note 2	2010	8%	$0.47	35,000
2009 Senior Convertible Note 2	2010	8%	$0.42	35,000
2009 Senior Convertible Note 2	2010	8%	$0.53	35,000
2009 Senior Convertible Note 2	2010	8%	$0.58	35,000
Accrued interest				408,710	181,322
				3,916,290	2,988,902
Related Party
2007 Senior Convertible Note	2010	8%	$0.74	-	375,000
Accrued interest				-	25,315
				-	400,315
Officer
2008 Convertible Notes	2010	8%	$0.20	100,000	-
Accrued interest				2,482	-
				102,482	-

Total long term note payable				4,018,772	3,389,217

Total debt				$4,449,087	$3,389,217

NOTE 9 – NOTES PAYABLE, continued

Effective May 12, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 2”) to its Chairman to combine the borrowings (the “Advances”) in a series of $35,000 each from May 12, 2009 through August 12, 2009, $50,000 and $45,000 on August 14 and 27, 2009, respectively totaling $375,000.  As of June 30, 2009, the Company received $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below and has a maturity date of December 31, 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 26, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 1”) to its Chairman to combine the borrowings (the “Advances”) in a series of $35,000 each from February 26, 2009 through April 30, 2009 totaling $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2008 senior convertible notes described below and has a maturity date of December 31, 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective November 1, 2008, the Company issued four convertible note payables totaling $100,000 to an officer as part of the terms of the employment contract. These notes have the same conversion price of $0.20, which was the closing trading price of the Company’s common stock on the effective date of the notes.  These notes have the same maturity date of December 31, 2010.

Effective September 15, 2008, the Company issued a 2008 senior convertible note payable (“Note 3”) to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from September 15, 2008 through October 15, 2008 totaling $150,000. This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective May 17, 2008, the Company issued a 2008 senior convertible note payable (“Note 2”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $135,000 each from May 17, 2008 through August 28, 2008 totaling $485,000.  This Note 2 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2010.  This Note 2 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable (“Note 1”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008 totaling $370,000.  This Note 1 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2010.  This Note 1 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008 totaling $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of October 29, 2010.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

In June 2007, the Company issued two other 2007 senior convertible note payables to its Chairman and a major stockholder for $375,000 each. As of September 30, 2007, the Company received $303,160 from its Chairman and the remaining $71,840 in July 2007 totaling $375,000.  The Company also received $125,000 from a major stockholder and the remainder in September 2007.  These two senior convertible note payables are secured by the Company’s revenues and assets.  These notes payable require the Company to allocate approximately $162,000 of these funds to be restricted for payment of the chief executive officer’s salary for the remainder of the twelve months from the date of hire. The Company may prepay the principal and interest upon meeting certain cash flow requirements and the approval of the board.

NOTE 9 – NOTES PAYABLE, continued

In addition, the Company combined its other outstanding note payables to its Chairman totaling $208,955 into a single note with the same annual interest rate and extended the maturity date to 2010.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes.  Further, the 2003 senior convertible note maturity date was extended until July 13, 2010.

In September 2003, the Company negotiated a successor agreement with its Chairman regarding the line of credit, which became a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004.  The convertible note is secured by the assets and revenues of the Company, which has the same priority as other senior convertible note payables.   The note plus accrued interest will be convertible at a conversion rate of $0.38 per share.  The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share.  During the year ended June 30, 2006, the maturity date of the note was extended until October 1, 2007. In January 2007, the Chairman agreed to extend the maturity date of the note until April 1, 2008.  In June 2007, the maturity date of this note was extended to July 2010.

At June 30, 2009, the Company accrued interests of $408,806, $55,315 and $2,482 on the convertible notes with the director, the convertible note with a related party, and the convertible note with the officer respectively.

NOTE 10  – FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$6,205	$6,205	-	-
Total financial assets	$6,205	$6,205	-	-

The following table provides the assets and liabilities carried at fair value measured on a nonrecurring basis as of June 30, 2009:

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$4,316,981	-	-	$4,316,981
Total financial liabilities	$4,316,981	-	-	$4,316,981

NOTE 10  – FAIR VALUE MEASUREMENTS, continued

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

(2) Convertible Notes Payable

         As fully described in Note 9, the Company’s convertible notes payable are long-term debts with fixed interest rates and the conversion rates at market at the time the funds were received.  In addition, most of these notes are collateralized by the Company’s assets and revenues.  Further, the debt holders are major shareholders and an officer. The Company is in a start up phase. The Company estimates the fair value of the convertible notes for disclosure purposes by discounting the future cash flows using rates of debts that management believes are similar in terms and maturity.

NOTE 11 – RELATED PARTY TRANSACTIONS

As fully described in Note 9, the Company has several senior convertible note payables with its Chairman and a major stockholder during the periods ended June 30, 2009 and 2008.

Subsequent to June 30, 2009, the Company received the additional Advances totaling $200,000 from its Chairman, which were combined with the $175,000 previous borrowings into a senior convertible note (2009 Note 2) as more fully described in Note 9 above.  In addition, the Company received  Advances totaling of $195,000 during September  2009,  the terms of these Advances have yet to be determined.