Form 10-Q
period 2009-11-16
QUICK MED TECHNOLOGIES INC
filed 2009-11-16
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☐

As of November 12, 2009, there were 31,189,613 shares of common stock, par value $0.0001 per share, outstanding.

QUICK-MED TECHNOLOGIES, INC. INDEX TO FORM 10-Q
PART I	FINANCIAL INFORMATION
Item 1. Financial Statements
1
Condensed Balance Sheets as of September 30, 2009 and June 30, 2009 (unaudited)
2
Condensed Statements of Operations for the three months ended September 30, 2009 and 2008 (unaudited)
3
Condensed Statement of Changes in Stockholders’ Deficit for the three months ended September 30, 2009 (unaudited)
4
Condensed Statements of Cash Flows for the three months ended September 30, 2009 and 2008 (unaudited)
5
Notes to Condensed Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		13
Item 3. Quantitative and Qualitative Disclosure About Market Risk		19

Item 4T. Controls and Procedures

PART II	OTHER INFORMATION
20
Item 1.	Legal Proceedings
20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
20
Item 3.	Defaults Upon Senior Securities
20
Item 4.	Submission of Matters to a Vote of Security Holders
20
Item 5.	Other Information
20
Item 6.	Exhibits
21
SIGNATURES

Index

PART I        FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30,	June 30,
	2009	2009

Current assets:
Cash and cash equivalents	$48,217	$41,216
Accounts receivable	11,751	18,562
Total current assets	59,968	59,778

Property and equipment, net	12,465	14,969

Other assets:
Prepaid expenses	9,624	9,706
Intangible asset, net	400,016	408,095
Total other assets	409,640	417,801
Total assets	$482,073	$492,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$579,856	$562,611
Unearned revenue	34,642	51,428
Accrued expenses	276,151	233,631
Convertible note payable - related party	437,877	430,315
Total current liabilities	1,328,526	1,277,985

License payable	160,000	160,000
Long-term liability - note payable - officer	103,994	102,482
Long-term liability - convertible note payable - director	4,378,515	3,916,290
Total liabilities	5,971,035	5,456,757

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 31,189,613 and 31,039,707 shares issued and
outstanding at September and June 30, 2009, respectively	3,119	3,104
Additional paid-in capital	12,084,354	11,927,286
Outstanding stock options	3,270,575	3,213,987
Accumulated deficit	(20,847,010)	(20,108,586)
Total stockholders' deficit	(5,488,962)	(4,964,209)
Total liabilities and stockholders' deficit	$482,073	$492,548

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
 (UNAUDITED)

	Three Months Ended
	September 30,
	2009	2008

Revenues
Product sales	$7,971	$711,671
Royalty fees	4,574	-
Research and development service	15,000	19,100
License fees	1,786	1,786
	29,331	732,557

Expenses:
Cost of sales	1,159	29,922
Research and development	246,691	244,929
General and administrative expenses	278,490	338,249
Licensing and patent expenses	43,814	47,773
Depreciation and amortization	17,976	17,976
Total expenses	588,130	678,849

Income (loss) from operations	(558,799)	53,708

Other income (expense):
Interest income	7	116
Interest expense	(179,632)	(60,596)

Loss before income taxes	(738,424)	(6,772)

Provision (benefit) for income taxes	-	-

Net loss	$(738,424)	$(6,772)

Net loss per share (basic and diluted)	$(0.02)	$-

Weighted average common
shares outstanding (basic and diluted)	31,186,613	30,874,196

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2009	3,109,707	$3,104	$11,927,286	$(20,108,586)	$3,213,987	$(4,964,209)

Stock-based compensation	-	-	-	-	82,688	82,688
Stock issuance for services	4,906	-	3,000	-	-	3,000
Exercise of stock options	145,000	15	50,735	-	(26,100)	24,650
Convertible debt beneficial conversion feature	-	-	103,333	-	-	103,333
Net loss, July 1, 2009 to September 30, 2009	-	-	-	(738,424)	-	(738,424)

Balance, September 30, 2009	3,259,613	$3,119	$12,084,354	$(20,847,010)	$3,270,575	$(5,488,962)

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net loss	$(738,424)	$(6,772)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	17,976	17,976
Stock granted for services	3,000	-
Stock-based compensation	82,688	113,390
Interest expense on convertible debt beneficial conversion	103,333	-
(Increase) decrease in:
Accounts receivable	6,811	(330,989)
Prepaid expenses	81	(4,398)
Increase (decrease) in:
Accounts payable	17,245	(183,967)
Accrued interest	76,299	60,596
Other current liabilities	25,737	1,851
Net cash used in operating activities	(405,254)	(332,313)

Cash flows from investing activities:
Patents	(7,395)	(675)
Net cash used in investing activities	(7,395)	(675)

Cash flows from financing activities:
Proceeds from exercise of stock options	24,650	-
Increase in notes payable - director	395,000	300,000
Net cash provided by financing activities	419,650	300,000

Net decrease in cash and cash equivalents	7,001	(32,988)
Cash and cash equivalents at beginning of period	41,216	72,817
Cash and cash equivalents at end of period	$48,217	$39,829

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock-based compensation	$3,000	$113,390
Interest expense on beneficial conversion	$103,333	$-

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) established general accounting standards and disclosure for subsequent events. The Company adopted FASB Accounting Standards Codification (“ASC”) 855, Subsequent Events (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), on June 30, 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on November 16, 2009.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of September 30, 2009 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended September 30, 2009 and 2008, 12,012,210 and 8,971,453 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

Fair Value Measurements

During the first quarter of fiscal year 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements),   which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This new accounting standard does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements.

This accounting standard establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into three levels. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities. Level 2 valuations are based on inputs, other than quoted prices included within Level 1, that are observable, either directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

The Company also adopted FASB ASC 825, Financial Instruments (formerly referenced as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115), which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Revenue Recognition

The Company’s revenues consist of the following sources: product sales, royalty fees, research and development service and license fees.

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

The Company recognizes royalty fee income based on the net sales of BioguardTM product by our licensee, Derma Sciences Inc. in accordance with the specified terms of the license agreement.

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

Stock Compensation

The Company adopted FASB  ASC 718, Compensation - Stock Compensation (formerly referenced as SFAS No. 123R, Share-Based Payment,), which requires companies to expense the value of employee stock options and similar awards. Under this standard, share-based payment awards result in a cost that are measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the  awards expire without being exercised. The Company adopted this standard beginning in the first quarter of the fiscal year 2006 via application of the modified prospective approach to all outstanding and unvested share-based payment awards at the adoption date. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's common stock on the date of grant.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of September 30, 2009, the Company’s cash levels did not exceed the federally insured limit. As of September 30, 2009, most of the Company’s accounts receivable was derived from BASF.

The credit risk of the accounts receivable is considered limited given the customers’ credit rating. There were no write-offs of uncollectible receivables during the year ended June 30, 2009.

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (formerly referenced as FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an   interpretation of FASB Statement No. 109), which changed the framework for accounting for uncertainty in income taxes. The adoption of this standard does not have an impact on the Company's results of operations or financial position.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification in the third quarter of 2009, and the adoption did not have any impact on its results of operations or financial position

Index
NOTE 3 – STOCK OPTIONS AND WARRANTS

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

On April 18, 2008, the Board of Directors (the “Board”) granted 148,571 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2007 for those elected to receive common stocks and all shares were immediately vested.  In addition, the Board granted 1,074,666 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2007.  The stock options were vested one-third immediately, one-third was vested on April 17, 2009 and the remaining one-third will be vested on April 17, 2010, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The exercise price of those stock options is $0.42 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.32 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

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

During the period ended September 30, 2009, 145,000 options were exercised at $0.17 per share or an aggregate price of approximately $24,650 under the July 2004 stock options agreement.

The weighted average grant date fair value of options and warrants granted during the three months ended September 30, 2009 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

	2,009	2,008
Risk free interest rate	3%	4.75% to 6%
Expected life (years)	5	5
Expected volatility	161%	50% to 138%
Expected dividends	None	None

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

A summary of options for the periods ended September 30, 2009 and 2008 is shown below:

	September 30, 2009		September 30, 2008
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	4,966,116	$0.53	5,683,544	$0.61
Granted	-	-	-	-
Exercised	(145,000)	0.17	-	-
Forfeited	-	-	(171,647)	0.57
Expired	(10,000)	0.17	(871,500)	0.55
Outstanding at end of period	4,811,116	$0.53	4,640,397	$0.61
Exercisable at end of period	3,170,566		2,839,914
Available for issuance at end of period	764,472		1,359,603

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended September 30, 2009 and 2008:

	September 30, 2009		September 30, 2008
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	980,239	$0.31	744,937	$0.48
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	980,239	$0.31	744,937	$0.48
Exercisable at end of period	812,322		744,937

NOTE 4 – NOTES PAYABLE

		Interest	Conversion	September	June
Related Party	Maturity	Rate	Price	30, 2009	30, 2009
2007 Senior Convertible Note	2010	8%	$0.74	$375,000	$375,000
Accrued interest				62,877	55,315
Total				$437,877	$430,315

Index
NOTE 4 – NOTES PAYABLE, continued

		Interest	Conversion	September	June
Director	Maturity	Rate	Price	30, 2009	30, 2009
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	-
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	-
2009 Senior Convertible Note 3	2013	8%	$0.60	45,000	-
2009 Senior Convertible Note 3	2013	8%	$0.60	25,000	-
2009 Senior Convertible Note 3	2013	8%	$0.60	125,000	-
Accrued interest				475,935	408,710
				4,378,515	3,916,290
Officer
2008 Convertible Notes	2010	8%	$0.20	100,000	100,000
Accrued interest				3,994	2,482
				103,994	102,482

Total long term note payable				4,482,509	4,018,772

Total debt				$4,920,386	$4,449,087

Index

NOTE 4 – NOTES PAYABLE, continued

In November 2009, the Company finalized and issued a $600,000 2009 senior convertible note payable (“2009 Note 3”) to its Chairman.  The Company received the borrowings (the "Advances") in a series of $45,000 on September 8, 2009, $25,000 on September 11, 2009, $125,000 on September 23, 2009, $100,000 on October 14, 2009, $50,000 on October 28, 2009, and $175,000 on November 12, 2009 totaling $520,000.  In accordance with the terms of the 2009 Note 3, the Company will receive approximately an additional $80,000 on or about December 31, 2009.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $103,000 as an interest expense to date for the Advances received as a result of the beneficial conversion feature.  As part of the terms of this note, the maturity dates of all other outstanding senior convertible notes owed to its Chairman are extended to December 31, 2013.

Effective May 12, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 2”) to its Chairman to combine the borrowings (the “Advances”) in a series of $35,000 each from May 12, 2009 through August 12, 2009, $50,000 and $45,000 on August 14 and 27, 2009, respectively totaling $375,000.  As of June 30, 2009, the Company received $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 26, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 1”) to its Chairman to combine the borrowings (the “Advances”) in a series of $35,000 each from February 26, 2009 through April 30, 2009 totaling $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective November 1, 2008, the Company issued four convertible note payables totaling $100,000 to an officer as part of the terms of the employment contract. These notes have the same conversion price of $0.20, which was the closing trading price of the Company’s common stock on the effective date of the notes.  These notes have the same maturity date of December 31, 2013.

Effective September 15, 2008, the Company issued a 2008 senior convertible note payable (“Note 3”) to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from September 15, 2008 through October 15, 2008 totaling $150,000. This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective May 17, 2008, the Company issued a 2008 senior convertible note payable (“Note 2”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $135,000 each from May 17, 2008 through August 28, 2008 totaling $485,000.  This Note 2 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This Note 2 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable (“Note 1”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008 totaling $370,000.  This Note 1 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This Note 1 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008 totaling $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

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

In addition, the Company combined its other outstanding note payables to its Chairman totaling $208,955 into a single note with the same annual interest rate and extended the maturity date to 2010.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes.  Further, the 2003 senior convertible note maturity date was extended until July 13, 2010.  The maturity date is further extended to December 31, 2013.

In September 2003, the Company negotiated a successor agreement with its Chairman regarding the line of credit, which became a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004.  The convertible note is secured by the assets and revenues of the Company, which has the same priority as other senior convertible note payables.   The note plus accrued interest will be convertible at a conversion rate of $0.38 per share.  The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share.  During the year ended June 30, 2006, the maturity date of the note was extended until
October 1, 2007. In January 2007, the Chairman agreed to extend the maturity date of the note until April 1, 2008.  In June 2007, the maturity date of this note was extended to July 2010. The maturity date is further extended to December 31, 2013.

At September 30, 2009, the Company accrued interests of $475,935, $62,877 and $3,994 on the convertible notes with the director, the convertible note with a related party, and the convertible note with the officer respectively

Index

NOTE 5  – FAIR VALUE MEASUREMENTS

As discussed in Note 2, “Summary of Significant Accounting Policies,” the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements), for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. FASB ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

FASB ASC 820 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. FASB ASC 820 establishes and prioritizes three levels of inputs that may be used to measure fair value:

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$32,198	$32,198	-	-
Total financial assets	$32,198	$32,198	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$4,896,514	-	-	$4,896,514
Total financial liabilities	$4,896,514	-	-	$4,896,514

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

(2) Convertible Notes Payable

         As fully described in Note 4, the Company’s convertible notes payable are long-term debts with fixed interest rates and the conversion rates at market at the time the funds were received.  In addition, most of these notes are collateralized by the Company’s assets and revenues.  Further, the debt holders are major shareholders and an officer. The Company is in a start up phase. The Company estimates the fair value of the convertible notes for disclosure purposes by discounting the future cash flows using rates of debts that management believes are similar in terms and maturity.  The Company's short-term convertible note payable is approximate market value.

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with its Chairman, a major stockholder, and an officer during the periods ended September 30, 2009 and June 30, 2009.

NOTE 7  – SUBSEQUENT EVENTS

On November 13, 2009, the Board authorized to grant up to 750,000 stock options to the employees and directors and consultants, as payment for their services and in recognition of individual performance for the fiscal  year ended June 30, 2009.  The exercise price of those stock options will be determined on the date of grant.  The options will expire five years from the date of grant.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended June 30, 2009.   The terms “Quick-Med”, "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products;  (f) there is no assurance that our technologies or products  will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore,  should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt or equity financings, but there are no assurances that these revenues and  financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to our Chairman of the Board and a major shareholder, who have  funded our operations, debt obligations that  are secured by our assets and revenues and  are senior obligations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; and (k) other risk factors discussed in our annual report  for the fiscal year ended June 30, 2009 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the  medical, consumer, and healthcare markets. Our  four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay FreshTM is a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDermTM is a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs. Other applications include medical devices such as catheters, tubing, films and coatings; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional market in late June 2009.  The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been developed in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including the consumer textile market.  NimbuDerm is also a technology currently being developed.

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

Our business model has been to develop the following revenue segments:

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

This section should be read in conjunction with  our annual report on Form 10-K for fiscal year ended June 30, 2009 filed with the SEC for further discussions in the sections entitled, “Government Regulation,”  “510(k) Clearance Pathway” and “De Novo: Alternative Pathway to PMA.”

Capital Expenditures and Requirements

From 2000 to September 2009, we have spent approximately $836,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobelny with our common stock and cash for the exclusive license of the Ilomastat technology, which they invented.

We do not expect any significant additions to property, plant and equipment.

Index

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to economic useful lives of fixed and intangible assets, income taxes, valuation of options and warrants granted, and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Our accounting for stock-based compensation requires us to estimate the value of the shares issued, and the value of intangible assets require us to continually assess whether such assets are impaired.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues.     During the three months ended September 30, 2009 we had $29,331 of revenues, compared to $732,557 of revenues for the three months ended September 30, 2008, representing a 96% decrease in our revenues.  Our revenues during the three months ended September 30, 2009 consisted of: (a) $7,971, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $4,574 royalty fees from the sales of BIOGUARDTM advanced wound care product by Derma Sciences, Inc., our licensee.  This product was launched in late June 2009 and the royalty fees related to the sales of this product were $79,574 from the period from June to September 30, 2009.  However, $75,000 was credited against the advance royalty fees we had previously received in accordance with the terms of the license agreement.  There are no further credits against future royalty fees; (c)$15,000, which represented the revenue earned from the joint development program with Avery Dennison; and (c) $1,786, which represented the earned portion of the license  fee from Derma Sciences, Inc.  Given the current state of the economy,  in particular in the retail cosmetic industry, we cannot anticipate  our share of the product sales by BASF for the subsequent quarters at this level given market uncertainties.

Our revenues during the three months ended September 30, 2008 consisted of (a) $711,671, which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $19,100, which represented the revenue earned from the joint development program with Mölnlycke Health Care AB; and (c) $1,786, which represented the earned portion of the license fee from Derma Sciences, Inc.

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

Operating Income (Loss).  Operating loss for the three months ended September 30, 2009 was $558,799 as compared to $53,708 in operating income for the three months ended September 30, 2008, representing an increase of $612,507 or 1,140% in operating loss. The increase in operating loss was primarily attributable to a decrease in revenues of $703,226 offset by with a decrease in expenses of $90,719 for the three months ended September 30, 2009.   The decrease in expenses was primarily due to the following:  (a) a decrease of $59,759 or 18% in general and administrative expenses; (b) a slight decrease of $3,959 or 8% in licensing and patent expenses; and (c) a decrease of $28,763 or 96% in cost of revenues; offset by (d) a slight increase of $1,762 or 1% in research and development expenses to the amount in the comparable prior period, as described in more detail below.

Research and Development Expense.  Research and development expense increased slightly by $1,762 or 1% to $246,691 for the three months ended September 30, 2009, from $244,929 for the three months ended September 30, 2008.  The level of spending in research and development expense was consistent with prior year.

General and Administrative Expense.  General and administrative expense decreased by $59,759 or 18% to $278,490 for the three months  ended September 30, 2009, from $338,249 for the three months ended September 30, 2008.  This decrease in our general and administrative expenses is primarily attributed to a reduction of personnel and expenses control.

Licensing and Patent Expense.  Licensing and patent expense decreased by $3,959 or 8% to $43,814 for the three months ended September 30, 2009 from $47,773 for the three months ended September 30, 2008.  This decrease was primarily due to the reduced level of utilization of consulting legal patent services and legal licensing services including licensing and joint development agreement negotiations.

Interest Income.  During the three months ended September 30, 2009, we had $7 in interest income  compared to $116 for the three months ended September 30, 2008.  The amounts from both periods represent interest earned on our certificate of deposits and money market account funded by the revenues and debt financings during the respective periods.

Interest Expense.  Interest expense for the three months ended September 30, 2009 increased $119,036 or 196% to $179,632 compared to $60,596 the three months ended September 30, 2008.  This increase was mainly due to approximately $103,000 charge to interest expense as a result of a beneficial conversion feature of a long-term convertible note payable with our Chairman.  Absent the charge to interest expense of approximately $103,000, the interest expense for the current quarter was approximately $76,632.  The increase was due to  approximately $900,000 or 26% in the outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $4,400,000, compared to approximately $3,500,000  outstanding balance for the comparable 2008 period.

Net Loss.   Net loss for the three months ended September 30, 2009 was $738,424 or $0.02 per share compared to $6,772 or $0.00 per share for the three months ended September 30, 2008.   This increase is primarily attributable to a significant decrease in revenues, decreases in general and administrative expenses, in cost of revenues and licensing and patent expenses, offset by a slight increase in research and development.

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

Total cash on hand at September 30, 2009 was $48,217 as compared with $41,216 at June 30, 2009.    Subsequent to the quarter ended, we have collected the entire outstanding receivable balance of approximately $11,750 at September 30, 2009.  In addition, we received the additional funding of approximately $375,000  from the $600,000 senior convertible note with our Chairman from October 1 to November 12, 2009.

In June 2009, our licensee, Derma Sciences, Inc. launched the commercial sale of BIOGUARDTM an advance wound care product employing our NIMBUS technology.  From the launch date to September 30, 2009, our royalty fees related to this product were approximately $79,574.  In accordance with the terms of the license agreement, the first $75,000 royalty fees from Derma Sciences were offset against the advance payments we received in 2007, the subsequent royalty fees will be at 20% of the net sales as defined in the license agreement.  We are unable to determine how much, if any, of the royalty fee we will receive in the future at this time.  We expect minimal direct expenses in relation to this license agreement.

On April 17, 2009, we and Avery Dennison Corporation (“Avery”) entered into a Joint Development and Exclusive Option Agreement (the “Agreement”) effective as of April 17, 2009 with total value of approximately $100,000 between six to twelve months period.  We anticipated the direct expenses related to this project of approximately $20,000. As of April 30, 2009, we collected $30,000 initial payment under the Agreement.

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

Effective January 1, 2009, our board approved our management team’s action plan to conserve cash and control expenses as follows;

•	Voluntary deferral of $100,000 or 40% of our Chief Executive Officer’s annual salary;
•	Voluntary deferral of totaling $71,250 or 25% of our Vice President of Research and Development and Chief Financial Officer’s annual salary or consulting fee;
•	Reduction of a $75,000 salary position; and
•	Deferral of $20,000 or 20% in patent consulting fee.

Effective February 16, 2009, our board also approved our management team’s additional steps to further conserve cash as follows;

•	Additional voluntary deferral of $25,000 or $125,000 in total or 50% of our Chief Executive Officer’s annual salary;
•	Additional voluntary deferral of totaling $71,250 or $142,500 in total or 50% of our Vice President of Research and Development and Chief Financial Officer’s annual salary or consulting fee;
•	Voluntary deferral of totaling $10,000 or 8% of our Director of Business Development. Effective October 1, 2009, the salary of our Director of Business Development was fully restored.

This action plan went into effect beginning January 1, 2009 and subsequent furthering of voluntary deferral of salaries and consulting fees and will conserve approximately $359,000 in cash for the calendar year 2009.

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

Index

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

In July 2009, we issued 145,000 shares of common stock for an aggregate exercise price of $24,650 in cash from the exercises of options.

Based on our cash position at September 30, 2009, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $143,000 per month or an aggregate of approximately $1,716,000 over the next twelve (12) months, in the following areas:

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

Our current cash balance of $48,217 as of  September 30, 2009, coupled with accounts receivable of approximately $12,000,  which has been subsequently collected after September 30, 2009, the receipt of $325,000 additional amount after September 30, 2009 and  approximately $80,000 remaining balance on or before December 31, 2009 from the $600,000 senior convertible note to our Chairman, will satisfy our cash requirements for approximately more than three (3) months assuming no further receipt of revenues and additional debt or equity financing.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately three (3) months assuming no further receipts of revenues and additional debt or equity financing.

We intend to raise additional cash by means of equity and or debt financing. Additionally, we are implementing a cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. However, our ability to raise cash through equity or debt financing with third parties will be very difficult in the current credit environment.  There are no assurances that any planned equity offering and/or debt financing will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.  Even if we were able to obtain debt or equity financing, the terms of such financing may be very unfavorable to us.

Index

As of September 30, 2009, we have eleven senior convertible notes payable outstanding to our Chairman totaling approximately $4,400,000 including accrued interest with interest rates ranging from 6% to 8% per annum and  maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a $375,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.74 per share, a maturity date of  June 2010, and is secured by our revenues and assets.  In addition, we have four convertible notes payable totaling $103,994 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2010.

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

At September 30, 2009, we had a negative working capital of $1,268,558 that primarily consists of: (a) cash of $48,217; (b) accounts receivable of $11,751; (c) accounts payable of $579,856; (d) accrued expenses of $276,151; (e) unearned revenue of $34,642; and (d) convertible note payable with a related party of $437,877 including accrued interest.  At September 30, 2009, we had a stockholders’ deficit of $5,488,962, a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $405,254 for the three months ended September 30, 2009. Net cash used in investing activities was $7,395.  Net cash provided by financing activities was $419,650, of which   $395,000 was from a senior secured 2009 convertible note 3 and a senior secured 2009 convertible note 2 with our Chairman, and the proceeds of $24,650 in cash from the exercise of stock options.

 During the three months ended September 30, 2008, we received $300,000, of which  $200,000 was part of a $485,000 senior 2008 convertible note 2,  and $100,000 was part of a $150,000 senior  2008 convertible note 3 with our Chairman.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of September 30, 2009:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$4,920,386	$437,877	$103,994	$4,378,515	$-
Operating lease obligations (b)	$32,000	$24,000	$8,000	$-	$-

(a)
The principal and accrued interest on the notes payable owed to the Chairman’s Senior Convertible Notes, to an officer’s convertible note payable, and to a major shareholder’s senior note payable as fully discussed in note 4 of the accompanying condensed footnotes to the   financial statements.

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  September 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended September 30, 2009, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2009, we issued 1,961 shares of our common stock to Mr. Nguyen, our Chief Financial Officer, in exchange for approximately $1,000, which we owed to Mr. Nguyen for services rendered to us. The shares granted to Mr. Nguyen were valued at price of $0.51 per share, for an aggregate price of approximately $1,000. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On August 31, 2009, we issued 1,695 shares of our common stock to Mr. Nguyen in exchange for approximately $1,000, which we owed to Mr. Nguyen for services rendered to us. The shares granted to Mr. Nguyen were valued at price of $0.59 per share, for an aggregate price of approximately $1,000. We relied upon Section 4(2) of the Securities Act  for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 30, 2009, we issued 1,250 shares of our common stock to Mr. Nguyen in exchange for approximately $1,000, which we owed to Mr. Nguyen for services rendered to us. The shares granted to Mr. Nguyen were valued at price of $0.80 per share, for an aggregate price of approximately $1,000. We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information.

None

Item 6.  Exhibits

Exhibit Number	Description

2.1	Merger Agreement dated March 19, 2001 between Above Average Investments Ltd. and Quick-Med Technologies, Inc. (1)

2.2	Amendment to Merger Agreement (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	2009 Senior Convertible Note 3 issued to Michael Granito filed herewith.

10.2	Joint Development and Exclusive Option Agreement by and between Avery Dennison and the Registrant dated as of April 17, 2009(2)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)           Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

(2)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2008.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	November 16, 2009	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer (Principal Executive Officer)

Date	November 16, 2009	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer