Form 10-Q
period 2009-12-31
QUICK-MED TECHNOLOGIES INC
filed 2010-02-16
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009.

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

As of February 12, 2010, there were 31,342,298 shares of common stock, par value $0.0001 per share, outstanding.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31,	June 30,
	2009	2009

Current assets:
Cash and cash equivalents	$37,210	$41,216
Accounts receivable	70,213	18,562
Total current assets	107,423	59,778

Property and equipment, net	10,311	14,969

Other assets:
Prepaid expenses	12,384	9,706
Intangible asset, net	385,697	408,095
Total other assets	398,081	417,801
Total assets	$515,815	$492,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$569,274	$562,611
Unearned revenue	30,356	51,428
Accrued expenses	326,857	233,631
Convertible note payable - officer	105,507	102,482
Convertible note payable - related party	445,438	430,315
Total current liabilities	1,477,432	1,380,467

License payable	160,000	160,000
Long-term liability - convertible note payable - director	4,830,394	3,916,290
Total liabilities	6,467,826	5,456,757

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 31,242,298 and 31,039,707 shares issued and
outstanding at September and June 30, 2009, respectively	3,124	3,104
Additional paid-in capital	12,201,266	11,927,286
Outstanding stock options	3,575,848	3,213,987
Accumulated deficit	(21,732,249)	(20,108,586)
Total stockholders' deficit	(5,952,011)	(4,964,209)
Total liabilities and stockholders' deficit	$515,815	$492,548

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues
Product sales	$116,337	$59,309	$124,308	$770,980
Royalty fees	47,392	-	51,967	-
Research and development service	32,500	48,000	47,500	67,100
License fees	1,786	1,786	3,571	3,571
	198,015	109,095	227,346	841,651

Expenses:
Cost of sales	5,185	2,558	6,344	32,480
Research and development	397,127	317,761	642,817	562,690
General and administrative expenses	392,444	470,575	671,935	808,824
Licensing and patent expenses	89,518	69,762	133,332	117,535
Depreciation and amortization	17,627	17,976	35,603	35,952
Total expenses	901,901	878,632	1,490,031	1,557,481

Income (loss) from operations	(703,886)	(769,537)	(1,262,685)	(715,830)

Other income (expense):
Interest income	17	1,664	24	1,780
Interest expense	(181,370)	(65,018)	(361,002)	(125,614)

Loss before income taxes	(885,239)	(832,891)	(1,623,663)	(839,664)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(885,239)	$(832,891)	$(1,623,663)	$(839,664)

Net loss per share (basic and diluted)	$(0.03)	$(0.03)	$(0.05)	$(0.03)

Weighted average common
shares outstanding (basic and diluted)	31,192,068	30,917,239	31,189,561	30,895,718

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, September 30, 2009	31,189,613	$3,119	$12,084,354	$(20,847,010)	$3,270,575	$(5,488,962)

Stock-based compensation	-	-	-	-	314,773	314,773
Stock issuance for services	2,685	-	2,000	-	-	2,000
Exercise of stock options	50,000	5	19,495	-	(9,500)	10,000
Convertible debt beneficial conversion feature	-	-	95,417	-	-	95,417
Net loss, October 1 to December 31, 2009	-	-	-	(885,239)	-	(885,239)

Balance, December 31, 2009	31,242,298	$3,124	$12,201,266	$(21,732,249)	$3,575,848	$(5,952,011)

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,623,663)	$(839,664)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	35,603	35,952
Stock granted for services	5,000	12,000
Stock-based compensation	397,461	452,127
Interest expense on convertible debt beneficial conversion	198,750	-
(Increase) decrease in:
Accounts receivable	(51,651)	297,705
Prepaid expenses	(2,678)	(7,074)
Increase (decrease) in:
Accounts payable	99,888	(438,796)
Accrued interest	162,252	125,614
Other current liabilities	(21,072)	(5,328)
Net cash used in operating activities	(800,110)	(367,464)

Cash flows from investing activities:
Patents	(8,546)	(4,774)
Net cash used in investing activities	(8,546)	(4,774)

Cash flows from financing activities:
Proceeds from exercise of stock options	34,650	-
Increase in notes payable - officer	-	100,000
Increase in notes payable - director	770,000	350,000
Net cash provided by financing activities	804,650	450,000

Net increase (decrease) in cash and cash equivalents	(4,006)	77,762
Cash and cash equivalents at beginning of period	41,216	72,817
Cash and cash equivalents at end of period	$37,210	$150,579

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock-based compensation	$402,461	$464,127
Interest expense on beneficial conversion	$198,750	$-

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) established general accounting standards and disclosure for subsequent events. The Company adopted FASB Accounting Standards Codification (“ASC”) 855, Subsequent Events (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), on June 30, 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on February 16, 2010.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of December 31, 2009 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended December 31, 2009 and 2008, 12,487,311 and 8,466,160 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of December 31, 2009, the Company’s cash levels did not exceed the federally insured limit. As of December 31, 2009, most of the Company’s accounts receivable was derived from BASF.

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

On November 17, 2009, the Board of Directors (the "Board') granted 681,785 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2009. In addition, the Board granted 248,564 warrants payments to consultants for payments of their services and incentive performance awards.  Of 681,785 stock options grant, approximately 115,428 were awarded to the board members for their services and were vested on the date of grant. Of 248,564 warrants issued, 99,977 warrants were vested immediately on the grant date. The remainder 566,357 stock options and 148,587 warrants were vested one-third immediately, one-third will be vested on November 17, 2010 and the remaining one-third will be vested on November 17, 2011, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.   The exercise price of those stock options and warrants is $0.77 per share.  The weighted average grant date fair value of options and warrants was $0.48 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

On October 27, 2008, the Board of Directors (the “Board”) granted 1,335,102 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2008. In addition, the Board granted 705,302 warrants payments to consultants for payments of their services and incentive performance awards.  Further, 60,000 shares of restricted common stock were issued to a consultant as payment for services.  Of 1,335,102 stock options grant, approximately 464,102 were awarded to the board members for their services and were vested on the date of grant. Of 705,302 warrants issued, 240,302 warrants were vested immediately on the grant date. The remainder 871,000 stock options and 465,000 warrants were vested one-third immediately, one-third were vested on October 27, 2009 and the remaining one-third will be vested on October 27, 2010, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.20 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options and warrants was $0.19 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

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

During the period ended December 31, 2009, 145,000 options were exercised at $0.17 per share or an aggregate price of approximately $24,650 under the July 2004 stock options agreement.  In addition, 50,000 options were exercised at $0.20 per share or an aggregate price of approximately $10,000 under the October 27, 2008 stock options agreement.

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

The weighted average grant date fair value of options and warrants granted during the three and six months ended December 31, 2009 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2,009	2,008	2,009	2,008
Risk free interest rate	3%	3%	3%	3%
Expected life (years)	5	5	5	5
Expected volatility	91%	50% to 161%	91% to 161%	101% to 161%
Expected dividends	None	None	None	None

A summary of options for the periods ended December 31, 2009 and 2008 is shown below:

	December 31, 2009		December 31, 2008
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	4,966,116	$0.53	5,683,544	$0.61
Granted	681,785	0.77	1,335,102	0.20
Exercised	(195,000)	0.18	-	-
Forfeited	-	-	(171,647)	0.57
Expired	(10,000)	0.17	(871,500)	0.55
Outstanding at end of period	5,442,901	$0.55	5,975,499	$0.61
Exercisable at end of period	3,542,452		4,004,295
Available for issuance at end of period	82,687		24,501

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	980,239	$0.31	744,937	$0.48
Granted	248,564	0.77	705,302	0.20
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,228,803	$0.40	1,450,239	$0.48
Exercisable at end of period	1,006,769		1,166,072

NOTE 4 – NOTES PAYABLE

		Interest	Conversion	December	June
Related Party	Maturity	Rate	Price	31, 2009	30, 2009
2007 Senior Convertible Note	2010	8%	$0.74	$375,000	$375,000
Accrued interest				70,438	55,315
Total				$445,438	$430,315

Index

 NOTE 4 – NOTES PAYABLE, continued

		Interest	Conversion	December	June
Officer	Maturity	Rate	Price	31, 2009	30, 2009
2008 Convertible Notes	2010	8%	$0.20	100,000	100,000
Accrued interest				5,507	2,482
Total				$105,507	$102,482

Director
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	-
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	-
2009 Senior Convertible Note 3	2013	8%	$0.60	570,000	-
Accrued interest				552,814	408,710
Total long term note payable				4,830,394	3,916,290

Total debt				$5,381,339	$4,449,087

Index
NOTE 4 – NOTES PAYABLE, continued

In November 2009, the Company finalized and issued a $600,000 2009 senior convertible note payable (“2009 Note 3”) to its Chairman.  The Company received the borrowings (the "Advances") in a series of $45,000 on September 8, 2009, $25,000 on September 11, 2009, $125,000 on September 23, 2009, $100,000 on October 14, 2009, $50,000 on October 28, 2009, $175,000 on November 12, 2009, and  $50,000 on December 14, 2009 totaling $570,000.  In accordance with the terms of the 2009 Note 3, the Company will receive approximately an additional $30,000 on or about December 31, 2009, which was extended to March 15, 2010.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $198,000 as an interest expense to date for the Advances received as a result of the beneficial conversion feature.  As part of the terms of this note, the maturity dates of all other outstanding senior convertible notes owed to its Chairman are extended to December 31, 2013.

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

At December 31, 2009, the Company accrued interests of $552,814, $70,438 and $5,507 on the convertible notes with the director, the convertible note with a related party, and the convertible note with the officer respectively.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$3,907	$3,907	-	-
Total financial assets	$3,907	$3,907	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$5,464,133	-	-	$5,464,133
Total financial liabilities	$5,464,133	-	-	$5,464,133

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

Index

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with its Chairman, a major stockholder, and an officer during the periods ended December 31, 2009 and June 30, 2009.

NOTE 7  – SUBSEQUENT EVENTS

In February 2010, the Company signed a placement agent agreement with an investment banker on a non exclusive basis to raise up to $5,000,000 in order to meet our current operating cash needs and  to execute our business plan.  The Company issued 100,000 restricted shares of common stock as part of the fee arrangement with the investment banker.

On February 8, 2010, the Company and Derma Sciences, Inc. ("Derma"), our licensee, amended the Patent and Technology License Agreement ("Agreement") dated March 23, 2007, to modify the products mix, to accelerate the commercialization dates of these products, and to extend the term of the Agreement for an  additional three years subject to meeting certain conditions, among other terms.   These conditions include (1) the execution of a private label agreement with a national manufacturer and distributor of health care supplies and services by March 1, 2010; (2) the commercialization of a product incorporating NIMBUS technology no later than 120 days after the execution of said agreement; and (3) the performance by Derma to meet the cumulative minimum royalties requirement of Contract Years 1 and 2, as defined, by the end of Contract Year 2.

In February 2010, Derma has executed a private label agreement with a national manufacturer and distributor of health care supplies and services.  Hence, Derma has met one of the three conditions in order to extend the term of the Agreement.

Subsequent to December 31, 2009, the Company received advances totaling approximately $145,000 from the Chairman, of which the terms are yet to be determined.

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

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the  medical, consumer, and healthcare markets. Our  four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay FreshTM , a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDermTM , a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs and for applications involving medical devices such as catheters, tubing, films and coatings; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional market in late June 2009.  The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been developed in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including the consumer textile market.  NimbuDerm is also a technology currently being developed.

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

Our business model has been to attempt to develop the following revenue segments:

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

Uncertainties or trends that may affect our business also include the possibility (i) that known or unknown competitors may develop products with similar applications to our proposed products, which may prove to be superior in performance and/or price to our products and (ii) that proposed applications involving our products have collateral effects which render the application undesirable or unmarketable.

Recent Developments

On February 8, 2010, we and Derma Sciences, Inc. ("Derma"), our licensee,   amended the Patent and Technology License Agreement ("Agreement") dated March 23, 2007, to modify the products mix, to accelerate the commercialization dates of these products, and to extend the term of the Agreement  additional three years subject to meeting certain conditions, among other terms.  The amendment requires fulfillment of certain conditions including (1) the execution of a private label agreement with Medline Industries, Inc. ("Medline"), a national manufacturer and distributor of health care supplies and services by March 1, 2010; (2) the commercialization of a product incorporating NIMBUS technology  by Medline no later than 120 days after the execution of said agreement; and (3) the performance by Derma to meet the cumulative minimum royalties requirement of Contract Years 1 and 2, as defined, by the end of Contract Year 2.

As of February 8, 2010, Derma has executed a private label agreement with Medline and has met one of the three conditions in order to extend the term of the Agreement.

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

Capital Expenditures and Requirements

From 2000 to December 2009, we have spent approximately $836,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobelny with our common stock and cash for the exclusive license of the Ilomastat technology, which they invented.

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

Results of Operations

Comparison of Six Months Ended December 31, 2009 and 2008

Revenues.     During the six months ended December 31, 2009 we had $227,346 of revenues, compared to $841,651 of revenues for the six months ended December 31, 2008, representing a 73% decrease in our revenues.  Our revenues during the six months ended December 31, 2009 consisted of: (a) $124,308, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $51,967 royalty fees from the sales of BIOGUARDTM advanced wound care product by Derma Sciences, Inc., our licensee.  This product was launched in late June 2009 and the royalty fees related to the sales of this product were $126,966 from the period from June to December 31, 2009.  However, $75,000 was credited against the advance royalty fees we had previously received in accordance with the terms of the license agreement.  There are no further credits against future royalty fees; (c) $47,500, which represented the revenue earned from the joint development program with Avery Dennison; and (d) $3,571, which represented the earned portion of the license  fee from Derma Sciences, Inc.  Given the current state of the economy,  in particular in the retail cosmetic industry, we cannot anticipate  our share of the product sales by BASF for the subsequent quarters given market uncertainties.

Our revenues during the six months ended December 31, 2008 consisted of (a) $770,980, which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $67,100, which represented the revenue earned from the joint development program with Mölnlycke Health Care AB; and (c) $3,571, which represented the earned portion of the license  fee from Derma Sciences, Inc.

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

Operating Loss.  Operating loss for the six months ended December 31, 2009 was $1,262,685 as compared to $715,830 in operating loss for the six months ended December 31, 2008, representing an increase of 76% or $546,855 in operating loss. The increase in operating loss was primarily attributable to a decrease in revenues of $614,305 partially offset by a decrease in expenses of $67,450 for the six months ended December 31, 2009.   The decrease in expenses was primarily due to the following:  (a) a decrease of $136,889 or 17% in general and administrative expenses; (b) a decrease of $26,136 or 80% in cost of revenues; offset by (c) an increase in research and development expenses of $80,127 or 14%; and (d) an increase of $15,797 or 13% in licensing and patent expenses to the amount in the comparable prior period, as described in more detail below.

Research and Development Expense.  Research and development expense increased by $80,127 or 14% to $642,817 for the six months ended December 31, 2009, from $562,690 for the six months ended December 31, 2008.  The increase in research and development expense is primarily attributable the subcontractor expenses related to the SBIR phrase II program, which is scheduled to be completed in March 2010, and more utilization of outside lab services in prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased by $136,889 or 17% to $671,935 for the six months  ended December 31, 2009, from $808,824 for the six months ended December 31, 2008.  This decrease in our general and administrative expenses is primarily attributed to a reduction of personnel, lower expenses directly related to a decline in product sales and expenses control.

Licensing and Patent Expense.  Licensing and patent expense increased by $15,797 or 14% to $133,332 for the six months ended December 31, 2009 from $117,535 for the six months ended December 31, 2008.  This increase was primarily due to higher annual annuity fees for our patents and patent applications and more annuity fees for more patent applications than those of prior comparable period.

Interest Expense.  Interest expense for the six months ended December 31, 2009 increased $235,388 or 187% to $361,002 compared to $125,614 the six months ended December 31, 2008.  This increase was mainly due to approximately $199,000 non-cash charge to interest expense as a result of a beneficial conversion feature of a long-term convertible note payable with a related party, the Chairman of our Board of Directors.  Absent the non-cash charge to interest expense of approximately $199,000, the interest expense for the six months ended December 31, 2009 was approximately $162,000.  The increase was due to  approximately $1,100,000 or 35% in the outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $4,300,000, compared to approximately $3,200,000  outstanding balance for the comparable 2008 period.

Net Loss.   Net loss for the six months ended December 31, 2009  was $1,623,663 or $0.05 per share compared to $839,664 or $0.03 per share for the six months ended December 31, 2008.   This increase is primarily attributable to a decrease in revenues, increases in research and development, licensing and patent expenses and interest expense, offset by decreases in general and administrative expenses and cost of revenues.

Index
Comparison of Three Months Ended December 31, 2009 and 2008

Revenues.     During the three months ended December 31, 2009 we had $198,015 of revenues, compared to $109,095 of revenues for the three months ended December 31, 2008, representing a 82% or $88,920  increase in our revenues.  Our revenues during the three months ended December 30, 2009 consisted of: (a) $116,337, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $47,392 royalty fees from the sales of BIOGUARDTM advanced wound care product by Derma Sciences, Inc., our licensee; (c)$32,500, which represented the revenue earned from the joint development program with Avery Dennison; and (c) $1,786, which represented the earned portion of the license  fee from Derma Sciences, Inc.

Our revenues during the three months ended December 31, 2008 consisted of (a) $59,309, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C.; (b) $48,000, which represented the revenue earned from the joint development program with Mölnlycke Health Care AB; and (c) $1,786, which represented the earned portion of the license  fee from Derma Sciences, Inc.

Operating Loss.  Operating loss for the three months ended December 31, 2009 was $703,886 as compared to $769,537 in operating loss for the three months ended December 31, 2008, representing a decrease of $65,651 or 9% in operating loss. The decrease in operating loss was primarily attributable to an increase in revenues of $88,920 offset by with an increase in expenses of $23,269 for the three months ended December 31, 2009.   The increase in expenses was primarily due to the following:  (a) an increase of $79,366 or 25% in research and development expenses; (b) an increase of $19,756 or 28% in licensing and patent expenses; and (c) an increase of $2,627 or 103% in cost of revenues; offset by (d) a decrease of $78,131 or 17% in general and administrative expenses to the amount in the comparable prior period, as described in more detail below.

Research and Development Expense.  Research and development expense increased by $79,366 or 25% to $397,127 for the three months ended December 31, 2009, from $317,761 for the three months ended December 31, 2008.  The increase in research and development expense is primarily attributable the subcontractor expenses related to the SBIR phrase II program incurred in this quarter, which is scheduled to be completed in March 2010.

General and Administrative Expense.  General and administrative expense decreased by $78,131 or 17% to $392,444 for the three months  ended December 31, 2009, from $470,575 for the three months ended December 31, 2008.  This decrease in our general and administrative expenses is primarily attributed to a reduction of personnel, lower expenses directly related to a decline in product sales and expenses control.

Licensing and Patent Expense.  Licensing and patent expense increased by $19,756 or 28% to $89,518 for the three months ended December 31, 2009 from $69,762 for the three months ended December 31, 2008.  This increase was primarily due to higher annual annuity fees for our patents and patent applications and more annuity fees for more patent applications than those of prior comparable period.

Interest Expense.  Interest expense for the three months ended December 31, 2009 increased $116,352 or 179% to $181,370 compared to $65,018 the three months ended December 31, 2008.  This increase was mainly due to approximately $95,000 non-cash charge to interest expense as a result of a beneficial conversion feature of a long-term convertible note payable with our Chairman.  Absent the non-cash charge to interest expense of approximately $95,000, the interest expense for this quarter was approximately $86,953. The increase was due to  approximately $1,100,000 or 35% in the outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $4,300,000, compared to approximately $3,200,000  outstanding balance for the comparable 2008 period.

Net Loss.   Net loss for the three months ended December 31, 2009 was $885,239 or $0.03 per share compared to $832,891 or $0.03 per share for the three months ended December 31, 2008.   This increase is primarily attributable to an increase in interest expense, increases in research and development expenses, in licensing and patent expenses and cost of revenues, offset by an increase in revenues and a decrease in general and administrative expenses .

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

Total cash on hand at December 31, 2009 was $37,210 as compared with $41,216 at June 30, 2009.    Subsequent to the quarter ended, we have collected the entire outstanding receivable balance of approximately $70,213 at December 31, 2009.  In addition, we received the advances of approximately $95,000  from our Chairman and approximately $7,800 of proceeds from the exercises of stock options and warrants.

In June 2009, our licensee, Derma Sciences, Inc. launched the commercial sale of BIOGUARDTM an advance wound care product employing our NIMBUS technology.  From the launch date to December 31, 2009, our royalty fees related to this product were approximately $126,966.  In accordance with the terms of the license agreement, the first $75,000 royalty fees from Derma Sciences were offset against the advance payments we received in 2007, the subsequent royalty fees will be at 20% of the net sales as defined in the license agreement.  We are unable to determine how much, if any, of the royalty fee we will receive in the future at this time.  We expect minimal direct expenses in relation to this license agreement.

On April 17, 2009, we and Avery Dennison Corporation (“Avery”) entered into a Joint Development and Exclusive Option Agreement (the “Agreement”) effective as of April 17, 2009 with total value of approximately $100,000 between six to twelve months period.  We anticipated the direct expenses related to this project of approximately $20,000. As of December 31, 2009, we have collected payments of $60,000  under the Agreement.

In September 2006, we received the SBIR Phase II grant, which included including the option of SBIR Phase I, totaling approximately $840,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses.  To date, we received approximately $502,000 and incurred approximately $228,000 in expenses to subcontractors and other direct expenses.

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

Equity Financing and our Cash Requirements

On February 8,  2010, we signed a placement agent agreement with an investment banker on a non exclusive basis to raise up to $5,000,000 in order to meet our current operating cash needs and  to execute our business plan.  We cannot assure you that we will raise a sufficient amount of capital, if any, through this investment banker.

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

In December 2009, we issued 50,000 shares of common stock for an aggregate exercise price of $10,000 in cash from the exercise of options.

In January 2010, we issued 5,000 shares of common stock for an aggregate exercise price of $1,000 in cash from the exercises of options.

In February 2010, we issued 10,000 shares of common stock for an aggregate exercise price of $6,800 in cash from the exercises of warrants.

Based on our cash position at December 31, 2009, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $143,000 per month or an aggregate of approximately $1,716,000 over the next twelve (12) months, in the following areas:

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

Our current cash balance of $37,210 as of  December 31, 2009, coupled with accounts receivable of approximately $70,213,  which has been subsequently collected after December 31, 2009, the receipt of $145,000 advances after December 31, 2009, $7,800 from the proceeds of the exercises of stock options and warrants,  and  approximately $30,000 remaining balance on or before February 28, 2010 from the $600,000 senior convertible note to our Chairman, will satisfy our cash requirements for approximately  two (2) months assuming no further receipt of revenues and additional debt or equity financing.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately  two (2) months assuming no further receipts of revenues and additional debt or equity financing.

We are attempting to raise additional cash by means of equity and or debt financing. Additionally, we are implementing a cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. However, our ability to raise cash through equity or debt financing with third parties will be very difficult in the current credit environment.  There are no assurances that any planned equity offering and/or debt financing will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.  Even if we were able to obtain debt or equity financing, the terms of such financing may be very unfavorable to us.

Index
As of December 31, 2009, we have eleven senior convertible notes payable outstanding to our Chairman totaling approximately $4,400,000 including accrued interest with interest rates ranging from 6% to 8% per annum and  maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a $375,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.74 per share, a maturity date of  June 2010, and is secured by our revenues and assets.  In addition, we have four convertible notes payable totaling $103,994 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2010.

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

At December 31, 2009, we had a negative working capital of $1,370,009 that primarily consists of: (a) cash of $37,210; (b) accounts receivable of $70,213; (c) accounts payable of $569,274; (d) accrued expenses of $326,857; (e) unearned revenue of $30,356; and (d) convertible note payables with an officer and a related party of $550,945 including accrued interest.  At December 31, 2009, we had a stockholders’ deficit of $5,952,011, a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions.

Cash used in operating activities was $800,110 for the six months ended December 31, 2009. Net cash used in investing activities was $8,546.  Net cash provided by financing activities was $804,650, of which   $770,000 was from a senior secured 2009 convertible note 3 and a senior secured 2009 convertible note 2 with our Chairman, and the proceeds of $34,650 in cash from the exercise of stock options.

 During the six months ended December 31, 2008, we received $450,000, of which $350,000 was from a  senior secured 2008 convertible note 3 with our Chairman, and the $100,000 convertible notes with one of our officers.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2009:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$4,830,394	$-	$-	$4,830,394	$-
Operating lease obligations (b)	$26,000	$24,000	$2,000	$-	$-

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  December 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended December 31, 2009, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2009, we issued 1,333 shares of our common stock to Mr. Nguyen, our Chief Financial Officer, in exchange for approximately $1,000 of services from Mr. Nguyen. The shares granted to Mr. Nguyen were valued at price of $0.75 per share, for an aggregate price of approximately $1,000. We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted an option to acquire 90,000 shares of restricted common stock at an exercise price of $0.77 per share.  These stock options were issued to Mr. Gerald M. Olderman as a performance bonus in connection with Mr. Olderman position as our Vice President of Research and Development and Commercialization.  We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Olderman stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted an option to acquire 52,715 shares of restricted common stock at an exercise price of $0.77 per share to Mr. George E. Friel for his services as a member of the board of directors, audit, compensation and executive committees.  In addition, we granted an option to acquire 10,000 shares of restricted common stock at an exercise price of $0.77 per share as a performance bonus.  We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these stock options issued to Mr. Friel stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted an option to acquire 49,082 shares of restricted common stock at an exercise price of $0.77 per share to Mr. Gregory S. Schultz for his services as a member of the board of directors and licensing committee. Further, we granted to Mr. Schultz an option to acquire 10,000 shares of restricted common stock at an exercise of $0.77 per share as a performance bonus.  In addition, we granted a stock warrant to acquire 70,444 shares of restricted common stock at an exercise price of $0.77 per share for his scientific and clinical consulting services and related bonus award.  We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Schultz stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted an option to acquire 23,631 shares of restricted common stock at an exercise price of $0.77 per share to Mr. Richard F. Caffrey for his services as a member of the board of directors, audit and licensing committees for the six month period during the fiscal year 2009.  We relied upon section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these stock options issued to Mr. Caffrey stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index

On November 17, 2009, we granted to Mr. Nam Nguyen an option to acquire 121,765 shares of restricted common stock at an exercise price of $0.77 per share. These stock warrants were issued to Mr. Nguyen as a partial payment for his service and a performance bonus in connection with Mr. Nguyen’s position as our Chief Financial Officer.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Nguyen stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted to Mr. Christopher Batich an option to acquire 56,555 shares of restricted common stock at an exercise price of $0.77 per share. These stock options were issued to Mr. Batich in connection with his services and related bonus award as our Consultant for Bioengineering and Material Science.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Batich stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted to Mr. Roy Carr an option to acquire 62,500 shares of restricted common stock at an exercise price of $0.77 per share. These stock options were issued to Mr. Carr as a performance bonus in connection with his position as our Director of Medical Devices.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Carr stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted to Mr. William Toreki, III an option to acquire 70,357 shares of restricted common stock at an exercise price of $0.77 per share. These stock options were issued to Mr. Toreki as a performance bonus in connection with his position as our laboratory Director and Senior Polymer Scientist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Toreki stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted to Mr. Bernd Liesenfeld an option to acquire 30,000 shares of restricted common stock at an exercise price of $0.. These stock options were issued to Mr. Liesenfeld as a performance bonus in connection with his position as our Senior Material Scientist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Liesenfeld stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted to Ms. Susan Leander an option to acquire 22,500 shares of restricted common stock at an exercise price of $0.77 per share. These stock options were issued to Ms. Leander as a performance bonus in connection with her position as our Material Scientist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Ms. Leander stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted to Mr. David Moore an option to acquire 25,500 shares of restricted common stock at an exercise price of $0.77 per share. These stock options were issued to Mr. Moore as a performance bonus in connection with his position as our Senior Microbiologist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Mr. Moore stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted to Ms. Albina Mikhaylova an option to acquire 25,500 shares of restricted common stock at an exercise price of $0.77 per share. These stock options were issued to Ms. Mikhaylova as a performance bonus in connection with her position as our  Senior Scientist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Ms. Mikhaylova stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Index
On November 17, 2009, we granted to Ms. Jillian Vella an option to acquire 10,000 shares of restricted common stock at an exercise price of $0.77 per share. These stock options were issued to Ms. Vella  as a performance bonus in connection with her position as our  Microbiologist.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the stock options issued to Ms. Vella stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 17, 2009, we granted to Mr. David A. Lane an option to acquire  10,000 shares of restricted common stock at an exercise price of $0.77 per share. These stock options were issued to Mr. Lane as a performance bonus in connection with his position as our Lab Technician.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the  stock options issued to Mr. Lane stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 30, 2009, we issued 1,351 shares of our common stock to Mr. Nguyen in exchange for approximately $1,000 of services from Mr. Nguyen. The shares granted to Mr. Nguyen were valued at price of $0.74 per share, for an aggregate price of approximately $1,000. We relied upon Section 4(2) of the Securities Act  for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the stock certificate representing the shares issued to Mr. Nguyen stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On February 8, 2010, we  issued 100,000 shares of restricted common stock valued at a price of $0.70 per share, for an aggregate price of $70,000, the then current market value of our common stock to granted to Midtown Partners & Co., LLC,  as part of the fee arrangement for their services.  We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing the  stock options issued to Midtown Partners & Co., LLC, stating the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information.

None

Item 6.  Exhibits

Exhibit Number	Description

2.1	Merger Agreement dated March 19, 2001 between Above Average Investments Ltd. and Quick-Med Technologies, Inc. (1)

2.2	Amendment to Merger Agreement (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Joint Development and Exclusive Option Agreement by and between Avery Dennison and the Registrant dated as of April 17, 2009(2)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)           Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

(2)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2009.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	February 16, 2010	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer (Principal Executive Officer)

Date	February 16, 2010	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer