Form 10-Q
period 2010-03-31
QUICK-MED TECHNOLOGIES INC
filed 2010-05-17
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

As of May14, 2010, there were 31,357,298 shares of common stock, par value $0.0001 per share, outstanding.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
 (UNAUDITED)

ASSETS
	March 31,	June 30,
	2010	2009

Current assets:
Cash and cash equivalents	$846,182	$41,216
Accounts receivable	353,128	18,562
Total current assets	1,199,310	59,778

Property and equipment, net	8,157	14,969

Other assets:
Prepaid expenses	11,020	9,706
Intangible asset, net	373,120	408,095
Total other assets	384,140	417,801
Total assets	$1,591,607	$492,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$616,438	$562,611
Unearned revenue	103,143	51,428
Accrued expenses	57,807	99,931
Accrued liability to officers	345,125	133,700
Note payable - director	217,329	-
Convertible note payable - officer	107,479	102,482
Total current liabilities	1,447,321	950,152

License payable	160,000	160,000
Long-term liability - convertible note payable	250,055	-
Long-term liability - convertible note payable - related party	1,053,131	430,315
Long-term liability - convertible note payable - director	4,938,741	3,916,290
Total liabilities	7,849,248	5,456,757

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 31,357,298 and 31,039,707 shares issued and
outstanding at March 31, 2010 and June 30, 2009, respectively	3,136	3,104
Additional paid-in capital	13,184,121	11,927,286
Outstanding stock options	3,686,911	3,213,987
Accumulated deficit	(23,131,809)	(20,108,586)
Total stockholders' deficit	(6,257,641)	(4,964,209)
Total liabilities and stockholders' deficit	$1,591,607	$492,548

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues
Product sales	$186,398	$11,646	$310,706	$782,626
Royalty fees	61,106	-	113,073	-
Research and development service	115,000	113,750	162,500	180,850
License fees	2,213	1,786	5,785	5,357
	364,717	127,182	592,064	968,833

Expenses:
Cost of sales	7,899	1,085	14,243	33,565
Research and development	278,216	244,627	921,034	807,317
General and administrative expenses	395,221	276,221	1,068,951	1,085,045
Licensing and patent expenses	70,975	50,938	202,511	168,474
Depreciation and amortization	17,627	17,976	53,230	53,928
Total expenses	769,938	590,847	2,259,969	2,148,329

Income (loss) from operations	(405,221)	(463,665)	(1,667,905)	(1,179,496)

Other income (expense):
Interest income	9	497	33	2,277
Interest expense	(994,348)	(64,674)	(1,355,350)	(190,287)

Loss before income taxes	(1,399,560)	(527,842)	(3,023,222)	(1,367,506)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(1,399,560)	$(527,842)	$(3,023,222)	$(1,367,506)

Net loss per share (basic and diluted)	$(0.04)	$(0.02)	$(0.10)	$(0.04)

Weighted average common
shares outstanding (basic and diluted)	31,309,130	30,941,182	31,228,688	30,897,907

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, December 31, 2009	31,242,298	$3,124	$12,201,266	$(21,732,249)	$3,575,848	$(5,952,011)

Stock-based compensation	-	-	-	-	112,013	112,013
Exercise of stock options	15,000	2	8,748	-	(950)	7,800
Stock issuance for services	100,000	10	69,990	-	-	70,000
Convertible debt beneficial conversion feature	-	-	904,117	-	-	904,117
Net loss, January 1 to March 31, 2010	-	-	-	(1,399,560)	-	(1,399,560)

Balance, March 31, 2010	31,357,298	$3,136	$13,184,121	$(23,131,809)	$3,686,911	$(6,257,641)

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net loss	$(3,023,222)	$(1,367,506)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	53,230	53,928
Stock granted for services	75,000	15,000
Stock-based compensation	509,474	537,710
Interest expense on convertible debt beneficial conversion	1,102,867	-
(Increase) decrease in:
Accounts receivable	(334,566)	336,215
Prepaid expenses	(1,315)	(5,733)
Increase (decrease) in:
Accounts payable	53,826	(419,466)
Accrued interest	174,648	190,287
Other current liabilities	221,017	58,797
Net cash used in operating activities	(1,169,041)	(600,768)

Cash flows from investing activities:
Patents	(11,443)	(9,631)
Net cash used in investing activities	(11,443)	(9,631)

Cash flows from financing activities:
Proceeds from exercise of stock options	42,450	5,000
Increase in notes payable	250,000	-
Increase in notes payable - related party	678,000	-
Increase in notes payable - officer	-	100,000
Increase in notes payable - director	1,015,000	455,000
Net cash provided by financing activities	1,985,450	560,000

Net increase (decrease) in cash and cash equivalents	804,966	(50,399)
Cash and cash equivalents at beginning of period	41,216	72,817
Cash and cash equivalents at end of period	$846,182	$22,418

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock-based compensation	$509,474	$537,710
Interest expense on beneficial conversion	$1,102,867	$-

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) established general accounting standards and disclosure for subsequent events. The Company adopted FASB Accounting Standards Codification (“ASC”) 855, Subsequent Events (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), on June 30, 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of March 31, 2010 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended March 31, 2010 and 2009, 14,770,135 and 10,840,329 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

The Company recognizes revenue of its research and development service including the small business innovation research program and the US Army medical research program based on the research workperformed in accordance with the program requirements or statements of work for the joint development agreements.

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of March 31, 2010, the Company’s cash levels did exceed the federally insured limit by approximately $627,000. As of March 31, 2010, most of the Company’s accounts receivable was derived from BASF and US Army.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued an amendment to accounting standards addressing fair value measurements and disclosures which requires reporting entities to make new disclosures about recurring and nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The revised accounting standard also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. The adoption of this new standard in 2010 did not impact the Company's financial position or results of operations as it is disclosure-only in nature.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification in the third quarter of 2009, and the adoption did not have any impact on its results of operations or financial position.

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

On November 17, 2009, the Board of Directors (the "Board') granted 681,785 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2009. In addition, the Board granted 248,564 warrants payments to consultants for payments of their services and incentive performance awards.  Of 681,785 stock options grant, approximately 115,428 were awarded to the board members for their services and were vested on the date of grant. Of 248,564 warrants issued, 99,977 warrants were vested immediately on the grant date. The remainder 566,357 stock options and 148,587 warrants were vested one-third immediately, one-third will be vested on November 17, 2010 and the remaining one-third will be vested on November 17, 2011, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.   The exercise price of those stock options and warrants is $0.77 per share.  The weighted average grant date fair value of options and warrants was $0.48 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.  On March 31, 2010, approximately 23,631 options were forfeited.

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

During the period ended March 31, 2010, 145,000 options were exercised at $0.17 per share or an aggregate price of approximately $24,650 under the July 2004 stock options agreement.  In addition, 55,000 options were exercised at $0.20 per share or an aggregate price of approximately $11,000 under the October 27, 2008 stock options agreement, and 10,000 options were exercised at $0.68 per share or an aggregate price of $6,800.  During the period ended March 31, 2009, 29,412 options were exercised at $0.17 per share or an aggregate price of $5,000.

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

The weighted average grant date fair value of options and warrants granted during the three and nine months ended March 31, 2010 and 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2,010	2,009	2,010	2,009
Risk free interest rate	3%	3%	3%	3%
Expected life (years)	5	5	5	5
Expected volatility	91%	50% to 161%	91% to 161%	101% to 161%
Expected dividends	None	None	None	None

A summary of options for the periods ended March 31, 2010 and 2009 is shown below:

	March 31, 2010		March 31, 2009
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	4,966,116	$0.53	5,683,544	$0.61
Granted	681,785	0.77	1,335,102	0.20
Exercised	(210,000)	0.20	29,412	0.17
Forfeited	(23,631)	0.77	(230,343)	0.47
Expired	(10,000)	0.17	(871,500)	0.55
Outstanding at end of period	5,404,270	$0.55	5,946,215	$0.53
Exercisable at end of period	3,803,034		4,148,523
Available for issuance at end of period	106,318		53,785

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended March 31, 2010 and 2009:

	March 31, 2010		March 31, 2009
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	980,239	$0.31	744,937	$0.48
Granted	248,564	0.77	705,302	0.20
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,228,803	$0.40	1,450,239	$0.48
Exercisable at end of period	1,057,902		1,204,822

Index

NOTE 4 – NOTES PAYABLE

Short-Term Note

		Interest	Conversion	March	June
Director	Maturity	Rate	Price	31, 2010	30, 2009
Note Payable	2011	8%	None	$215,000	$-
Accrued interest				2,329	-
Total				$217,329	$-

Officer
2008 Convertible Notes	2010	8%	$0.20	100,000	100,000
Accrued interest				7,479	2,482
Total				$107,479	$102,482

Long-Term Note

		Interest	Conversion	March	June
Related Party	Maturity	Rate	Price	31, 2010	30, 2009
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$375,000
Accrued interest				131	55,315
Total				$1,053,131	$430,315

Others
Senior Convertible Notes	2014	8%	$1.00	250,000	-
Accrued interest				55	-
Total				$250,055	$-

Index

 NOTE 4 – NOTES PAYABLE, continued

Long-Term Note

		Interest	Conversion	March	June
	Maturity	Rate	Price	31, 2010	30, 2009
Director
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	-
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	-
2009 Senior Convertible Note 3	2013	8%	$0.60	600,000	-
Accrued interest				631,161	408,710
Total				$4,938,741	$3,916,290

Total long term note payable				$6,241,927	$4,346,605

Total debt				$6,566,735	$4,449,087

Index

NOTE 4 – NOTES PAYABLE, continued

On March 31, 2010, the Company issued a senior convertible promissory note to a major shareholder for the principal amount of $1,053,000, which consisted of $600,164 in cash, $375,000 principal balance of a prior senior convertible note together with unpaid accrued interest thereon of $77,836.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 Note 3 to the Chairman and the senior convertible notes totaling $250,000 as described below.  This note has an annual interest rate of 8%, a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $859,950 as an interest expense as a result of the beneficial conversion feature.

On March 31, 2010, the Company issued two senior convertible promissory notes totaling $250,000 to third parties.  These senior convertible notes are secured by the Company’s revenues and assets with the same priority as the 2009 Note 3 to the Chairman and the senior convertible note to a major shareholder. These notes have an annual interest rate of 8% with a maturity date of June 30, 2014.  These notes have the convertible price of $1.00 per share of common stock.  The Company has recorded approximately $22,500 as an interest expense as a result of the beneficial conversion feature.

Effective March 15, 2010, the Company issued a $215,000 promissory note payable to its Chairman.  The Company received the borrowings (the "Advances") in a series of $50,000 on January 29, February 12 and March 15, 2010, $34,000 on January 13, 2010, $11,000 on January 14, 2010, and $20,000 on February 26, 2010 totaling $215,000. This note is secured by the Company’s revenues and assets.  In addition, the note has a 8% interest rate per annum and has a maturity date of March 12, 2011.

In November 2009, the Company finalized and issued a $600,000 2009 senior convertible note payable (“2009 Note 3”) to its Chairman.  The Company received the borrowings (the "Advances") in a series of $45,000 on September 8, 2009, $25,000 on September 11, 2009, $125,000 on September 23, 2009, $100,000 on October 14, 2009, $50,000 on October 28, 2009, $175,000 on November 12, 2009,   $50,000 on December 14, 2009, and $30,000 on February 26, 2010 totaling $600,000.   This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below with a 8% annual interest rate and has a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $215,500 as an interest expense to date for the Advances received as a result of the beneficial conversion feature.  As part of the terms of this note, the maturity dates of all other outstanding senior convertible notes owed to its Chairman are extended to December 31, 2013.

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

In June 2007, the Company issued two other 2007 senior convertible note payables to its Chairman and a major stockholder for $375,000 each.  These two senior convertible note payables are secured by the Company’s revenues and assets.  The Company may prepay the principal and interest upon meeting certain cash flow requirements and the approval of the board.  As described above, on March 31, 2010, the $375,000 senior convertible note to a major shareholder together with the unpaid accrued interest thereon was combined as part of the new senior convertible note of $1,053,000 principal balance and new terms including a new maturity date of December 31, 2013.

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

At March 31, 2010, the Company accrued interests of $631,161, $131, $7,479, and $55 on the convertible notes with the director, the convertible note with a related party, the convertible note with the officer, and the convertible notes with third parties, respectively

Index

NOTE 5  – FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$230,916	$230,916	-	-
Total financial assets	$230,916	$230,916	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$6,349,406	-	-	$6,413,779
Total financial liabilities	$6,349,406	-	-	$6,413,779

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

 (2) Convertible Notes Payable

         As fully described in Note 4, the Company’s convertible notes payable are long-term debts with fixed interest rates and the conversion rates at market at the time the funds were received.  In addition, most of these notes are collateralized by the Company’s assets and revenues.  Further, the debt holders are major shareholders and third parties. The Company is in a start up phase. The Company estimates the fair value of the convertible notes for disclosure purposes by discounting the future cash flows using rates of debts that management believes are similar in terms and maturity.  The Company's short-term convertible note payable is approximate market value.

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with its Chairman, a major stockholder, and an officer during the periods ended March 31, 2010 and June 30, 2009.  As of March 31, 2010, the Company owed its officers of approximately $345,125 for deferral of salaries and fees.  In May 2010, the Company agreed to accrue interest on the outstanding balances at the 8% interest rate per annum effective April 1, 2010 with the payment and other terms to be determined.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended June 30, 2009.   The terms “Quick-Med”, "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements."  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products;  (f) there is no assurance that our technologies or products  will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore,  should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt or equity financings, but there are no assurances that these revenues and  financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to our Chairman of the Board and a major shareholder, who have  funded our operations, debt obligations that  are secured by our assets and revenues and  are senior obligations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; and (k) other risk factors discussed in our annual report  for the fiscal year ended June 30, 2009 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the   consumer and healthcare markets. Our  four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay FreshTM , a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDermTM , a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs, and for applications involving medical devices such as catheters, tubing, films and coatings; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional market in late June 2009.  The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been developed in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including the consumer textile market.  NimbuDerm is also a technology currently being developed.

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

Index

Overview of Our Third Quarter 2010

•
Revenues increased $237,535 to $364,717 during the third quarter of 2010 compared to the same period in 2009. The increase was primarily due to an increase in royalties in the form of revenue share from product sales by BASF and new royalty fees from the sales of BIOGUARDTM. However, revenues decreased by 39% to $592,064 during the nine months ended March 31, 2010 compared to the same period in 2009. The decrease was primarily due to the current state of the economy, in particular in the retail cosmetic industry.

•
Interest expense, research and development, general and administrative and licensing and patent expenses increased 1,437% to $994,348, 14% to $278,216, 43% to $395,221 and 39% to $70,975, respectively, during the third quarter of 2010 compared to the same period in 2009 primarily due to a $900,000 non-cash charge to interest expense as a result of a beneficial conversion feature of long term convertible notes payable to a major shareholder, our Chairman and third parties, higher expenses related to the SBIR phase II program, higher financing and regulatory expenses, higher patent related expenses, additional share-based compensation expenses, increased travel expenses related to business development and expenses related to product sales.

•
Net loss was $1,399,560 or $0.04 per share for the third quarter of 2010 compared to $527,842 or $0.02 per share for the same period in 2009. This increase is primarily due to an increase in interest expense, increases in research and development expenses, general and administrative expenses, licensing and patent expenses and cost of revenues, offset by an increase in revenues.

•
As of the  end of the third quarter of 2010, our cash balance of $846, 182, coupled with accounts receivable of approximately $353,128, of which approximately $175,000 has been subsequently collected after March 31, 2010, will satisfy our cash requirements for seven (7) months assuming no further receipt of revenues and additional debt or equity financing.

Uncertainties and Trends

Our revenues are dependent now and in the future upon the following factors:

•	Acceptance of our products or future products in the marketplace;
•	Our partners’ ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our technologies to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products; and
•	Our ability to obtain regulatory approval of our future products.

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

Recent Developments

In  May 2010, the United States Patent and Trademark Office ('USPTO") granted us the U.S. Patent No. 7,709,694 for our proprietary NIMBUS polymeric antimicrobial technology, which is the third patent on our NIMBUS technology.   The broad range of materials covered under the provisions of the patent include those that are composed of natural fibers, such as cotton and wool, as well as synthetics such as polyurethane, polyester, nylon and polypropylene.  The applications included in the allowed claims are for a full spectrum of products such as medical devices including wound and burn dressings and blood transfer and storage products, surgical drapes and gowns, bedding, industrial and military protective wear and consumer apparel plus hygienic products such as wipes, diapers and feminine care.  The patent is to expire on December 8, 2019.

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

Index

Capital Expenditures and Requirements

From 2000 to March 2010, we have spent approximately $839,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobelny with our common stock and cash for the exclusive license of the Ilomastat technology, which they invented.

We do not expect any significant additions to property, plant and equipment.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that management believes to be reasonable under the circumstances. Estimates and assumptions include, but are not limited to economic useful lives of fixed and intangible assets, income taxes, valuation of options and warrants granted, and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  stock-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our condensed financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2009.

Recent Accounting Pronouncements

For a description of the new accounting standards that affect us, see Note 2 of notes to our condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Nine Months Ended March 31, 2010 and 2009

Revenues.     During the nine months ended March 31, 2010 we had $592,064 of revenues, compared to $968,833 of revenues for the nine months ended March 31, 2009, representing a 39% decrease in our revenues.  Our revenues during the nine months ended March 31, 2010 consisted of: (a) $310,706, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $113,073 royalty fees from the sales of BIOGUARDTM advanced wound care product by Derma Sciences, Inc., our licensee.  This product was launched in late June 2009 and the royalty fees related to the sales of this product were $188,073 from the period from June to March 31, 2010.  However, $75,000 was credited against the advance royalty fees we had previously received in accordance with the terms of the license agreement.  There are no further credits against future royalty fees; (c) $162,500, which represented the revenue earned from the small business innovation research program and the revenue earned from the joint development program with Avery Dennison; and (d) $5,785, which represented the earned portion of the license  fees from our licensees.

The economic uncertainty that we are operating in today could adversely impact our business.  Given the current state of the economy,  in particular in the retail cosmetic industry, we cannot anticipate  our share of the product sales by BASF for the subsequent quarters given market uncertainties.

Our revenues during the nine months ended March 31, 2009 consisted of (a) $782,626 which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $180,850, which represented the revenue earned from the small business innovation research program and the revenue earned from the joint development program with Mölnlycke Health Care AB; and (c) $5,357, which represented the earned portion of the license  fee from our licensee.

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

Operating Loss.  Operating loss for the nine months ended March 31, 2010 was $1,667,905 as compared to $1,179,496 in operating loss for the nine months ended March 31, 2009, representing an increase of 41% or $488,409 in operating loss. The increase in operating loss was primarily attributable to a decrease in revenues of $376,769 coupled with an increase in expenses of $111,640 for the nine months ended March 31, 2010.   The increase in expenses was primarily due to the following:  (a) an increase in research and development expenses of $113,717 or 14%; (b) an increase of $34,037 or 20% in licensing and patent expenses; offset by (c) a decrease of $16,094 or 1% in general and administrative expenses; and (d) a decrease of $19,322 or 58% in cost of revenues, as described in more detail below.

Research and Development Expense.  Research and development expense increased by $113,717 or 14% to $921,034 for the nine months ended March 31, 2010, from $807,317 for the nine months ended March 31, 2009.  The increase in research and development expense is primarily attributable to the subcontractor expenses related to the SBIR phrase II program, which was completed in April 2010, and more utilization of outside lab services than in prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased by $16,094 or 1% to $1,068,951 for the nine months  ended March 31, 2010, from $1,085,045 for the nine months ended March 31, 2009.  This decrease in our general and administrative expenses is primarily attributed to a reduction of personnel, lower expenses directly related to a decline in product sales, and expenses control offset by an increase in financing expenses.

Index

Licensing and Patent Expense.  Licensing and patent expense increased by $34,037 or 20% to $202,511 for the nine months ended March 31, 2010 from $168,474  for the nine months ended March 31, 2009.  This increase was primarily due to higher consulting patent legal fees, annual annuity fees for our patents and patent applications and more annuity fees for more patent applications than those of prior comparable period.

Interest Expense.  Interest expense for the nine months ended March 31, 2010 increased $1,165,063 or 612% to $1,355,350 compared to $190,287 the nine months ended March 31, 2009.  This increase was mainly due to approximately $1,100,000 non-cash charge to interest expense as a result of a beneficial conversion feature of  long-term convertible note payables with a related party, the Chairman of our Board of Directors, and third parties.  Absent the non-cash charge to interest expense of approximately $1,100,000, the interest expense for the nine months ended March 31, 2010 was approximately $255,000.  The increase was due to  approximately $2,200,000 or 51% in the outstanding loan balance due to our Chairman of the Board and a major shareholder to approximately $6,500,000, compared to approximately $4,300,000  outstanding balance for the comparable 2009 period.

Net Loss.   Net loss for the nine months ended March 31, 2010  was $3,023,222 or $0.10 per share compared to $1,367,506 or $0.04 per share for the nine months ended March 31, 2009.   This increase is primarily attributable to  increases in interest expense,  research and development, and licensing and patent expenses, offset by decreases in revenues, general and administrative expenses, and cost of revenues.

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues.     During the three months ended March 31, 2010 we had $364,717 of revenues, compared to $127,182 of revenues for the three months ended March 31, 2009, representing a 187% or $237,535  increase in our revenues.  Our revenues during the three months ended March 31, 2010 consisted of: (a) $186,398, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $61,106 royalty fees from the sales of BIOGUARDTM advanced wound care product by Derma Sciences, Inc., our licensee; (c)$115,000, which represented mainly the revenue earned from the small business innovation research program; and (c) $2,213, which represented the earned portion of the license  fees from our licensees.

Our revenues during the three months ended March 31, 2009 consisted of (a) $11,646, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C.; (b) $113,750, which represented  the revenue earned from the small business innovation research program; and (c) $1,786, which represented the earned portion of the license  fee from our licensee.

Operating Loss.  Operating loss for the three months ended March 31, 2010 was $405,221 as compared to $463,665 in operating loss for the three months ended March 31, 2009, representing a decrease of $58,444 or 13% in operating loss. The decrease in operating loss was primarily attributable to an increase in revenues of $237,535 offset by with an increase in expenses of $179,091 for the three months ended March 31, 2010.   The increase in expenses was primarily due to the following:  (a) an increase of $33,589 or 14% in research and development expenses; (b) an increase of $119,000 or 43% in general and administrative expenses;  (c) an increase of $20,037 or 39% in licensing and patent expenses; and (d) an increase of $6,814 or 628% in cost of revenues, as described in more detail below.

Research and Development Expense.  Research and development expense increased by $33,589 or 14% to $278,216 for the three months ended March 31, 2010, from $244,627 for the three months ended March 31, 2009.  The increase in research and development expenses is primarily attributable to increased research and development activities and the subcontractor expenses related to the SBIR phrase II program incurred in this quarter.

General and Administrative Expense.  General and administrative expense increased by $119,000 or 43% to $395,221 for the three months  ended March 31, 2010, from $276,221 for the three months ended March 31, 2009.  This increase in our general and administrative expenses is primarily attributed to financing expenses, higher regulatory expenses, additional share-based compensation expense, increased travel expenses related to business development activities, and expenses related to increased product sales.

Licensing and Patent Expense.  Licensing and patent expense increased by $20,037 or 39% to $70,975 for the three months ended March 31, 2010 from $50,938 for the three months ended March 31, 2009.  This increase was primarily due to higher annual annuity fees for our patents, consulting patent legal fees,   and more annuity fees for more patent applications than those of prior comparable period.

Interest Expense.  Interest expense for the three months ended March 31, 2010 increased $929,674 or 1437% to $994,348 compared to $64,674 the three months ended March 31, 2009.  This increase was mainly due to approximately $900,000 non-cash charge to interest expense as a result of a beneficial conversion feature of  long term convertible notes payable with a related party, with our Chairman, and third parties.  Absent the non-cash charge to interest expense of approximately $900,000, the interest expense for this quarter was approximately $90,232. The increase was due to  approximately $2,200,000 or 51% in the outstanding loan balance due to our Chairman of the Board, a related party and third parties to approximately $6,500,000, compared to approximately $4,300,000  outstanding balance for the comparable prior period.

Net Loss.   Net loss for the three months ended March 31, 2010 was $1,399,560 or $0.04 per share compared to $527,842 or $0.02 per share for the three months ended March 31, 2009.   This increase is primarily attributable to an increase in interest expense, increases in research and development expenses, general and administrative expenses, licensing and patent expenses and cost of revenues, offset by an increase in revenues.

Index

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2009 and 2008 as we have experienced recurring losses and negative cash flows from operations in these periods.  We expect to continue to incur losses in 2010.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at March 31, 2010 was $846,182 as compared with $41,216 at June 30, 2009.    Subsequent to the quarter ended, we have collected approximately $174,856 of the outstanding receivable balance as of  May 12, 2010.

In June 2009, our licensee, Derma Sciences, Inc. launched the commercial sale of BIOGUARDTM an advance wound care product employing our NIMBUS technology.  From the launch date to March 31, 2010, our royalty fees related to this product were approximately $188,073.  In accordance with the terms of the license agreement, the first $75,000 royalty fees from Derma Sciences were offset against the advance payments we received in 2007, the subsequent royalty fees will be at 20% of the net sales as defined in the license agreement.  We are unable to determine how much, if any, of the royalty fee we will receive in the future at this time.  We expect minimal direct expenses in relation to this license agreement.

On April 17, 2009, we and Avery Dennison Corporation (“Avery”) entered into a Joint Development and Exclusive Option Agreement (the “Agreement”) effective as of April 17, 2009 with total value of approximately $100,000 between six to twelve months period.  We anticipated the direct expenses related to this project of approximately $20,000. As of  March 31, 2010, we have collected payments of $60,000  under the Agreement.

In September 2006, we received the SBIR Phase II grant, which included  the option of SBIR Phase I, totaling approximately $840,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses.  To date, we received approximately $616,000 and incurred approximately $242,000 in expenses to subcontractors and other direct expenses.

While we expect to receive royalties in the next twelve to twenty four months from the license agreement subject to certain contractual terms, we need cash in order to maintain and grow our businesses.  See the section below for further discussion of our cash requirements and related strategies to meet these needs.

Effective January 1, 2009, our board approved our management team’s action plan to conserve cash and control expenses as follows;

•	Voluntary deferral of $100,000 or 40% of our Chief Executive Officer’s annual salary;
•	Voluntary deferral of totaling $71,250 or 25% of our Vice President of Research and Development and Chief Financial Officer’s annual salary or consulting fee;
•	Reduction of a $75,000 salary position; and
•	Deferral of $20,000 or 20% in patent consulting fee. Effective January 1, 2010, the patent consulting fee was fully restored.

Effective February 16, 2009, our board also approved our management team’s additional steps to further conserve cash as follows:

•	Additional voluntary deferral of $25,000 or $125,000 in total or 50% of our Chief Executive Officer’s annual salary;
•	Additional voluntary deferral of totaling $71,250 or $142,500 in total or 50% of our Vice President of Research and Development's annual salary and Chief Financial Officer’s annual consulting fee;
•	Voluntary deferral of totaling $10,000 or 8% of our Director of Business Development. Effective October 1, 2009, the salary of our Director of Business Development was fully restored.

This action plan went into effect beginning January 1, 2009 and subsequent furthering of voluntary deferral of salaries and consulting fees and has conserved approximately $428,000 in cash for the period from January 1, 2009 to March 31, 2010.

Equity Financing and our Cash Requirements

On February 8,  2010, we signed a placement agent agreement with an investment banker on a non exclusive basis to raise up to $5,000,000 in order to meet our current operating cash needs and  to execute our business plan. As part the payment arrangement, we issued 100,000 shares of restricted common stock and expensed approximately $70,000 in this quarter.  We cannot assure you that we will raise a sufficient amount of capital, if any, through this investment banker.

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

Based on our cash position at March 31, 2010, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $165,000 per month or an aggregate of approximately $1,980,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $77,000 per month or an aggregate $924,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $53,000 in payroll for scientists; (b) $7,000 for outside research and development expenditures; and (c) $17,000 for chemical supplies and laboratory operating expenses, including rent expense;

•	Patent related legal fees of approximately $23,334 per month or an aggregate $280,000 annually; and

•
Operating expenses of approximately $64,667 per month or an aggregate $776,000 over the next twelve (12) months, including personnel costs, director and officer insurance, general liability insurance, rent, consulting fees, utilities, legal and accounting fees, and payroll.

Our current cash balance of $846,182 as of  March 31, 2010, coupled with accounts receivable of approximately $353,128,  of which approximately $175,000 has been subsequently collected after March 31, 2010, will satisfy our cash requirements for approximately  seven (7) months assuming no further receipt of revenues and additional debt or equity financing.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately  seven (7) months assuming no further receipts of revenues and additional debt or equity financing.

We are attempting to raise additional cash by means of equity and or debt financing. Additionally, we are implementing a cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. However, our ability to raise cash through equity or debt financing with third parties will be difficult in the current credit environment.  There are no assurances that any planned equity offering and/or debt financing will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.  Even if we were able to obtain debt or equity financing, the terms of such financing may be very unfavorable to us.  Further, any sale of newly issued debt or equity securities could result in additional dilution to our current stockholders.

Index

As of March 31, 2010, we have eleven senior convertible notes payable outstanding to our Chairman totaling approximately $4,900,000 including accrued interest with interest rates ranging from 6% to 8% per annum and  maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a short term note payable with our Chairman of $217,329 including accrued interest with a maturity date of March 12, 2011 and an annual interest rate of 8%.  We also have a $1,053,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of  December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $250,000 with third parties.  These notes have an 8% interest rate per annum with a conversion price of $1.00 per share, a maturity date of June 30, 2014.   In addition, we have four convertible notes payable totaling $107,479 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2010.  As of March 31, 2010, we have approximately $345,000 balance due to our officers.  Effective April 1, 2010, we will accrue interest on the amounts due to officers at an interest rate of 8% per annum with the payment and other terms to be determined.

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

At March 31, 2010, we had a negative working capital of $248,010 that primarily consists of: (a) cash of $846,182; (b) accounts receivable of $353,128; (c) accounts payable of $616,438; (d) accrued expenses of $57,807; (e) unearned revenue of $103,143; (d) accrued liability to officers of $345,125; (f) note payable to director of $217,329 including accrued interest; and (g) convertible note payable with an officer  of $107,479 including accrued interest.  At March 31, 2010, we had a stockholders’ deficit of $6,257,641, a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions and the beneficial conversion feature of certain convertible notes.

Cash used in operating activities was $1,169,041 for the nine months ended March 31, 2010. Net cash used in investing activities was $11,443.  Net cash provided by financing activities was $1,985,450, of which   $1,015,000 was from senior convertible notes with our Chairman, $678,000 was from a senior convertible note with a major shareholder, $250,000 was from senior convertible notes with third parties, and the proceeds of $42,450 in cash from the exercise of stock options.

 During the nine months ended March 31, 2009, we received $560,000, of which $455,000 was from   senior  convertible notes with our Chairman, the $100,000 convertible notes with one of our officers, and $5,000 from the exercise of stock options.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of  March 31, 2010:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$6,241,927	$-	$-	$6,241,927	$-
Operating lease obligations (b)	$20,000	$20,000	$-	$-	$-

(a)
The principal and accrued interest on the notes payable owed to the Chairman’s Senior Convertible Notes, to third parties' convertible note payable, and to a major shareholder’s senior note payable as fully discussed in note 4 of the accompanying condensed footnotes to the   financial statements.

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended March 31, 2010, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

None.

Item 5.   Other Information.

None

Index

Item 6.  Exhibits

Exhibit Number	Description

2.1	Merger Agreement dated March 19, 2001 between Above Average Investments Ltd. and Quick-Med Technologies, Inc. (1)

2.2	Amendment to Merger Agreement (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Joint Development and Exclusive Option Agreement by and between Avery Dennison and the Registrant dated as of April 17, 2009(2)
10.2
Amendment No. 2 to Patent and Technology License Agreement by and between Quick Med Technologies, Inc. and Derma Sciences, Inc. dated March 23, 2007.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)(3)

10.3
License Agreement by and between Quick Med Technologies, Inc. and Johnson & Johnson Consumer and Personal Products Worldwide, a division of Johnson & Johnson Consumer Companies, Inc. effective as of March 5, 2010.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)(4)

10.4	Senior Convertible Promissory Note by and between Quick-Med Technologies, Inc. and Phronesis Partners, L.P. dated March 31, 2010.(5)
10.5	Senior Convertible Promissory Note by and between Quick-Med Technologies, Inc. and 2849232 CANADA INC dated March 31, 2010.(5)
10.6	Senior Convertible Promissory Note by and between Quick-Med Technologies, Inc. and Peter L. Berry Holdings, Inc. dated March 31, 2010.(5)
10.7
Development Agreement by and between Quick Med Technologies, Inc. and KCI USA, Inc. dated April 2, 2010.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)(6)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(1)           Incorporated by reference to the Company's registration statement on Form SB-2 (file no. 333-41672)

(2)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2009.

(3)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on February  19, 2010.

(4)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 11, 2010.

(5)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2010.

(6)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2010.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	May 17, 2010	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer (Principal Executive Officer)

Date	May 17, 2010	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer