Form 10-K
QUICK-MED TECHNOLOGIES INC
filed 2010-09-29
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2010

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number: 000-27545

QUICK-MED TECHNOLOGIES, INC.

(Name of issuer in its charter)

Nevada	65-0797243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

902 NW 4 Street, Gainesville, Florida	32601
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (888) 835-2211

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

         Yes     X          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).

   Yes                No

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

         Yes               No     X

     The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of  December 31, 2009, was approximately $6,434,205.

        The number of shares outstanding of the issuer's common equity as of  September 23, 2010 was 31,357,297.

Documents Incorporated by Reference

None

QUICK-MED TECHNOLOGIES, INC.

 ANNUAL REPORT
ON FORM 10-K
For the Year Ended June 30, 2010

 INDEX

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	52

Signatures

PART I

ITEM 1.	BUSINESS

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

Corporate History

We were incorporated in the State of Nevada on April 21, 1997 with the name " Above Average Investments, Ltd." to engage in any lawful corporate purpose. Other than issuing shares to  stockholders, Above Average Investments, Ltd. never commenced operations. In September 2000, Above Average Investments, Ltd. became a public reporting company 60 days following the voluntary filing of our Form 10-SB Registration Statement with the Securities and Exchange Commission. In March 2001, we acquired all of Quick-Med Technology, Inc.'s issued and outstanding shares of capital stock in exchange for 10,260,000 shares of our common stock. Upon completion of the merger in February 2002, we changed our nam to "Quick-Med Technologies, Inc."

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at 902 NW 4th Street, Gainesville, Florida 32601.  Our telephone number is (888) 835-2211.

Technologies

We are a life sciences company that develops proprietary technologies for the medical and consumer healthcare markets. Our four core technologies under development are:

(1)	NIMBUS®
(2)	Stay Fresh™
(3)	NimbuDerm™
(4)	MultiStat®

NIMBUS®
NIMBUS is a family of organic molecules or “polymers” that are bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of medical device applications. For example, NIMBUS is capable of being used to add a second, slowly releasable ingredient to a substrate to permit more than one mode of action or property (e.g., protease inhibitor or antibiotic).

Initially, we are seeking to use our NIMBUS technology in traditional and advanced wound care products. We believe that the size and growth characteristics of the medical device antimicrobial market represent an attractive opportunity for the NIMBUS technology.  Additionally, we believe there are no competing technologies on the market today that offer the unique combination of safety, efficacy and cost-effectiveness offered by NIMBUS.

We have developed “proofs-of-principle” in several applications and are seeking to move these products to the commercialization stage. On September 18, 2006 we received a Phase II SBIR grant for continued work on an advanced wound dressing using the NIMBUS technology.

In April, 2007, we entered into a license agreement with Derma Sciences Inc. for NIMBUS treatment of select substrates used in traditional wound care. In February 2009, we received FDA market clearance for the NIMBUS gauze wound dressing licensed to Derma Sciences, and, in June 2009, Derma Sciences reported first commercial sale of a product, BIOGUARD®, employing our NIMBUS technology.   Derma Sciences is marketing and selling the BIOGUARD product to the home health, nursing homes, and wound care centers.  In March 2010, Derma Sciences entered into an agreement with Medline Industries to market and distribute BIOGUARD dressings in larger acute care (hospital) market  via multiple Group Purchasing Organizations (GPO).  We received approximately $240,000 royalty fees, before $75,000 credit previously received under the license agreement, from the sales of  BIOGUARD® product for the fiscal year 2010 which was launched in late June 2009.

In July 2010,  we and Viridis BioPharma Pvt. Ltd., an India corporation ("Viridis"), entered into an exclusive Patent and Technology License Agreement  as stipulated in the binding term sheet ) on March 16, 2010 as filed on Form 8-K dated March 22, 2010.  Under the agreement, we grant rights under its proprietary NIMBUS antimicrobial technology to Viridis to make, use, sell and offer for sale certain wound treatment products  to  the institutional market, pharmaceutical companies, distributors, hospitals, clinics, licensed chemists, pharmacists and medical wings of organizations in the Republic of India and its territories and possessions.  Viridis agreed it would only manufacture the products in India, unless otherwise agreed to by us.  In September 2010, Viridis obtained India FDA clearance to manufacture and market their product in India.

In March 2010, we and Johnson & Johnson Consumer and Personal Products Worldwide, a division of Johnson & Johnson Consumer Companies, Inc. ("JJCPWW") entered into a License Agreement  on an exclusive basis.  Under the agreement, we grant certain rights under its proprietary intellectual property related to bactericidal absorbent wound dressings to JJCPWW to make, have made, use, sell, offer to sell, import or otherwise dispose of the consumer healthcare products and combination products in the over-the-counter market in the United States and Canada.

In August 2010, we and Biosara Corporation ("Biosara"), entered into a Development and Option Agreement.   The agreement remains in effect until December 31, 2010 or until superseded by the earlier of a license agreement or another product development agreement.  Under the agreement, we will use commercially reasonable efforts to develop certain wound care products incorporating its proprietary NIMBUS® antimicrobial technology to be manufactured by or for Biosara.

In April 2010, we and KCI USA, Inc. (“Kinetic”), a medical technology company, entered into a Development Agreement  effective as of March 18, 2010 (the "Effective Date").  The term of the agreement commenced on the Effective Date and ends at  the earlier of completion of development services, as defined in the agreement, provided by us or a period of twelve months.  Under the agreement, the parties agreed to use commercially reasonable efforts during the term to develop technology utilizing the Company's proprietary NIMBUS® (Novel Intrinsically Micro Bonded Utility Substrate) antimicrobial intellectual property in an advanced wound care substrate.

In April 2009, we entered into a Joint Development and Exclusive Option Agreement with Avery Dennison Corporation to apply NIMBUS technology to adhesives for medical device and industrial applications.

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

Stay FreshTM
Stay Fresh is a unique chemical formulation for textiles that provides a durable antimicrobial agent which can be bonded to fibers or fabrics so as to retain the biocidal property through numerous launderings.  This chemical treatment for textiles has been shown to kill a particularly difficult array of bacteria even after numerous laundering cycles.  The gentle formula brightens the colors and helps to preserve fabric integrity by aiding in the cleaning process.

Stay Fresh is ideally suited to the broad range of potential applications including clothing such as essential apparel, sportswear, active wear, and work wear as well as furnishings such as linens, drapes, and towels.  It acts against the bacteria and fungi that are responsible for odor and staining even after numerous hot or cold laundry cycles for the life of the product. It is compatible with colored or white fabrics including cotton, polyesters, rayon, wool, and blends and may be laundered in the presence of softeners, chlorine or color-safe bleaches.

The unique formulation that comprises Stay Fresh is eco-friendly as well as non-irritating and non-sensitizing.  It can be bonded to fibers or fabrics using conventional textile finishing equipment at a very low cost with chemicals used in many treating processes.

NimbuDermTM
NimbuDerm is a novel copolymer developed by us for application as a persistent hand sanitizer that provides six or more hours of continuous protection and we believe will have significant benefit in the interruption of the transfer of germs by contact.  The copolymer is a film former which can be deposited on skin or any hard surface until it is removed by washing with soap and water.  For use on skin a foraminous film is deployed that acts as a barrier to microorganisms yet allows breathability and is comfortable and pleasing to the skin.  For other applications the copolymer can be deposited as a non-porous film on hard surfaces or mixed with other polymers to form an adhesive or an extrudable or moldable thermoplastic which can be converted to solid medical devices such as catheters, tubing,  films and coatings.

MultiStat®
MultiStat is a family of patented organic compounds known as matrix metalloproteinase inhibitors (“MMPIs”) that have been shown to have significant benefit in promoting the maintenance, healing and repair of skin and eyes. Both third party and Quick-Med research show that MultiStat is effective in certain medical (wound care) and consumer (cosmetic) applications.

Matrix Metalloproteinases, or “MMPs”, are naturally occurring compounds in skin tissue. External or internal stimuli can trigger an overproduction of certain MMPs, which can produce chemical reactions within skin cells that induce adverse outcomes such as blistering, inflammation or accelerated collagen degradation. External triggers include prolonged sun exposure, as well as chemical burns from warfare agents such as mustard gas. Internal triggers include natural aging in which declining estrogen levels naturally result in the loss of the inhibition of MMPs and lead to accelerated skin wrinkling.

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

On May 16, 2008, we and BASF Beauty Care Solutions, L.L.C., a member of BASF Group (“BASF”), signed a Manufacturing and Distribution Agreement with an effective date of August 1, 2007.  This agreement supersedes The Master Agreement for Product Development, Manufacturing and Distribution and the Product Development and Distribution Agreement for Ilomastat dated August 15, 2002, the Tolling Agreement dated October 20, 2005, as amended, and the Letter of Intent with the effective date of February 1, 2006, as amended, (“Prior Agreements”) between us and BASF.

Under this agreement, we appointed BASF as an exclusive manufacturer and distributor of our MultiStat Compound, Ilomastat, (“QMT Compound”) in the over-the-counter retail cosmetic consumer products in the worldwide territory with the exclusive and non-exclusive licenses of certain patent rights.  In consideration of the rights and appointments, we are entitled to receive distribution fees on a quarterly basis of the contract year minimum sales of products containing QMT Compound in each of the three contract years under the renegotiated terms of the distribution fees as set forth in the Agreement.  For the period from the effective date of August 1 to December 31, 2007, the terms of the distribution fees under the Prior Agreements remained in effect.   The contract year began January 1, 2008, and each consecutive 12-month period thereafter during the term of the Agreement.  The term of the agreement expires on December 31, 2010.  We may terminate this agreement prior to such expiration upon a material breach by BASF, or BASF’s failure to meet minimum sales requirements.  We are currently in negotiation with BASF to extend this agreement.

The license under the agreement may be sublicensed to BASF’s affiliates or third parties solely for the right to manufacture and to sell the licensed products for the purpose set forth in the agreement.

Business Strategy

Our business strategy is built around the twin pillars to technology development and out-licensing. Our near-term focus is to further develop and execute commercialization strategies for each of our broad technologies.  We seek to generate revenue through four sources:

(1)	Licenses of proprietary technology to industry partners;
(2)	Contracts with government agencies;
(3)	Sales of product (compounds); and;
(4)	Research and development support agreements.

We expect that the majority of future revenue from NIMBUS, Stay Fresh, NimbuDerm, and MultiStat will be generated via licenses, royalties and profit-sharing agreements.    We believe that our intellectual property is the value driver and, as such, manufacturing, sales and distribution are and will be conducted either through client partners or outsourced.

Competition

Quick-Med's NIMBUS and Stay Fresh antimicrobial technologies compete against the current advanced antimicrobial technologies including several marketers of antimicrobial silver technology (e.g.,  Milliken, Agion, Nano Horizons, and many others). NIMBUS also competes against earlier generation antimicrobial technologies marketed by Microban, Dow Chemical, Arch Chemicals, Thompson Research, and many other companies.

Relative to all of these competitors, we believe that Quick-Med's NIMBUS technology offers medical device companies high efficacy, low cost, and the best safety profile.  It provides no danger of bacteria developing resistance to the agent.  NIMBUS’ extremely low cost will enable bringing antimicrobial protection to many wound care and other situations where cost requirements currently discourage or prohibit such protection.

We believe that Quick-Med’s Stay Fresh technology offers apparel manufacturers and other textile companies with a new level of highly durable, sustained antimicrobial efficacy over the course of numerous laundering cycles.

When commercialized, our NimbuDerm technology will compete with alcohol-based skin sanitizers (such as Purell® from Johnson & Johnson) that are widely used in both the worldwide institutional and consumer markets. We believe that NimbuDerm has the important advantage that it not only offers the same or better initial activity against bacteria but it also continues to protect the skin surface against bacterial colonization for a period of 8 hours, thus preventing the immediate re-infection that can occur after the active in alcohol-based sanitizers quickly evaporates.

Quick-Med's cosmeceutical formulations compete against alternate protease inhibiting technologies such as isoflavone compositions and other anti-aging products. Competitors include Neutrogena (from Johnson & Johnson), Clinique (Clinique Laboratories LLC) and many others.

Competing antimicrobial technologies include such biocides as silver, PHMB, triclosan and the silane monoquaternary known as Microbe Shield and sold by Aegis Environments. These biocides are antimicrobial treatment agents for textiles that are claimed to have protective effects on the fabric such as against mold and mildew, staining and perspiration odor.

Silver is an expensive agent that depends upon a slow release mechanism that gradually metes out the biocide until depleted during repeated launderings. Silver has the potential to discolor skin or the treated textile or other material. Silver can be continuously neutralized by chloride ions contained in body fluids. It is known to be toxic to fish and aquatic organisms.  A study conducted in 2008 showed that washing socks containing nano-silver released substantial amounts into the effluent, a potential cause of toxicity in water entering natural waterways. The International Center for Technology Assessment (CTA) has filed a petition with EPA demanding that the agency stop the sale of several consumer products using nano-silver.

PHMB is also expensive and depends upon a slow release over the life of the product during repeated launderings.  It is in the family of chemicals known as quaternaries and is quite effective against Gram positive species such as Staphylococcus aureus. However, the effective use of PHMB does require about ten to twenty-five times as much compared to the amount used for Staphylococcus aureus to kill Gram negative species such as E. coli and Klebsiella pneumoniae and 100 times as much to kill Pseudomonas aeruginosa.

The cost of silver is about one hundred times greater while PHMB is about ten times greater – than the costs of either our NIMBUS or Stay Fresh technologies.

Exposure to microbicidal chemicals in concentrations below their minimal inhibitory concentrations (MIC) can lead to the development of bacterial resistance when the depleted chemical agent enters the body through a cut or scrape or orally.

Microban Corporation’s triclosan is used broadly in many consumer applications and costs about fifteen times per pound as much as Stay Fresh or NIMBUS.  Lab in-vitro testing of triclosan in some products especially those in which the chemical is distributed within the bulk, has revealed low effectiveness. It is structurally in the family of chlorophenols, compounds that are suspected carcinogens which are ecologically problematic when entering effluent streams. Triclosan, which forms dioxins in sunlight, can cause skin irritation and is known to increase allergies and asthma. Currently triclosan is included in many voluntary restrictive substances lists. We will seek to overcome the competitive advantages of our competitors by entering into co-development agreements with industry leaders in the potential markets with exclusivity clauses for future license agreements.  Excessive use of triclosan and its evidence in the environment and harmful long term endocrine effects are being investigated by the government.

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

NIMBUS technology is covered by four issued U.S. patents,  eight issued foreign patents (Australia, Canada, China, Korea, Mexico, Russia, and South Africa),  eight pending U.S. patent applications,  international patent applications filed under the Patent Cooperation Treaty (PCT, a treaty adopted by 142 countries), and a number of foreign patent applications.

NimbuDerm™ technology is covered by a South African patent, two pending U.S. patent applications, and fourteen pending foreign patent applications.

MultiStat technology is covered by eight issued U.S. patents, five issued foreign patents (Germany, Spain, France, Great Britain, Italy), one pending U.S. patent application and two pending international patent applications.

StayFresh™ technology is covered by two pending U.S. patent applications and two international patent applications.  Several disclosures are in preparation for filing.

Agreements with Employees and Consultants

With the exception of Dr. Gregory Schultz and Dr. Christopher Batich discussed below, all of our employees and scientific consultants have signed agreements that assign to us all intellectual property rights to any inventions or other proprietary information in any area in which that person is working with us. These agreements do not provide for the payment of any royalties. Drs. Schultz and Batich, who are on the faculty of the University of Florida at Gainesville, are the only consultants who currently have any rights in any intellectual property that may be shared with us. Under the University of Florida policy, any rights obtained by Drs. Schultz and Batich are assigned to the University of Florida Research Foundation (UFRF). Drs. Schultz and Batich may be paid a royalty by the UFRF out of royalties paid by us to UFRF.

Issued and Pending - U.S. & Foreign Patents/Applications

We have filed or own joint rights to patents and applications for:

U.S. ISSUED PATENTS

Number	Issued Date	Expiry Date	Description
5,183,900	February 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,189,178	February 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,239,078	August 1993	November 21, 2010	Matrix Metalloprotease Inhibitors (MMPIs)
5,270,326	December 1993	November 21, 2007 (November 21, 2010)	Treatment of Tissue Ulceration
5,773,438	June 1998	June 30, 2015	Synthetic Matrix Metalloprotease Inhibitors (MMPIs) and Use Thereof
5,892,112	April 1999	April 6, 2016	Process for Preparing Synthetic Matrix Metalloprotease Inhibitors (MMPIs)
6,713,074	March 2004	June 29, 2021	Cosmetic Composition and Method
7,045,673	May 16, 2006	December 8, 2019	Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication
7,473,474	January 6, 2009	February 24, 2024	Improved Antifungal Gypsum Board
7,709,694	May 4, 2010	December 8, 2019	Absorbent Materials with Covalently Bonded, Nonleachable Polymeric Antimicrobial Surfaces, and Methods for Preparation
7,790,217	September 7, 2010	April 25, 2028	Method of Attaching an Antimicrobial Cationic Electrolyte to the Surface of a Substrate

The above table includes patents which are jointly owned by us and UFRF as well as patents that are licensed to us by Dr. Galardy and Dr. Grobelny. Maintenance of patent protection through the expiration date is contingent upon payment of fees at certain intervals. All are active as of September 14, 2010.

INTERNATIONAL ISSUED PATENTS

Number	Jurisdiction	Expiry Date(2)
EPO 558681(1)	Europe (Germany, Spain, France, United Kingdom, Italy)	November 21, 2011
EPO 558648(1)	Europe (Germany, France, United Kingdom, Italy)	November 21, 2011
1971367	Japan	November 21, 2011
2001273115	Australia	June 29, 2021
773532	Australia	December 8, 2019
004160	Russia	December 8, 2019
2096223	Canada	November 21, 2011
99814229.8	China	December 8, 2019
10-0689020	Korea	December 8, 2019
248078	Mexico	December 8, 2019
2353436	Canada	December 8, 2019
2008/01601	South Africa
2008/01557	South Africa

Notes:
(1)	Issued by the European Patent Office. Registered in Germany, France, United Kingdom, and Italy.
(2)	Maintenance of patent protection through the expiration date is contingent upon payment of yearly fees. All are active as of September 14, 2010.

U.S. PENDING PATENT APPLICATIONS

Composition and Method for Minimizing or Avoiding The Adverse Effects of Vesicants
Method of Attaching an Antimicrobial Compound to the Surface of a Substrate
Disinfectant with Quaternary Ammonium Polymer and Copolymers
System and Method for Enhancing the Efficacy of Antimicrobial Contact Lenses
Absorbent Substrate with a Non-Leaching Antimicrobial Activity and a Controlled-Release Bioactive Agent
Disinfectant with Durable Activity Based on Alcohol-Soluble Quaternary Ammonium Polymers and Copolymers
Superabsorbent Materials Comprising Peroxide
Antimicrobial Textiles Comprising Peroxide
Antimicrobial Bandage Material Comprising Superabsorbent and Non-Superabsorbent Layers
Polyelectrolyte Complex for Imparting Antimicrobial Properties to a Substrate
Gypsum Board Containing Antimicrobial and Antibacterial Compounds

INTERNATIONAL PENDING PATENT APPLICATIONS

Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication
Cosmetic Composition and Method
Composition and Method for Minimizing or Avoiding the Adverse Effect of Vesicants
Method of Attaching an Antimicrobial Compound to the Surface of a Substrate.
Disinfectant with Quaternary Ammonium Polymers and Copolymers
Polyelectrolyte Complex for Imparting Antimicrobial Properties to a Substrate
Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers
System and Method for Enhancing the Efficacy of Antimicrobial Contact Lenses and Other Surfaces
Superabsorbent materials Comprising Peroxide
Antimicrobial Textiles Comprising Peroxide

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

We have executed a license agreement with University of Florida at Gainesville, DermaCo, Inc., Dr. Richard Galardy and Dr. Damina Grobelny granting us certain rights under patents relating to a family of MMPIs. We are using these rights to develop both the cosmetic anti-aging products and vesicant skin treatment products. U.S. and foreign patent rights, including but not limited to Germany, Spain, France, United Kingdom, and Italy have been licensed to us for these applications.

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

We own exclusive rights for topical use of the MultiStat compounds for cosmetic and military applications, but previously had non-exclusive patent rights for use of U-M patents in the anti-aging cosmetic arena. The agreement covers the exclusive rights to seven (7) U.S. and numerous foreign patents  as well as three (3) US patents and corresponding foreign patents on a non exclusive rights basis in cosmetics applications.

Exclusive-Licensed U-M Patents/Applications

Number	Issue Date	Expiry Date	Description
US 7,268,148	9/11/2007	5/20/2019	Compositions and methods for Use Against Acne-Induced Inflammation and Dermal Matrix-Degrading Enzymes
US 6,919,072	7/19/2005	2/25/2017	Methods and Compositions for Reducing Collagen Loss Due to Chronological Aging in Human Skin
US 6,630,516	10/7/2003	2/25/2017	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
AU 737376			Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
EP 0883398			Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
US 5,837,224	11/17/1998	1/19/2016	Method of Inhibiting Photoaging of Skin
AU 701132	1/21/1999		Method of Inhibiting Photoaging of Skin
CA 2241981	3/19/2002		Method of Inhibiting Photoaging of Skin
NZ 330860			Method of Inhibiting Photoaging of Skin
US 6,683,069	1/27/2004	4/2/2018	Methods and Compositions for Reducing UV-Induced Inhibition of collagen synthesis in Human Skin
US 7,141,238	11/28/2006	10/17/2018	Methods and Compositions for Reducing UV-Induced Inhibition of collagen synthesis in Human Skin
AU 740569	11/8/2001		Methods and Compositions for Reducing UV-Induced Inhibition of collagen synthesis in Human Skin
US 7,078,048	7/18/2006	10/28/2022	Method and Compositions for Treating Rosacea
US 7,795,302	9/14/2010	12/22/2024	Method and Compositions for Treating Rosacea
CA 2446356			Method and Compositions for Treating Rosacea
MX PA03009995			Use of Compositions for Treating Rosacea
EP 1343470			Methods and Compositions for Protecting and Restoring Skin Using Selective MMP Inhibitors

Non-Exclusive U-M Patents/Applications

Number	Issue Date	Expiry Date	Description
US 6,130,254	10/10/2000	6/4/2017	Composition and Method of Inhibiting Photoaging of Skin
US 6,365,630	4/2/2002	4/2/2019	Composition and Method of Inhibiting Photoaging of Skin
US 6,942,870	9/13/2005	6/4/2017	Compositions and Methods Using Direct MMP inhibitors for Inhibiting Photoaging of Skin
NZ 50163498	2/1/2002		Compositions Comprising a UVA Blocker and a MMP Inhibitor and methods for Inhibiting Photoaging of Skin and Degradation of Collagen
ZA 98/4791	6/1/1999		Compositions and Methods for Inhibiting Photoaging of Skin
CA 2,601,462	8/4/2010 (Notice of Allowance)		Compositions and Methods for Inhibiting Photoaging of Skin

Badische Anilin & Soda Fabrik (BASF)

We have an agreement with BASF that grants BASF Beauty Care Solutions, L.L.C., exclusive and non exclusive worldwide right to develop and market certain products relating to skin care that employ our Multistat® family of MMPIs.

Johnson & Johnson Consumer and Personal Products Worldwide

In March 2010, we and Johnson & Johnson Consumer and Personal Products Worldwide, a division of Johnson & Johnson Consumer Companies, Inc. ("JJCPWW") entered into a License Agreement  on an exclusive basis.  Under the agreement, we grant certain rights under our proprietary intellectual property related to bactericidal absorbent wound dressings to JJCPWW to make, have made, use, sell, offer to sell, import or otherwise dispose of the consumer healthcare products and combination products in the over-the-counter market in the United States and Canada.

Derma Sciences, Inc.

In April 2007, we entered into a license agreement with Derma Sciences Inc. for NIMBUS treatment of select substrates used in traditional wound care. In February 2009, we received FDA market clearance for the NIMBUS gauze wound dressing licensed to Derma Sciences and in June 2009, Derma Sciences reported first commercial sale of a product, BIOGUARD®, employing our NIMBUS technology.   Derma Sciences is marketing and selling the BIOGUARD product to the home health, nursing homes, and wound care centers.  In March 2010, Derma Sciences entered into an agreement with Medline Industries to market and distribute BIOGUARD dressings larger acute care (hospital) market via multiple Group Purchasing Organizations (GPO).

Viridis BioPharma Pvt. Ltd.

In July, 2010,  we and Viridis BioPharma Pvt. Ltd., an India corporation, ("Viridis") entered into an exclusive Patent and Technology License Agreement as stipulated in the binding term sheet on March 16, 2010 as filed on Form 8-K dated March 22, 2010.  Under the agreement, we grant rights under its proprietary NIMBUS antimicrobial technology to Viridis to make, use, sell and offer for sale certain wound treatment products  to  the institutional market, pharmaceutical companies, distributors, hospitals, clinics, licensed chemists, pharmacists and medical wings of organizations in the Republic of India and its territories and possessions.  Viridis agreed it would only manufacture the products in India, unless otherwise agreed to by us.  In September 2010, Viridis obtained India FDA clearance to manufacture and market their product in India.

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

We work with a firm specializing in regulatory affairs with respect to the pharmaceutical, cosmetic, and medical device industries. In addition, we utilize the services of FDA and EPA consulting firms with experience in antimicrobial medical device regulatory filings and EPA filings.  These firms will be able to assist us with the following regulatory activities when required:

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

In October, 2009, the FDA issued a guidance document specific to one of the NIMBUS active agents, pDACMAC.  The guidance protects the future applications and submissions for pDADMAC to our patented claims and uses.

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

Employees

We have a total ten employees who are full time employees.  We also utilize several consulting scientists with PhDs in their fields and several part time employees to provide the necessary expertise in performing testing and participating in certain of our development projects

Cost of Compliance with Environmental Laws

Because our potential products will be manufactured and sold by third parties, we are not directly subject to environmental laws other than the requirements applicable to the operation of our Research and Development Center.

Research and Development

During our fiscal year ended June 30, 2010, we spent $1,223,527 on research and development.  During our 2009 fiscal year, we spent $1,063,450 on research and development.  We intend to continue and expect our research and development efforts at similar level during the current 2011 fiscal year.

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

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2010 and 2009 because, during those periods, the Company experienced recurring losses and negative cash flows from operations as well as a net capital deficiency at June 30, 2010.  These matters raise substantial doubt about our ability to continue as a going concern.

We have been dependent primarily on private placements of our equity securities and stockholder loans to fund our operations, including research and development and efforts to license our products.  Such funding may not be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing if needed, we will likely be required to curtail our operating plans and possibly cease our operations.  In addition, any additional equity financing may involve substantial dilution to our then-existing stockholders.  If we do not become profitable, we may have difficulty meeting our business goals.

We have a history of significant losses, and we may never achieve or sustain profitability. If we are unable to become profitable, our operations will be adversely effected.

We have incurred annual operating losses since our inception and our operations have never been profitable.  At June 30, 2010, we had an accumulated deficit of $23,658,751.  Our gross revenues for the years ended June 30, 2010 and 2009, were $993,943 and $1,004,734, respectively,  with losses from operations of $2,084,969 and $1,765,040, respectively,  and net losses of $3,550,165 and $2,022,621,  respectively.  There can be no assurance that we will ever become profitable.

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

Our common stock is quoted on the Over-the-Counter Bulletin Board, and there is a limited volume of sales, thus providing limited liquidity for our shares.  As a result, stockholders may be unable to sell their shares in a timely manner.

Our executive officers and directors control a large percentage of our common stock, which allows them to control matters submitted to stockholders for approval.

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

In September 23, 2010, the Company filed a civil complaint in the United States District Court for the Northern District of Florida to demand for jury trial against several companies for infringing on our MultiStat technology  in the field of cosmetics under the United States Patent Nos. 5,773,438, 5,837,224, and 6,630,516.

The Company is not currently involved in any other material legal proceeding, and we are not aware of any material legal proceedings pending or threatened against us.  We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began to be quoted on September 4, 2002 on the OTC Bulletin Board under the symbol QMDT. The following table sets forth the range of high and low bid price per share of our common stock for the fiscal quarters indicated. The OTC Bulletin Board quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

	Year Ended June 30, 2010
	High	Low
Fourth Quarter	$1.25	$0.80
Third Quarter	$1.25	$0.55
Second Quarter	$0.90	$0.58
First Quarter	$1.00	$0.41

	Year Ended June 30, 2009
	High	Low
Fourth Quarter	$0.62	$0.39
Third Quarter	$0.55	$0.09
Second Quarter	$0.32	$0.06
First Quarter	$0.40	$0.18

Holders

As of June 30, 2010, there were 69 holders of record of our common stock.  We have one class of common stock, $0.0001 par value, outstanding.

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

None

Securities Authorized for Issuance Under Equity Incentive Plans

The following table sets forth information regarding awards made through compensation plans or arrangements through June 30, 2010, our most recently completed fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities shown herein)
Equity compensation plans approved by security holders	5,389,270	$0.55	121,318
Equity compensation plans not approved by security holders	1,228,803	$0.40	N/A
Total	6,618,073	$0.52	121,318

Our 2001 Equity Incentive Plan (the “ 2001 Plan”) authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The 2001 Plan was amended and restated to increase the total number of shares available to 6,000,000 shares.  We reserved 6,000,000 shares of our common stock for awards to be made under the 2001 Plan. The 2001 Plan is administered by a committee comprised of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2001 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of 2001 and methods of exercise. Options must vest within ten years. The 2001 Plan description and its activities up to the fiscal year ended are disclosed in our financial statements for the fiscal year ended contained herein. The number of options under the 2001 Plan available for grant at June 30, 2010 was 121,318.

The equity compensation plan not approved by security holders has similar features as the 2001 Plan with the exercise price, term and the vesting schedule.  This plan is used to pay consultants and service providers in warrants in lieu of cash payment.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes included therein. The terms "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include substantial regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (f) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (g) we do not currently carry product liability insurance and should we be subject to  product liability claims, our financial condition may be adversely affected;  (h) our operations are currently funded by the revenues and our debt and equity financings, however, there are no assurances that such financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to our Chairman of the Board and a major shareholder, who have funded our operations, debt obligations that are secured by our assets and revenues and are senior obligations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success.  Statements made herein are as of the date of the filing of this Form 10K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the   consumer and healthcare markets. Our  four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay FreshTM, a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDermTM , a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs. Other applications include medical devices such as catheters, tubing, films and coatings; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional  market in late June 2009.  The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been developed in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including consumer textile market.  NimbuDerm is also a technology currently being developed.

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

Our business model has been to attempt to develop the following revenue segments:

•	Royalty and license fees;
•	Profit sharing revenues;
•	Research and development fees paid to us in connection with joint development agreements; and
•	Government research and development grants.

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS®, Stay FreshTM ,  NimbuDermTM and MultiStat® technologies:

•	Healthcare and medical;
•	Apparel and textile; and
•	Personal care companies.

Uncertainties and Trends

Our revenues are dependent now and in the future upon the following factors:

•	Acceptance of our technologies or future technologies in the marketplace;
•	Our partners' ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our technologies to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products; and
•	Our ability to obtain regulatory approval of our future products.

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

Recent Developments

In  September 2010, the United States Patent and Trademark Office  granted the U.S. Patent No. 7,795,302 entitled "Use of Compositions for Treating Rosacea." The patent is part of a portfolio that we have licensed from the University of Michigan and extend our intellectual property coverage of our family of compounds. The patent issued covers methods for treating rosacea with an antimicrobial, a retinoid, and an inhibitor of toll-like receptors in both topical and oral applications. The broad range of antimicrobials to be utilized in combination with the MultiStat family includes tetracycline, erythromycin, azithromycin, clarithromycin, milbemycin, aminoglycoside, penicillin, cephalosporin, fluoroquinolone, streptogramin and sulfanomide.  MultiStat is shown to promote the maintenance, healing and repair of the inflamed skin, and may be combined with existing medications to deliver more effective, better tolerated treatments.

In September 2010, the United States Patent and Trademark Office granted us the U.S. Patent No. 7,790,217  entitled "Method of Attaching an Antimicrobial Cationic Polyelectrolyte to the Surface of a Substrate." This is the fourth patent on our NIMBUS technology.  This key patent protects the process used to permanently bind a broad-spectrum, highly effective microbicide to specific substrates, as well as a very broad selection of substrate types and product applications. Post-polymerization bonding is a unique process in which the resulting material has a non-leachable microbicide firmly retained. The allowed claims of this application cover two polyelectrolyte antimicrobials: polydiallyldimethyl ammonium chloride and polyvinylbenzyltrimethyl ammonium chloride. The claims grant protection to the antimicrobial agents cleared by the FDA under de novo evaluation, also distinguishing the novelty of the technology.

In August 2010, we entered into a Development and Option Agreement with Biosara. The Agreement remains in effect until December 31, 2010 or until superseded by the earlier of a license agreement or another product development agreement.  Under the agreement, we will use commercially reasonable efforts to develop certain wound care products incorporating our proprietary NIMBUS antimicrobial technology to be manufactured by or for the licensee.  The parties agree to perform in accordance with the terms as set forth in the statement of work including the initial and subsequent monthly development fees paid or to be paid to us.

In July 2010, we entered into an exclusive Patent and Technology license agreement with Viridis BioPharma Pvt. Ltd., an India corporation ("Viridis").  Under the agreement, Viridis will incorporate our proprietary NIMBUS antimicrobial technology into certain wound treatment products. Viridis will manufacture, market and sell these wound treatment products in the institutional market in the Republic of India.  We will receive royalty payments on the product sales at an agreed royalty rate in addition to certain payment received.  The term of the agreement is for a four year period with certain automatic extension.

Capital Expenditures and Requirements

From 2000 to June 2010, we spent approximately $847,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobeny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobeny with our common stock and cash for the exclusive license of the Ilomastat technology invented by them.

We do not expect any significant additions to property, plant and equipment.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed to be reasonable. Estimates and assumptions include, but are not limited to economic useful lives of fixed and intangible assets, income taxes, valuation of options and warrants granted and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Our accounting for stock-based compensation requires us to estimate the value of the shares issued and the value of intangible assets require us to continually assess whether such assets are impaired.

Results of Operations

Comparison of Years Ended June 30, 2010 and 2009

Revenues. During the year ended June 30, 2010 we had $993,943 of revenues, compared to $1,004,734 of revenues for the year ended June 30, 2009, representing a slight decrease of 1% in our revenues.  Our revenues during the year ended June 30, 2010 consisted of: (a) $517,027, which represented our royalties in the form of revenue share from the MultiStat product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $174,416 in royalty and license  fees consisting of $164,121 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $10,295 in license fees representing the earned portion of the license fees from our licenses.  This BIOGUARD® product was launched in late June 2009 and the royalty fees related to the sales of this product were $239,121 from June 2009 to the  year ended June 30, 2010.  However, $75,000 was credited against the advance royalty fees we had previously received in accordance with the terms of the license agreement.  There are no further credits against future royalty fees; and (c) $302,500, which represented the revenue earned from the small business innovation research program and the revenue earned from the joint development projects.   While we noted that the MultiStat product sales by BASF has improved in the recent quarters,  however, given the current state of the economy,  in particular in the retail cosmetic industry, we cannot anticipate the MultiStat product sales by BASF for the subsequent quarters given market uncertainties.

Our revenues during the year ended June 30, 2009 consisted of: (a) $804,241, which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $193,350, which represented the revenue earned from the small business innovation research program and the joint development projects; and (c) $7,143 which represented the earned portion of the license fee from Derma Sciences, Inc.

Effective August 1, 2007, we entered into the manufacturing and distribution agreement with BASF Beauty Care Solutions, L.L.C., a member of the BASF Group (the “BASF Agreement”).  This agreement grants BASF exclusive and non-exclusive licenses to develop and market our Ilomastat product for the field of over-the-counter anti-aging (chronological aging or photoaging) cosmetics. Under the terms of this agreement, we and BASF share the net revenues in each contract calendar year beginning January 1, 2008 until December 31, 2010 in accordance with certain sharing percentages as defined in the agreement.  The BASF Agreement has an expiration date of December 31, 2010.  This Agreement supersedes the Master Agreement for Product Development, Manufacturing and Distribution dated August 15, 2002, the Product Development and Distribution Agreement for Ilomastat dated August 15, 2002, the Tolling Agreement dated October 20, 2005, as amended, and the Letter of Intent with the effective date of February 1, 2006, as amended.  We are currently working with BASF on an extension of the Agreement.

Operating Loss. Operating loss for the year ended June 30, 2010 was $2,084,969 as compared to $1,765,040 in operating loss for the year ended June 30, 2009, representing an increase of 18% or $319,929 in operating loss. The increase in operating loss was primarily attributable to an increase in expenses of $309,138 coupled with a slight decrease in revenues of $10,791 for the fiscal year ended June 30, 2010.   The increase in expenses was primarily due to  (a) an increase in research and development expenses of $160,077 or 15%; (b) an increase of $124,798 or 9% in general and administrative expenses; and (c) an increase of $39,397 or 18% in licensing and patent expenses; and offset by a decrease of $13,842 or 37% in cost of revenues, as described in more detail below.

Research and Development Expense.  Research and development expense increased by $160,077 or 15% to $1,223,527 for the year ended June 30, 2010, from $1,063,450 for the year ended June 30, 2009.  The increase in research and development expense is primarily attributable to the subcontractor expenses related to the SBIR phrase II program, which was completed in April 2010.

General and Administrative Expense.  General and administrative expense increased by $124,798 or 9% to $1,499,866 for the year  ended June 30, 2010, from $1,375,068 for the year ended June 30, 2009.  This increase in our general and administrative expenses is mainly due to the implementation of our investor relations programs and financing expenses.

Licensing and Patent Expense.  Licensing and patent expense increased by $39,397 or 18% to $261,536 for the year ended June 30, 2010 from $222,139 for the year ended June 30, 2009.  This increase was primarily due to higher consulting patent legal fees, annual annuity fees for our patents and patent applications, and more annuity fees for more patent applications than those of prior comparable period.

Interest Income.  During the year ended June 30, 2010, we had $2,016 in interest income, compared to $2,290 for the year ended June 30, 2009. The amounts represented interest earned on our certificate of deposits and money market account during the periods.

Interest Expense.  In the year ended June 30, 2010, we had an approximately $1,100,000 non-cash charge to interest expense as a result of a beneficial conversion feature of  long-term convertible note payables with a related party, the Chairman of our Board of Directors, and third parties.  There was no non-cash charge to interest for the comparable period in 2009.

Interest expense on notes payable for the year ended June 30, 2010 increased $104,474 or 40% to $364,345 compared to $259,871  the  year ended June 30, 2009.  The increase was due to  approximately $2,200,000 or 51% increase in the outstanding loan balance due to our Chairman of the Board, a major shareholder, and third parties to approximately $6,500,000, compared to approximately $4,300,000  outstanding balance for the comparable 2009 period.

Net Loss.   Net loss for the year ended June 30, 2010  was $3,550,165 or $0.11 per share compared to $2,022,621 or $0.07 per share for the year ended June 30, 2009.   This increase is primarily attributable to  approximately $1,100,000 non-cash charge to interest expense from a beneficial conversion feature of  long-term convertible note payables and  approximately $425,000 from increases in interest expense in notes payable,  research and development expenses, general and administrative expenses, and licensing and patent expenses, offset by decreases in revenues, and cost of revenues.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2010 and 2009 as we have experienced recurring losses and negative cash flows from operations in these periods.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at June 30, 2010 was $628,026 as compared with $41,216 at June 30, 2009.    Subsequent to the fiscal year ended, we collected approximately $200,000 of the outstanding receivable balance as of  September 23, 2010.  We also collected approximately $180,000 from our July and August business activities.

In August 2010, we entered into a Development and Option Agreement with Biosara. The agreement remains in effect until December 31, 2010 or until superseded by the earlier of a license agreement or another product development agreement.    The parties agree to perform in accordance with the terms as set forth in the statement of work including the initial and subsequent monthly development fees paid or to be paid to the Company.  We anticipate that the development fees are adequate to cover our expenses.  We received the initial payment and performed the work.  We are unable to determine when and if the subsequent monthly development fees will arrive and whether Biosara has the ability to continue funding the project, at this time.  We will continue the work as long as the development fees are received.

In July 2010, we entered into an exclusive Patent and Technology license agreement with Viridis BioPharma Pvt. Ltd., an India corporation("Viridis") .  Under the agreement, Viridis will manufacture, market and sell these wound treatment products in the institutional market in the Republic of India.  The Company will receive royalty payments on the product sales at an agreed royalty rate in addition to certain payment received in March 2010.  We will receive additional payment at the earlier of the first commercial sale or six months from July 26, 2010, the effective date of the agreement.  We are unable to determine when the first commercial sale will occur and how much, if any, of the royalty fee we will receive in the future at this time.  We expect nominal direct expenses in relation to this license agreement.

In June 2009, our licensee, Derma Sciences, Inc. launched the commercial sale of BIOGUARD® an advance wound care product employing our NIMBUS technology.  From the launch date to June 30, 2010, our royalty fees related to this product were approximately $239,121.  In accordance with the terms of the license agreement, the first $75,000 royalty fees from Derma Sciences were offset against the advance payments we received in 2007, the subsequent royalty fees will be at 20% of the net sales as defined in the license agreement.  We are unable to determine how much, if any, of the royalty fee we will receive in the future at this time.  We expect minimal direct expenses in relation to this license agreement.

In May 2010, we entered into a service agreement with a division of a major consumer products company for a certain fee over four months period.  We anticipated the direct expenses related to this project of approximately $10,000 that would be covered by the fee arrangement. We have  invoiced for the first payment under the project.

In April 2010, we and KCI USA, Inc. ("KCI") entered into a Development Agreement for a certain fee over seven months period.  We anticipated the direct expenses related to this project of approximately $15,000 that would be covered by the fee arrangement. We have collected the first payment under the project.

On April 17, 2009, we and Avery Dennison Corporation (“Avery”) entered into a Joint Development and Exclusive Option Agreement (the “Agreement”)  with total value of approximately $100,000 between six to twelve months period with six month extension.  We anticipated the direct expenses related to this project of approximately $20,000. In April 30, 2009, we collected $30,000 initial payment under the Agreement.

In September 2006, we received the SBIR Phase II grant, which included the option of SBIR Phase I, totaling approximately $840,000 over the next four years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses.  To date, we received approximately $725,000 and incurred approximately $242,000 in expenses to subcontractors and other direct expenses.  While we expect to receive royalties in the next twelve to twenty four months from the license agreement subject to certain contractual terms, we need cash in order to maintain and grow our businesses.  See the section below for further discussion of our cash requirements and related strategies to meet these needs.

Beginning in 2009, we took a number of steps to conserve cash and control expenses including a elimination of a $75,000 salary position, a deferred payment on a certain consulting fee of $20,000, and  voluntary  reduction and waiver of salaries and fees of approximately $390,000.  The voluntary salary and fee waiver is scheduled to end effective October 1, 2010.

Equity Financing and our Cash Requirements

On February 8, 2010, we signed a placement agent agreement with an investment banker on a non exclusive basis to raise up to $5,000,000 in order to meet our current operating cash needs and  to execute our business plan.  We cannot assure you that we will raise a sufficient amount of capital, if any, through this investment banker.

Based on our cash position at June 30, 2010, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $182,500 per month or an aggregate of approximately $2,190,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $83,000 per month or an aggregate $996,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $61,000 in payroll for scientists; (b) $5,000 for outside research and development expenditures; and (c) $17,000 for chemical supplies and laboratory operating expenses, including rent expense;

•	Patent related legal fees of approximately $23,334 per month or an aggregate $280,000 annually; and

•
Operating expenses of approximately $76,167 per month or an aggregate $914,000 over the next twelve (12) months, including business developments, personnel costs, director and officer insurance, general liability insurance, investors relations, rent, consulting fees, utilities, legal and accounting fees, and travel.

Our current cash balance of $628,026 as of  June 30, 2010, coupled with accounts receivable of  $336,077,  of  which approximately $200,000 have been subsequently collected after June 30, 2010,  will satisfy our cash requirements for approximately more than five (5) months assuming no further receipt of revenues and additional debt or equity financing.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately more than five (5) months assuming no further receipts of revenues and additional debt or equity financing.

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

As of June 30, 2010, we have eleven senior convertible notes payable outstanding to our Chairman totaling approximately $5,000,000 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a note payable with our Chairman of $221,617 including accrued interest with a maturity date of July 1, 2011 and an annual interest rate of 8%.  We also have a $1,053,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of  December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $250,000 with third parties.  These notes have an 8% interest rate per annum with a conversion price of $1.00 per share, a maturity date of June 30, 2014.   In addition, we have four convertible notes payable totaling $109,474 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2010.

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

At June 30, 2010, we had a net positive working capital of $53,037 that primarily consists of: (a) cash of $628,026; (b) accounts receivable of $336,077; (c) accounts payable of $611,018; (d) accrued expenses of $73,191; (e) unearned revenue of $117,383; and (d) convertible note payable with a related party of $109,474 including accrued interest.  At June 30, 2010, we had a stockholders’ deficit of $6,293,142, a portion of which is due to non-cash share based compensation expense and non-cash charge to interest expense from the beneficial conversion feature of the convertible notes.

Cash used in operating activities was $1,377,803 for the year ended June 30, 2010. Net cash used in investing activities was $20,837.  Net cash provided by financing activities was $1,985,450, of which     $1,015,000 was from senior convertible notes with our Chairman, $678,000 was from a senior convertible note with a major shareholder, $250,000 was from senior convertible notes with third parties, and the proceeds of $42,450 in cash from the exercise of stock options.

 During the year ended June 30, 2009, we received (a) $700,000 from the  senior  convertible notes with our Chairman, (b) the $100,000 convertible notes with one of our officers, and (c) $15,250 from the exercise of stock options.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of June 30, 2010:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$6,569,122	$ -	$ 221,617	$6,347,505	$ -
Operating lease obligations (b)	$14,000	$14,000	$ -	$ -	$ -

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                      24

Financial Statements:

   Balance Sheets as of June 30, 2010 and 2009                            25

   Statements of Operations for the years ended June 30, 2010 and 2009                   26

   Statement of Changes in Stockholders’ Equity for the years ended June 30, 2010                27

   Statements of Cash Flows for the years ended June 30, 2010 and 2009                 28

Notes to Condensed Financial Statements                              29-40

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Quick-Med Technologies, Inc.

We have audited the accompanying balance sheets of Quick-Med Technologies, Inc. (the “Company”) as of June 30, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the years ended June 30, 2010 and 2009, and has a net capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
September 28, 2010

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009

	2010	2009

Current assets:
Cash and cash equivalents	$628,026	$41,216
Accounts receivable	336,077	18,562
Total current assets	964,103	59,778

Property and equipment, net	7,004	14,969

Other assets:
Prepaid expenses	9,657	9,706
Intangible asset, net	366,282	408,095
Total other assets	375,939	417,801
Total assets	$1,347,046	$492,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$611,018	$562,611
Unearned revenue	117,383	51,428
Accrued expenses	73,191	233,631
Convertible note payable - officer	109,474	102,482
Total current liabilities	911,066	950,152

License payable	160,000	160,000
Long-term liability - note payable - director	221,617	-
Long-term liability - convertible note payable	255,041	-
Long-term liability - convertible note payable - related party	1,074,133	430,315
Long-term liability - convertible note payable - director	5,018,331	3,916,290
Total liabilities	7,640,188	5,456,757

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 31,357,297 and 31,039,707 shares issued and
outstanding at June 30, 2010 and June 30, 2009, respectively	3,136	3,104
Additional paid-in capital	13,576,122	11,927,286
Outstanding stock options	3,786,351	3,213,987
Accumulated deficit	(23,658,751)	(20,108,586)
Total stockholders' deficit	(6,293,142)	(4,964,209)
Total liabilities and stockholders' deficit	$1,347,046	$492,548

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

Revenues
Product sales	$517,027	$804,241
Royalty and license fees	174,416	7,143
Research and development service	302,500	193,350
	993,943	1,004,734

Expenses:
Cost of sales	23,370	37,212
Research and development	1,223,527	1,063,450
General and administrative expenses	1,499,866	1,375,068
Licensing and patent expenses	261,536	222,139
Depreciation and amortization	70,613	71,905
Total expenses	3,078,912	2,769,774

Income (loss) from operations	(2,084,969)	(1,765,040)

Other income (expense):
Interest income	2,016	2,290
Interest expense:
Notes payable	(364,345)	(259,871)
Convertible debt beneficial conversion feature	(1,102,867)	-

Loss before income taxes	(3,550,165)	(2,022,621)

Provision (benefit) for income taxes	-	-

Net loss	$(3,550,165)	$(2,022,621)

Net loss per share (basic and diluted)	$(0.11)	$(0.07)

Weighted average common
shares outstanding (basic and diluted)	31,260,738	30,935,633

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Common Stock		Additional Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2008	30,874,196	$ 3,087	$ 11,882,403	$ (18,085,965)	$ 2,602,344	$ (3,598,131)

Stock-based compensation	-	-	-	-	623,293	623,293
Stock issuance for services	81,099	8	17,992	-	-	18,000
Exercise of stock options	54,412	6	15,494	-	(6,250)	9,250
Exercise of stock warrants	30,000	3	11,397	-	(5,400)	6,000
Net loss, July 1, 2008 to June 30, 2009	-	-	-	(2,022,621)	-	(2,022,621)

Balance, June 30, 2009	31,039,707	$ 3,104	$ 11,927,286	$ (20,108,586)	$ 3,213,987	$ (4,964,209)

Stock-based compensation	-	-	-	-	608,914	608,914
Stock issuance for services	107,590	11	74,989	-	-	75,000
Exercise of stock options	210,000	21	78,979	-	(36,550)	42,450
Debt forgiveness by shareholders	-	-	392,001	-	-	392,001
Convertible debt beneficial conversion feature	-	-	1,102,867	-	-	1,102,867
Net loss, July 1, 2009 to June 30, 2010	-	-	-	(3,550,165)	-	(3,550,165)

Balance, June 30, 2010	31,357,297	$ 3,136	$ 13,576,122	$ (23,658,751)	$ 3,786,351	$ (6,293,142)

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(3,550,165)	$(2,022,621)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	70,613	71,905
Stock granted for services	75,000	18,000
Stock-based compensation	608,914	623,293
Interest expense on convertible debt beneficial conversion	1,102,867	-
Issuance of indebteness for services	272,362	-
(Increase) decrease in:
Accounts receivable	(317,515)	328,147
Prepaid expenses	50	(4,394)
Increase (decrease) in:
Accounts payable	48,407	(308,463)
Accrued interest	286,509	259,871
Other current liabilities	25,155	197,953
Net cash used in operating activities	(1,377,803)	(836,309)

Cash flows from investing activities:
Property and equipment	(758)	-
Intangible assets	(20,079)	(10,542)
Net cash used in investing activities	(20,837)	(10,542)

Cash flows from financing activities:
Proceeds from exercise of stock options	42,450	15,250
Increase in notes payable	250,000	-
Increase in notes payable - related party	678,000	-
Increase in notes payable - officer	-	100,000
Increase in notes payable - director	1,015,000	700,000
Net cash provided by financing activities	1,985,450	815,250

Net increase (decrease) in cash and cash equivalents	586,810	(31,601)
Cash and cash equivalents at beginning of period	41,216	72,817
Cash and cash equivalents at end of period	$628,026	$41,216

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Debt forgiveness by shareholders	$392,001	$-
Stock-based compensation	$683,914	$641,293
Interest expense on beneficial conversion	$1,102,867	$-

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Founded in April 1997, Quick-Med Technologies Inc. (the ”Company”) is a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. The Company’s four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay FreshTM is a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDermTM is a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs; and (4) MultiStatTM, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional  market in late June 2009.  The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat™ has been developed in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including consumer textile market.  NimbuDerm is also a technology currently being developed.  In each instance, the Company intends to form joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

The Company specializes in the research and development of biomedical products and devices for antibacterial applications. The Company conducts research efforts or collaborates with third parties as necessary to develop products and administer the patent process.  The Company does not expect to produce nor directly market its products.  Instead, the Company intends to partner with clients for those activities

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has continuing losses from operations, negative working capital and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended June 30, 2010 and 2009, 14,442,928 and 11,297,510  diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

Under the master agreement for product development, manufacturing and distribution (the “Master Agreement”) and the new agreement (“Agreement”) with BASF effective August 1, 2007, which supersedes the Master Agreement, the Company shares proportionately on the net sales and related expenses in accordance with the terms of the Agreement.  The Company recognizes revenue of its royalties from the sale of products by BASF when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable.

The Company recognizes royalty fee income based on the net sales of Bioguard® product by our licensee, Derma Sciences Inc. in accordance with the specified terms of the license agreement.

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

Stock Compensation

The Company adopted FASB  ASC 718, Compensation - Stock Compensation (formerly referenced as SFAS No. 123R, Share-Based Payment), which requires companies to expense the value of employee stock options and similar awards. Under this standard, share-based payment awards result in a cost that are measured at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the  awards expire without being exercised. The Company adopted this standard beginning in the first quarter of the fiscal year 2006 via application of the modified prospective approach to all outstanding and unvested share-based payment awards at the adoption date. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's common stock on the date of grant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of June 30, 2010, the Company’s cash levels did exceed the federally insured limit by approximately $410,000. As of June 30, 2010, most of the Company’s accounts receivable was derived from two customers.

The credit risk of the accounts receivable is considered limited given the customers’ credit rating. There were no write-offs of uncollectible receivables during the year ended June 30, 2010.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2010 and 2009:

	2010	2009

Computer equipment	$26,675	$25,917
Equipment	32,403	32,403
Less: accumulated depreciation	(52,074)	(43,351)
Net property and equipment	$7,004	$14,969

Depreciation expense for the years ended June 30, 2010 and 2009 was $8,723 and $10,014, respectively.

NOTE 4 – INTANGIBLE ASSETS

License Agreement

The Company has a license agreement with two inventors (“Licensors”) for the worldwide rights to the MMP inhibitors and uses thereof.  The license agreement transfers to the Company the technology that is the subject of issued patents as well as pending patent applications, which were filed by the original inventors. The licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents or the license agreement. The U.S. patents expire beginning November 2007 through December 2019 and the international patents expire beginning on November 21, 2011 through December 8, 2019.  Accumulated amortization for the years ended June 30, 2010 and 2009 was $481,029 and $419,139, respectively.

The Company assesses whether its intangible assets are impaired as required by FASB ASC 360 Property, Plant and Equipment (formerly referenced as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” based on an evaluation of undiscounted projected cash flows through the remaining useful lives. If impairment exists, the amount of such impairment is calculated as the estimated fair value of the assets.

NOTE 4 – INTANGIBLE ASSETS, continued

Under the terms of the license agreement, the Company paid $200,000 and granted 160,000 shares of common stock valued at $0.05 per share and granted 160,000 stock options.  The stock options are valued at the estimated minimum value in accordance with FASB  ASC 718, Compensation - Stock Compensation (formerly referenced as SFAS No. 123R, Share-Based Payment,) of $8,000.   In order to maintain the Company’s exclusive rights to the licenses, the agreements require total payments of $260,000 if certain milestones regarding the proof-of-concept and development of a prototype are reached.

If a milestone on the “Civilian Chemical Burn” and “Other topical Medical Uses” categories is not met by the third anniversary of the agreement, the licenses granted within these categories become nonexclusive. The Company elected not to pay each inventor $25,000 per year until all such milestones are met.  At June 30, 2010 and 2009, the balance due under the license agreement is $160,000.

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

During the fiscal years 2010 and 2009, the Company filed a number of US and international patent applications for its NIMBUS,  Stay FreshTM , and NimbuDermTM  technologies and applied for certain trademarks. As of June 30, 2010 and 2009, the total capitalized costs for the patent applications and trademarks were $199,188 and $168,572, respectively.

	June 30, 2010		June 30, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets

License agreement	$648,123	$(481,029)	$648,123	$(419,139)
Patents in process	199,188	-	168,572	-
Total	$847,311	$(481,029)	$816,695	$(419,139)

Amortization of patents in process commences when the patents are issued.

	June 30, 2010		June 30, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Aggregate Amortization Expense

For the years ended	$61,890	$481,029	$61,890	$419,139

Estimated Amortization Expense	Amount

For the year ended June 30, 2011	$61,890
For the year ended June 30, 2012	$61,890
For the year ended June 30, 2013	$43,314
For the year ended June 30, 2015	$-
For the year ended June 30, 2016	$-

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal 2010

In July 2009, the Company issued 145,000 shares of common stock for an aggregate exercise price of $24,650 or $0.17 per share resulting from the exercise of stock options.

During the period from July to November 2009, the Company issued a total of 7,590 shares of restricted common stock for payment of consulting services.  The amount charged to operations was $5,000, the value of the shares on the dates issued.

In December 2009, the Company issued 50,000 shares of common stock for an aggregate exercise price of $10,000 or $0.20 per share resulting from the exercise of stock options.

In January 2010, the Company issued 5,000 shares of common stock for an aggregate exercise price of $1,000 or $0.20 per share resulting from the exercise of stock options.

In February 2010, the Company issued 100,000 shares of restricted common stock for payment of services.  The amount charged to operations was $75,000, the value of the shares on the date issued.

In February 2010, the Company issued 10,000 shares of common stock for an aggregate exercise price of $6,800 or $0.68 per share resulting from the exercise of stock options.

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

In June 2009, the Company issued 25,000 shares of common stock for an aggregate exercise price of $6,000 or $0.20 per share resulting from the exercise of stock options.

NOTE 6 - COMMITMENTS

The Company leases a laboratory facility in Gainesville, Florida. The lease expires in February 1, 2011. Rent expense for the years ended June 30, 2010 and 2009 was approximately $25,680 and $25,560, respectively.

The following is a schedule of minimum future payments on the operating lease as of June 30, 2010:

For The Years Ending June 30,

2011	14,000
Thereafter	-
Total	$14,000

NOTE 7 – STOCK OPTIONS AND WARRANTS

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

On April 18, 2008, the Board of Directors (the “Board”) granted 148,571 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2007 for those elected to receive common stocks and all shares were immediately vested.  In addition, the Board granted 1,074,666 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2007.  The stock options were vested one-third immediately, one-third was vested on April 17, 2009 and the remaining one-third was vested on April 17, 2010, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The exercise price of those stock options is $0.42 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.32 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

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

During the period ended June 30, 2010, 145,000 options were exercised at $0.17 per share or an aggregate price of approximately $24,650 under the July 2004 stock options agreement.  In addition, 55,000 options were exercised at $0.20 per share or an aggregate price of approximately $11,000 under the October 27, 2008 stock options agreement, and 10,000 options were exercised at $0.68 per share or an aggregate price of $6,800.

During the year ended June 30, 2009, 54,412 stock options were exercised for the aggregate price of approximately $9,250 or $0.17 per share under the July stock options agreement.  In addition, 30,000 warrants were exercised for approximately $6,000 or $0.20 per share.

The weighted average grant date fair value of options and warrants granted during the fiscal years ended June 30, 2010 and 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

	June 30,
	2010	2009
Risk free interest rate	3%	3%
Expected life (years)	5	5
Expected volatility	91%	50% to 161%
Expected dividends	None	None

NOTE 7 – STOCK OPTIONS AND WARRANTS, continued

A summary of options for the years ended June 30, 2010 and 2009 is shown below:

	June 30, 2010		June 30, 2009
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	4,966,116	$0.53	5,683,544	$0.61
Granted	681,785	0.77	1,335,102	0.20
Exercised	(210,000)	0.20	(54,412)	0.17
Forfeited	(38,631)	0.88	(1,126,618)	0.51
Expired	(10,000)	0.17	(871,500)	0.55
Outstanding at end of period	5,389,270	$0.55	4,966,116	$0.53
Exercisable at end of period	4,429,337		3,103,079
Available for issuance at end of period	121,318		754,472

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the years ended June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	980,239	$0.31	744,937	$0.48
Granted	248,564	0.77	705,302	0.20
Exercised	-	-	(30,000)	0.20
Expired	-	-	(440,000)	0.20
Outstanding at end of period	1,228,803	$0.40	980,239	$0.31
Exercisable at end of period	1,109,034		773,572

[NOTE 8 - INCOME TAXES

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

The (provision) benefit for income taxes consists of the following:

	2010	2009
Current	$-	$-
Deferred	-	-
	$-	$-

NOTE 8 - INCOME TAXES, continued

Deferred tax assets for June 30, 2010 and 2009 consist of the following:

	2010	2009
Deferred tax asset:
Depreciation and amortization	$7,986	$7,986
Stock based compensation	3,115,411	2,858,054
Net operating loss carry forward	4,866,996	4,351,067
Interest accrual	11,044	11,044
Research tax credit	7,203	7,203
Less: valuation allowance	(8,008,640)	(7,235,354)
Deferred tax asset	$-	$-

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended June 30, 2010 and 2009 is as follows:

	2010	2009

Federal income tax at statutory rate of 34%	$(698,690)	$(687,691)
State tax, net of federal benefit	(74,596)	(73,364)
Other	-	539
Valuation allowance	773,286	760,516
	$-	$-

As of June 30, 2010, the Company had a net operating loss carry forward of approximately $12,933,819 which will begin to expire in 2017.

NOTE 9 – NOTES PAYABLE

Short-Term Note

		Interest	Conversion	June	June
Officer	Maturity	Rate	Price	30, 2010	30, 2009
2008 Convertible Notes	2010	8%	$0.20	$100,000	$100,000
Accrued interest				9,474	2,482
Total				$109,474	$102,482

Long-Term Note

		Interest	Conversion	June	June
Related Party	Maturity	Rate	Price	30, 2010	30, 2009
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$375,000
Accrued interest				21,133	55,315
Total				$1,074,133	$430,315

Others
Senior Convertible Notes	2014	8%	$1.00	250,000	-
Accrued interest				5,041	-
Total				$255,041	$-

On March 31, 2010, the Company issued a senior convertible promissory note to a major shareholder for the principal amount of $1,053,000, which consisted of $600,164 in cash, $375,000 principal balance of a prior senior convertible note together with unpaid accrued interest thereon of $77,836.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 Note 3 to the Chairman and the senior convertible notes totaling $250,000 as described below.  This note has an annual interest rate of 8%, and matures on December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $859,950 as an interest expense as a result of the beneficial conversion feature.

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

NOTE 9  – NOTES PAYABLE, continued

		Interest	Conversion	June
	Maturity	Rate	Price	30, 2010	30, 2009
Director
Note Payable
Note Payable	2011	8%	N/A	$215,000	-
Accrued interest				6,617	-
Total				$221,617	$-

Convertible Notes
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	-
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	-
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	-
2009 Senior Convertible Note 3	2013	8%	$0.60	600,000	-
Accrued interest				710,751	408,710
Total				$5,018,331	$3,916,290

Total long term note payable				$6,569,122	$4,346,605

Total debt				$6,678,596	$4,449,087

NOTE 9 – NOTES PAYABLE, continued

Effective March 15, 2010, the Company issued a $215,000 promissory note payable to its Chairman.  The Company received the borrowings (the "Advances") in a series of $50,000 on January 29, February 12 and March 15, 2010, $34,000 on January 13, 2010, $11,000 on January 14, 2010, and $20,000 on February 26, 2010 totaling $215,000. This note is secured by the Company’s revenues and assets.  In addition, the note has a 8% interest rate per annum and has a maturity date of March 12, 2011, which was extended to July 1, 2011.

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

Effective November 1, 2008, the Company issued four convertible note payables totaling $100,000 to an officer as part of the terms of the employment contract. These notes have the same conversion price of$0.20, which was the closing trading price of the Company’s common stock on the effective date of the notes.  These notes have the same maturity date of December 31, 2013.

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

At June 30, 2010, the Company accrued interests of $710,751 and $6,617, $21,133, $9,474, 5,041 and $6,869 on the convertible notes and the note payable with the director, the convertible note with a related party, the convertible note with the officer, the convertible notes with third parties, and the convertible notes to the officers, respectively.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of  June 30, 2010:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$632,887	$632,887	-	-
Total financial assets	$632,887	$632,887	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$6,569,122	-	-	$6,285,289
Total financial liabilities	$6,569,122	-	-	$6,285,289

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

NOTE 11  – RELATED PARTY TRANSACTIONS

As fully described in Note 9, the Company has several senior convertible note payables with its Chairman and a major stockholder during the periods ended June 30, 2010 and 2009.  In June 2010, the Company recorded approximately $392,001 in additional paid-in capital reflecting waivers by the officers of their unpaid salaries and fee during the period from January 1, 2009 through June 30, 2010.

NOTE 12  – SUBSEQUENT EVENTS

In July 2010, the Company entered into an exclusive Patent and Technology license agreement (the "Agreement") as stipulated in the binding term sheet in March 2010 with an India corporation.  Under the Agreement, the Company grants rights under its proprietary NIMBUS antimicrobial technology to the licensee to manufacture, market and sell certain wound treatment products in the institutional market in the Republic of India.  The Company will receive royalty payments on the product sales at an agreed royalty rate in addition to certain payment received.  The term of the Agreement is for a four year period with certain automatic extension.

In August 2010, the Company entered into a Development and Option Agreement (the “Agreement”). The Agreement remains in effect until December 31, 2010 or until superseded by the earlier of a license agreement or another product development agreement.  Under the Agreement, the Company will use commercially reasonable efforts to develop certain wound care products incorporating its proprietary NIMBUS antimicrobial technology to be manufactured by or for the licensee.  The parties agree to perform in accordance with the terms as set forth in the statement of work including the initial and subsequent monthly development fees paid or to be paid to the Company.

In September 2010, the Company filed a civil complaint in the United States District Court for the Northern District of Florida  against several companies for infringement of certain of the Company's patents.

-  -

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Exchange Act, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2010, our CEO and CFO believe that:

(i)
our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management concluded that, as of June 30, 2010, the Company’s internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm in accordance with recent amendments to Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management’s report in this Annual Report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions held for our directors, executive officers and significant employees.

Our executive officers, key employees and directors are as follows:

Name	Age	Position	Officer/Director since
Michael R. Granito	58	Chairman of the Board	July 2000
J Ladd Greeno	61	Chief Executive Officer and Director	August 2007(Officer) September 2007(directot)
George E. Friel	68	Director	July 2000
Gerald M. Olderman	77	Vice President, Research & Development and Commercialization, and Director	July 1997 (officer) July 200 (director0
Gregory S. Schultz	60	Director	July 2000
Nam H. Nguyen	53	Chief Financial Officer	August 2004

Mr. Granito has served as our Chairman since July 2000. In September 2003, Mr. Granito joined Federated Investors, Inc. as senior vice president and head of capital market research.  Since April 2009, Mr. Granito has served as Chief Risk Officer at Federated Investors, Inc.  From July 1979 to December 2002, Mr. Granito was the managing director and head of capital market research of J.P. Morgan Fleming Asset Investment Management located in New York City. From 1984 through 1996 he served as an adjunct Professor of Finance at Yale University and New York University. Mr. Granito has authored a book and 14 papers on finance and foreign exchange topics. In 1973, Mr. Granito earned a B.S. and a B.A. in Economics from the University of Pennsylvania.

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

Mr. Schultz has served as our Director since July 2000. From 1999 through 2001, Mr. Schultz served as the President of the Wound Healing Society, and has worked as a consultant for 12 major biotechnology companies.  In 1989, he was appointed Professor of Obstetrics/Gynecology and Director of the Institute for Wound Research in the College of Medicine at the University of Florida at Gainesville, Florida.  He has published over 250 research articles and book chapters that have been cited over 6,500 times.  He has been continuously funded by major grants from the National Institutes of Health and supported by grants from the U.S. Army grant on treatment of burns with growth factors.  Mr. Schultz earned a doctorate in biochemistry from Oklahoma State University and postdoctoral fellowship in cell biology at Yale University in Connecticut.

Mr. Nguyen has been our Chief Financial Officer since August 2004.  Since January 2003, he has provided accounting services through his professional firm. From November 2003 until July 2004, Mr. Nguyen served as acting Secretary. Mr. Nguyen is currently president of his accounting firm, Nam H. Nguyen, CPA, P.A.  In August 2010, Mr. Nguyen was appointed as an advisory member of Palm Beach Internal Audit Committee.  Mr. Nguyen was a Manager of Financial Controls of W. R. Grace & Co., responsible for its risk-based global audit plan for its worldwide operations.  He was Vice President of Financial Reporting of John Alden Financial Corporation with responsibilities for the SEC filings and state insurance filings in the United States. A certified public accountant, who has worked for PriceWaterhouse, as a senior manager, Mr. Nguyen specialized in the insurance and health care business in both the United States and Europe.  Mr. Nguyen is also a Certified Internal Auditor.

The above listed officers and directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing board are filled by majority vote of the remaining directors. Our officers serve at the will of the board.

Family Relationships

There are no family relationships between any of the executive officers and directors. No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•
Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	Been convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

•
Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated; or

•
Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

•
Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	(i)	Any federal or state securities or commodities law or regulation; or

(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Executive Committee.  Our Executive Committee is composed of Michael R. Granito, our Chairman of the Board, Directors J. Ladd Greeno, and George E. Friel.  This committee’s chairman is J. Ladd Greeno .  This committee acts for our Board of Directors when a meeting of the full board is not practical.

Compensation Committee.  The Compensation Committee is composed of George E. Friel and Gerald M. Olderman, and is chaired by George E. Friel.  This committee approves, administers and interprets our compensation and health benefits, including our executive incentive programs. Additionally, this committee reviews and makes recommendations to our Board of Directors to ensure that our compensation and benefit policies are consistent with our compensation philosophy and corporate governance principles.  This committee is also responsible for establishing our Chief Executive Officer and senior executive officers’ compensation.

Audit Committee.  The Audit Committee is composed of George E. Friel and Michael R. Granito, and is chaired by George E. Friel.  This committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices.  Among other functions, the committee retains our independent public accountants.

Licensing Committee.  The Licensing Committee is composed of J. Ladd Greeno, Michael R. Granito and Gregory S. Schultz,  and  is chaired by J. Ladd Greeno.  This committee has general responsibility for the review of the licensing terms and agreements with our business partners and to recommend them to the Board of Directors for approval as appropriate.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under United States securities laws, our directors, executive officers and any persons holding more than 10% of our issued and outstanding common stock are required to report their ownership of common stock (or securities convertible into common stock) to the Securities and Exchange Commission.  Due dates for these reports have been set by the Commission and we are required to report any failure to file by those deadlines.  To our knowledge, based solely on a review of the copies of such reports furnished to us by those persons and on representations from those persons that no other reports were required, all reports were timely filed as required under Section 16(a) of the Securities Exchange Act of 1934 by all such persons during the fiscal year ended June 30, 2010.

Diversity

While the Company does not have a policy regarding diversity of its board members, diversity is one of a number of factors that is typically taken into account in identifying board nominees.  We believe that we have a very diverse board of directors  in terms of previous business experience and educational and personal background of the members of our board.

ITEM 11.                      EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during our last two fiscal years by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Summary Compensation Table

Name and principal position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(1)	Option Awards($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

J. Ladd Greeno, Chief Executive Officer	2010	$125,000	—	—	$52,000	—	—		$177,000
	2009	$190,625	—	—	$23,750	—	—		$214,375

Gerard M. Olderman, Vice President of R & D and Commercialization	2010	75,000	—	—	23,400	—	—		98,400
	2009	117,188	—	—	15,305	—	—		132,493
Nam H. Nguyen, Chief Financial Officer	2010	79,063	—	5,000	35,657	—	—		119,720
	2009	106,125	—	12,000	13,195	—	—		131,320

(1) Reflects dollar amount expensed by us during applicable fiscal years for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time in service based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. See the assumptions made in the valuation of the stock options in the footnotes of our financial statements in Item 8.  During the year ended June 30, 2010, Mr. Greeno was granted 200,000 stock options,  which were vested one-third at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $52,000  in share-based compensation expense for the fiscal year ended June 30, 2010.  During the year ended June 30, 2009, Mr. Greeno was granted 225,000 stock options,  which were vested one-third at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $23,750  in share-based compensation expense for the fiscal year ended June 30, 2009.    During the year ended June 30, 2010, Mr. Olderman was granted 90,000 stock options, which were vested one-third at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $23,400  in share-based compensation expense for the fiscal year ended June 30, 2010.  During the year ended June 30, 2009, Mr. Olderman was granted 145,000 stock options, which were vested one-third at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $15,305 in share-based compensation expense for the fiscal year ended June 30, 2009.  During the year ended June 30, 2010, Mr. Nguyen was granted 121,765 warrants, of which 18,178 warrants were vested immediately, and the remainder 103,587,  one-third was vested at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $35,657 in share-based compensation expense for the fiscal year ended June 30, 2010.  During the year ended June 30, 2009, Mr. Nguyen was granted 125,000 warrants which one-third was vested at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $13,195 in share-based compensation expense for the fiscal year ended June 30, 2009.

(2) The officers waived their unpaid salaries and fee for the fiscal year ended June 30, 2010 and 2009 .  As described further below, Mr. Nguyen has a consulting agreement with us since August 2004, as Chief Financial Officer. He also serves as the acting Secretary since February 2008.  During the fiscal year ended June 30, 2010 and 2009, Mr. Nguyen received $5,000 and $12,000 in restricted stock as part of the payment for the services rendered.

Grants of Plan-Based Awards

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended June 30, 2010:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
J. Ladd Greeno Chief Executive Officer	484,056	(1)			0.75	08/06/2013	0	0	0	0
	1,089,120	(2)	363,047	363,047	0.74	09/25/2013
	150,000	(3)	25,000	25,000	0.20	10/27/2013
	108,334	(8)	91,666	91,666	0.77	11/17/2014
Gerard M. Olderman	128,887	(3)	16,113	16,113	0.20	10/27/2013	0	0	0	0
Vice President	105,000	(4)	0	0	0.42	04/18/2013
R&D and Commercialization	75,385	(5)	0	0	1.05	12/19/2011
	150,000	(6)	0	0	0.80	09/09/2010
	48,750	(8)	41,250	41,250	0.77	11/17/2014
Nam H. Nguyen, Chief Financial Officer	111,113	(7)	13,887	13,887	0.20	10/27/2013	0	0	0	0
	50,000	(4)	0	0	0.42	04/18/2013
	15,000	(5)	0	0	1.05	12/19/2010
	74,287	(9)	47,478	47,478	0.77	11/17/2014

(1)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and were vested on the date of grant.
(2)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and are vested as follows one-sixteenth (1/16) every three month beginning on June 17, 2007.
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

(8)
These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of November 17, 2009; one-third vested at November 17, 2010; and the remaining vested at November 17, 2011.

(9)
These stock warrants were granted with 18,178 warrants  vested at the grant date of November 17, 2009, and the remainder 103,587,  one-third was vested at the grant date;  one-third vested at November 17, 2010; and the remaining vested at November 17, 2011.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended June 30, 2010.

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred CompensationEarnings	All Other Compensation	Total
Name	($)	($)(1)	($)(1)		($)	($)	($)(5)	($)
Michael Granito	0	0	$0	(2)	0	0	0	$0
George Friel	0	0	27,903	(3)	0	0	0	27,903
Gregory Schultz	0	0	21,359	(4)	0	0	28,313	49,672

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

(2)	At fiscal year ended June 30, 2010, Mr. Granito had a total of 261,260 stock options outstanding.
(3)	At fiscal year ended June 30, 2010, Mr. Friel had a total of 298,268 stock options outstanding.
(4)	At fiscal year ended June 30, 2010, Mr. Schultz l had a total of 866,221 stock options and warrants outstanding.
(5)
Effective January 2007, we have a consulting agreement with Mr. Schultz for his scientific advisory services with a monthly fee of $2,500.  Mr. Schultz agreed to receive stock warrants in lieu of cash payment for the amounts owed in the fiscal year ended June 30, 2010.

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

If (i) we terminate Mr. Greeno’s employment without “cause” (as defined in the Agreement), (ii) Mr. Greeno resigns from his employment with us for “good reason” (as defined in the Agreement), or (iii) Mr. Greeno resigns from his employment with us for any or no reason within one hundred eighty (180) days following a “change of control” (as defined in the Agreement), then subject to other provisions in the Agreement, Mr. Greeno will receive: (i) continuing payments of severance pay at a rate equal to his Base Salary as then in effect for twelve (12) months from the date of such termination, (ii) the Annual Bonus for the fiscal year in which Mr. Greeno’s employment under the Agreement terminated, which shall be prorated to reflect the number of days of the fiscal year during which Mr. Greeno was employed by us, and (iii) the same level of health (i.e. medical, vision and dental) coverage and other benefits as in effect for Mr. Greeno, and, if applicable, Mr. Greeno’s dependents, on the day immediately preceding Mr. Greeno’s termination at the same costs to him as was in effect on the day prior to his separation from service; provided, however, that (1) Mr. Greeno constitutes a qualified beneficiary, as defined in Section 4980B(g)(1) of the Code, and (2) Mr. Greeno elects continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), within the time period prescribed pursuant to COBRA.  We will reimburse Mr. Greeno’s COBRA premiums until the earlier of (A) twelve (12) months from Mr. Greeno’s termination, or (B) until Mr. Greeno obtains substantially similar coverage under another employer’s group insurance plan.

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

Nam Nguyen's current compensation as our Chief Financial Officer is $12,500 monthly consulting fee as approved by the Compensation Committee and the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of George E. Friel and Gerald M. Olderman (our Vice President, Research & Development and Commercialization), and is chaired by Mr. Friel.

During the fiscal year ended June 30, 2010:

(i) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee;

(ii) none of our executive officers served as a director of another entity, one of whose executive officers served on our compensation committee; and

(iii) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of our board of directors.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of September 15, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement, which could result in a change in our control.

The following table assumes, based on our stock records, that there are 31,357,297  shares issued and outstanding as of September 15, 2010.

The following table sets forth the ownership of our common stock by:

▪	Each stockholder known by us to own beneficially more than 5% of our common stock;
▪	Each executive officer;
▪	Each director or nominee to become a director; and
▪	All directors and executive officers as a group.

Name and Address of Beneficial Owner(A)	Shares Beneficially Owned
	Number	Percent
Michael R. Granito, Chairman and Director	21,665,613 (1)	41.3%
Phronesis Partners, L.P.	8,456,015 (2)	16.1%
David S. Lerner, Founder	3,607,695 (3)	6.9%
J. Ladd Greeno, Chief Executive Officer and Director	1,965,628 (4)	3.7%
George E. Friel, Director	827,488 (5)	1.6%
Gerald M. Olderman, Director and Vice President	1,483,156 (6)	2.8%
Gregory S. Schultz, Director	1,626,737 (7)	3.1%
Nam H. Nguyen, Chief Financial Officer	1,091,345 (8)	2.1%

All Quick-Med Directors and Officers as a Group (6 persons)	28,659,968	53.1%

NOTES: (A) The address for each of the above unless otherwise indicated is c/o Quick-Med Technologies, Inc., 902 NW 4 Street, Gainesville, Florida 32601.

(1) Includes 161,260 shares issuable upon the exercise of options exercisable and 11,850,301 shares issuable upon conversion of the convertible debts within 60 days.

 (2) Includes 1,790,222 shares issuable upon conversion of a convertible debt within 60 days.  Phronesis Partners, L. P., Delaware Limited Partnership, is a hedge fund and has sole voting and  sole dispositive power over 6,665,793 shares. Mr. James Wiggins is  the natural person with sole voting and dispositive power with respect to the shares.  The address for Phronesis Partners, L.P. is 130 East Chestnut  Street, Suite 403, Columbus, OH 43215.

(3) Includes 0 shares issuable upon the exercise of options exercisable within 60 days. Mr. Lerner 's address is 79 Via Ponciana Lane, Boca Raton, FL 33487.

    (4) Includes 1,915,628 shares issuable upon the exercise of options exercisable within 60 days.

    (5) Includes 293,131 shares issuable upon the exercise of options exercisable within 60 days.

(6) Includes 371,077 shares issuable upon the exercise of options exercisable and 547,365 shares issuable upon conversion of the convertible debt within 60 days.

(7) Includes 748,237 shares issuable upon the exercise of options and warrants exercisable within 60    days.

(8) Includes 268,099 shares issuable upon the exercise of options and warrants exercisable within 60 days.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR  INDEPENDENCE

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

Effective March 15, 2010, the Company issued a $215,000 promissory note payable to its Chairman.  The Company received the borrowings (the "Advances") in a series of $50,000 on January 29, February 12 and March 15, 2010, $34,000 on January 13, 2010, $11,000 on January 14, 2010, and $20,000 on February 26, 2010 totaling $215,000. This note is secured by the Company’s revenues and assets.  In addition, the note has a 8% interest rate per annum and has a maturity date of March 12, 2011, which was extended to July 1, 2011.

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

Effective May 12, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 2”) to its Chairman to combine the borrowings (the “Advances”) in a series of $35,000 each from May 12, 2009 through August 12, 2009, $50,000 and $45,000 on August 14 and 27, 2009, respectively totaling $375,000.  As of June 30, 2009, the Company received $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below and has a maturity date of 2010, which was extended to December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 26, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 1”) to its Chairman to combine the borrowings (the “Advances”) in a series of $35,000 each from February 26, 2009 through April 30, 2009 totaling $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2008 senior convertible notes described below and has a maturity date of 2010, which was extended to December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective November 1, 2008, the Company issued four convertible note payables totaling $100,000 to an officer as part of the terms of the employment contract. These notes have the same conversion price of $0.20, which was the closing trading price of the Company’s common stock on the effective date of the notes.  These notes have the same maturity date of 2010, which was extended to December 31, 2013.

Effective September 15, 2008, the Company issued a 2008 senior convertible note payable (“Note 3”) to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from September 15, 2008 through October 15, 2008 totaling $150,000. This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010, which was extended to December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective May 17, 2008, the Company issued a 2008 senior convertible note payable (“Note 2”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $135,000 each from May 17, 2008 through August 28, 2008 totaling $485,000.  This Note 2 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010, which was extended to December 31, 2013.  This Note 2 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable (“Note 1”) to its Chairman to combine the borrowings (the “Advances”) ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008 totaling $370,000.  This Note 1 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010, which was extended to December 31, 2013.  This Note 1 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to its Chairman to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008 totaling $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of 2010, which was extended to December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

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

In June 2010, the Company recorded approximately $392,001 in additional paid-in capital reflecting waivers by the officers of their unpaid salaries and fee during the period from January 1, 2009 through June 30, 2010.

At June 30, 2010, the Company accrued interests of $710,751 and $6,617, $21,133, $9,474, 5,041 and $6,869 on the convertible notes and the note payable with the director, the convertible note with a related party, the convertible note with the officer, the convertible notes with third parties, and the convertible notes to the officers, respectively.

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

Director Independence

 Our board of directors has determined that it currently has one member who qualify as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The NASDAQ Stock Market, Inc. - Marketplace Rule 4200. The independent director is Mr. George E. Friel.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2010 and June 30, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered including a review of SEC registration statement filing. "Audit Related Fees" consisted of general assistance on SEC matters.

		June 30, 2010	June 30, 2009
(i)	Audit Fees	$ 50,500	$ 50,250
(ii)	Audit Related Fees	$3,275	$0
(iii)	Tax Fees	$ 5,000	$5,476
(iv)	All Other Fees	$ 0	$ 0

While we have established an audit committee of the Board of Directors, we have not established a pre-approval policy.  All services provided by the auditors for fiscal year 2010 were accepted by the audit committee and approved by the full Board of Directors.

PART IV

ITEM  15.                      EXHIBITS

Exhibit No.    Description

3.1	Articles of Incorporation, as currently in effect (5)
3.2	Bylaws, as currently in effect (1)
10.1	Quick-Med Technologies MMP License Agreement (2)
10.2	Quick-Med Technologies Stock Option Plan (2)
10.3	Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Chemical Defense (3)
10.4	Financing Agreement with Euro Atlantic Capital Corporation (3)
10.5	Consulting Agreement - Gregory Schultz (3)
10.5.1	Consulting Agreement - Christopher Batich (3)
10.5.2	Consulting Agreement - Bruce Mast (3)
10.5.3	Consulting Agreement - William Toreki (3)
10.6	Note issued to Michael Granito by Quick-Med Technologies (4)
10.6.1	Senior Convertible Note issued to Michael Granito (10)
10.6.2	2007 Senior Convertible Note issued to Michael Granito (10)
10.6.3	2007 Senior Convertible Note 2 issued to Michael Granito (11)
10.6.4	2008 Senior Convertible Note 1 issued to Michael Granito (15)
10.6.5	2008 Senior Convertible Note 2 issued to Michael Granito (13)
10.6.6	2008 Senior Convertible Note 3 issued to Michael Granito (16)
10.6.7	2009 Senior Convertible Note 1 issued to Michael Granito (18)
10.6.8	2009 Senior Convertible Note 2 issued to Michael Granito (19)
10.7	2007 Senior Convertible Note issued to Phronesis Partners, L.P. (10)
10.8	License Agreement with University of Michigan (10)
10.9	Employment Agreement with Gerard Bencen (___)
10.10	Research and Development Agreement with The Collaborative Group, Ltd. (6)
10.11	Agreement Between Noville and Quick-Med Technologies, Inc. (7)
10.12	Joint Development Agreement by and between Quick Med Technologies, Inc. and Mölnlycke Health Care AB dated April 4, 2008. (12)
10.13	Manufacturing and Distribution Agreement by and between Quick-Med and BASF (14)
10.14	Joint Development and Exclusive Option Agreement by and between Avery Dennison and the Registrant dated as of April 17, 2009 (17)
10.15	2009 Senior Convertible Note 3 issued to Michael Granito (20)
10.16
Amendment No. 2 to Patent and Technology License Agreement by and between Quick Med Technologies, Inc. and Derma Sciences, Inc. dated March 23, 2007.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (21)

10.17
License Agreement by and between Quick Med Technologies, Inc. and Johnson & Johnson Consumer and Personal Products Worldwide, a division of Johnson & Johnson Consumer Companies, Inc. effective as of March 5, 2010.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (22)

10.18	Senior Convertible Promissory Note by and between Quick-Med Technologies, Inc. and Phronesis Partners, L.P. dated March 31, 2010 (23)
10.19	Senior Convertible Promissory Note by and between Quick-Med Technologies, Inc. and 2849232 CANADA INC dated March 31, 2010 (23)
10.20	Senior Convertible Promissory Note by and between Quick-Med Technologies, Inc. and Peter L. Berry Holdings, Inc. dated March 31, 2010 (23)
10.21
Development Agreement by and between Quick Med Technologies, Inc. and KCI USA, Inc. dated April 2, 2010.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (24)

10.22
Patent and Technology License Agreement by and between Quick Med Technologies, Inc. and Viridis BioPharma Pvt. Ltd., an India corporation, effective as of  July 26, 2010.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (25)

10.23
Development and Option Agreement by and between Quick-Med Technologies, Inc. and Biosara Corporation, effective as of August 6, 2010.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (26)

10.24	Employment Agreement with Gerald M. Olderman (8)
10.25	Employment Agreement with J. Ladd Greeno (9)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Assignment of Patent for Wound Care (8)
99.2	Assignment of Patent for Mustard Gas (8)
99.3	Assignment of Patent for Anti-wrinkle cream (8)
_________________
* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 4, 1999.
(2)	Incorporated by reference to the Company’s Post Effective Amendment #2 to Registration Statement on Form SB-2 filed on July 13, 2001.
(3)	Incorporated by reference to the Company’s Post Effective Amendment #3 to Registration Statement on Form SB-2 filed on January 8, 2002.
(4)	Incorporated by reference to the Company’s Post Effective Amendment #5 to Registration Statement on Form SB-2 filed on February 13, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2002.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on October 15, 2002.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 19, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 14, 2006.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 10, 2007.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on September 28, 2007.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on February 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2008.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 21, 2008.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on September 29, 2008.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2009.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 28, 2009.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2009
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on February 19, 2010.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on March 11, 2010.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on April 6, 2010.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on April 8, 2010.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 30, 2010.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   QUICK-MED TECHNOLOGIES, INC.

Date: September 28, 2010                                                                                  By: /s/ J Ladd Greeno______________________
                   J Ladd Greeno
                   Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ J. Ladd Greeno J. Ladd Greeno	Chief Executive Officer and Director	September 28, 2010
/s/ Michael R. Granito Michael R. Granito	Chairman of the Board	September 28, 2010
/s/ Gregory S. Schultz Gregory S. Schultz	Director	September 28, 2010
/s/ George E. Friel George E. Friel	Director	September 28, 2010
/s/ Gerald M. Olderman Gerald M. Olderman	Vice President, Research & Development and Director	September 28, 2010
/s/ Nam H. Nguyen Nam H. Nguyen	Chief Financial Officer	September 28, 2010