Form 10-Q
period 2010-11-15
QUICK-MED TECHNOLOGIES INC
filed 2010-11-15
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐                                                                                                   Accelerated filer  ☐
Non-accelerated filer  ☐  (Do not check if a smaller reporting company)       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☐

As of  November 10, 2010, there were 31,357,297 shares of common stock, par value $0.0001 per share, outstanding.

QUICK-MED TECHNOLOGIES, INC.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
 (UNAUDITED)

ASSETS
	September 30,	June 30,
	2010	2010

Current assets:
Cash and cash equivalents	$495,347	$628,026
Accounts receivable	295,958	336,077
Total current assets	791,305	964,103

Property and equipment, net	5,122	7,004

Other assets:
Prepaid expenses	8,149	9,657
Intangible asset, net	370,793	366,282
Total other assets	378,942	375,939
Total assets	$1,175,369	$1,347,046

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$643,869	$611,018
Unearned revenue	106,623	117,383
Accrued expenses	77,780	73,191
Note payable - director	225,952	221,617
Convertible note payable - officer	111,490	109,474
Total current liabilities	1,165,714	1,132,683

License payable	160,000	160,000
Long-term liability - convertible note payable	250,000	255,041
Long-term liability - convertible note payable - related party	1,095,367	1,074,133
Long-term liability - convertible note payable - director	5,098,795	5,018,331
Total liabilities	7,769,876	7,640,188

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 31,357,297 shares issued and outstanding
at September 30, 2010 and June 30, 2010	3,136	3,136
Additional paid-in capital	13,626,122	13,576,122
Outstanding stock options	3,877,377	3,786,351
Accumulated deficit	(24,101,142)	(23,658,751)
Total stockholders' deficit	(6,594,507)	(6,293,142)
Total liabilities and stockholders' deficit	$1,175,369	$1,347,046

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended
	September 30,
	2010	2009

Revenues
Product sales	$257,267	$7,971
Royalty and license fees	67,968	6,360
Research and development service	86,250	15,000
	411,485	29,331

Expenses:
Cost of sales	14,754	1,159
Research and development	274,166	246,691
General and administrative expenses	379,762	278,490
Licensing and patent expenses	55,307	43,814
Depreciation and amortization	17,354	17,976
Total expenses	741,343	588,130

Income (loss) from operations	(329,858)	(558,799)

Other income (expense):
Interest income	557	7
Interest expense:
Note payable	(113,090)	(76,299)
Convertible debt beneficial conversion feature	-	(103,333)

Loss before income taxes	(442,391)	(738,424)

Provision (benefit) for income taxes	-	-

Net loss	$(442,391)	$(738,424)

Net loss per share (basic and diluted)	$(0.01)	$(0.02)

Weighted average common
shares outstanding (basic and diluted)	31,357,297	31,186,613

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2010	31,357,297	$3,136	$13,576,122	$(23,658,751)	$3,786,351	$(6,293,142)

Stock-based compensation	-	-	-	-	91,026	91,026
Debt forgiveness by shareholders	-	-	50,000	-	-	50,000
Net loss, July 1, 2010 to September 30, 2010	-	-	-	(442,391)	-	(442,391)

Balance, September 30, 2010	31,357,297	$3,136	$13,626,122	$(24,101,142)	$3,877,377	$(6,594,507)

See accompanying notes to unaudited condensed financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net loss	$(442,391)	$(738,424)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	17,354	17,976
Stock granted for services	-	3,000
Stock-based compensation	91,026	82,688
Interest expense on convertible debt beneficial conversion	-	103,333
Contribution of services	50,000	-
(Increase) decrease in:
Accounts receivable	40,119	6,811
Prepaid expenses	1,508	81
Increase (decrease) in:
Accounts payable	32,851	17,245
Accrued interest	103,009	76,299
Other current liabilities	(6,171)	25,737
Net cash used in operating activities	(112,695)	(405,254)

Cash flows from investing activities:
Intangible assets	(19,984)	(7,395)
Net cash used in investing activities	(19,984)	(7,395)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	24,650
Increase in notes payable - director	-	395,000
Net cash provided by financing activities	-	419,650

Net increase (decrease) in cash and cash equivalents	(132,679)	7,001
Cash and cash equivalents at beginning of period	628,026	41,216
Cash and cash equivalents at end of period	$495,347	$48,217

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Debt forgiveness by shareholders	$50,000	$-
Stock-based compensation	$91,026	$3,000
Interest expense on beneficial conversion	$-	$103,333

See accompanying notes to unaudited condensed financial statements.

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of September 30, 2010 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended September 30, 2010 and 2009, 15,164,555 and 12,012,210 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

Under the agreement for product development, manufacturing and distribution  (the “Agreement”) with BASF, the Company shares proportionately on the net sales and related expenses in accordance with the terms of the Agreement.  The Company recognizes revenue of its royalties from the sale of products by BASF when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable.

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of September 30, 2010, the Company’s cash levels did exceed the federally insured limit by approximately $332,501. As of September 30, 2010, most of the Company’s accounts receivable was derived from BASF and US Army.

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

On October 27, 2008, the Board granted 1,335,102 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2008. In addition, the Board granted 705,302 warrants payments to consultants for payments of their services and incentive performance awards.  Further, 60,000 shares of restricted common stock were issued to a consultant as payment for services.  Of the 1,335,102 stock options grant, approximately 464,102 were awarded to the board members for their services and were vested on the date of grant. Of  the 705,302 warrants issued, 240,302 warrants were vested immediately on the grant date. The remainder 871,000 stock options and 465,000 warrants were vested one-third immediately, one-third were vested on October 27, 2009 and the remaining one-third will be vested on October 27, 2010, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.20 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options and warrants was $0.19 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

On April 18, 2008, the Board granted 148,571 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2007 for those elected to receive common stocks and all shares were immediately vested.  In addition, the Board granted 1,074,666 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2007.  The stock options were vested one-third immediately, one-third was vested on April 17, 2009 and the remaining one-third was vested on April 17, 2010, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The exercise price of those stock options is $0.42 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.32 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

On August 6, 2007, the Board  granted 484,056 non-qualified stock options to the Chief Executive Officer (“CEO”) at an exercise price of $0.75 per share. These options were fully vested and immediately exercisable at the date of grant.  In addition, the Board granted 1,452,167 non- qualified stock options at an exercise price of $0.74 per share on September 25, 2007, as part of the CEO’s employment agreement. The second stock options are vested and become exercisable 1/16th of the total 1,452,167 options on each three-month anniversary beginning on June 11, 2007.  The average grant date fair value of the options was $0.46 per share based on the Black-Scholes option-pricing model.  These options expire five years from the date of grant.

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

On September 9, 2005, the Board granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005, and all shares were immediately vested.  In addition, the Board granted 710,000 stock options and 175,000 warrants to the employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005.  The stock options and warrants were vested one-third immediately, one-third was vested on July 1, 2006 and the remaining one-third was vested on July 1, 2007.  The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.72 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant. On September 9, 2010, approximately 545,000 options and 175,000  had expired.

During the period ended September 30, 2009, 145,000 options were exercised at $0.17 per share or an aggregate price of approximately $24,650 under the July 2004 stock options agreement.

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

The weighted average grant date fair value of options and warrants granted during the three months ended September 30, 2010 and 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

	September 30,
	2010	2009
Risk free interest rate	3%	3%
Expected life (years)	5	5
Expected volatility	91%	161%
Expected dividends	None	None

A summary of options for the periods ended September 30, 2010 and 2009 is shown below:

	September 30, 2010		September 30, 2009
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	5,389,270	$0.55	4,966,116	$0.53
Granted	-	-	-	-
Exercised	-	-	(145,000)	0.17
Forfeited	-	-	-	-
Expired	(545,000)	0.80	(10,000)	0.17
Outstanding at end of period	4,844,270	$0.57	4,811,116	$0.53
Exercisable at end of period	4,090,710		3,170,566
Available for issuance at end of period	666,318		764,472

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended September 30, 2010 and 2009:

	September 30, 2010		September 30, 2009
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	1,228,803	$0.40	980,239	$0.31
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(236,393)	0.80	-	-
Outstanding at end of period	992,410	$0.46	980,239	$0.31
Exercisable at end of period	923,773		812,322

Index

NOTE 4 – NOTES PAYABLE

Short-Term Note

		Interest	Conversion	September	June
Officer	Maturity	Rate	Price	30, 2010	30, 2010
2008 Convertible Notes	2010	8%	$0.20	$100,000	$100,000
Accrued interest				11,490	9,474
Total				$111,490	$109,474

Director
Note Payable	2011	8%	N/A	$215,000	215,000
Accrued interest				10,952	6,617
Total				$225,952	$221,617

Long-Term Note

		Interest	Conversion	September	June
Related Party	Maturity	Rate	Price	30, 2010	30, 2010
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$1,053,000
Accrued interest				42,367	21,133
Total				$1,095,367	$1,074,133

Others
Senior Convertible Notes	2014	8%	$1.00	250,000	250,000
Accrued interest				-	5,041
Total				$250,000	$255,041

Index

NOTE 4 – NOTES PAYABLE, continued

		Interest	Conversion	September	June
	Maturity	Rate	Price	30, 2010	30, 2010
Director
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	50,000
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	45,000
2009 Senior Convertible Note 3	2013	8%	$0.60	600,000	600,000
Accrued interest				791,215	710,751
Total				$5,098,795	$5,018,331

Total long term note payable				$6,444,162	$6,347,505

Total debt				$6,781,604	$6,678,596

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

On March 31, 2010, the Company issued two senior convertible promissory notes totaling $250,000 to third parties.  These senior convertible notes are secured by the Company’s revenues and assets with the same priority as the 2009 Note 3 to the Chairman and the senior convertible note to a major shareholder. These notes have an annual interest rate of 8% with a maturity date of June 30, 2014.  The interest is due semi-annually in cash or the Company's common shares at the debt holders discretion with proper notice.  As of September 30, 2010 the Company paid approximately $10,000 in semi-annual interest payment.   These notes have the convertible price of $1.00 per share of common stock.  The Company has recorded approximately $22,500 as an interest expense as a result of the beneficial conversion feature.

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

Effective November 1, 2008, the Company issued four convertible note payables totaling $100,000 to an officer as part of the terms of the employment contract. These notes have the same conversion price of $0.20, which was the closing trading price of the Company’s common stock on the effective date of the notes.  These notes have the same maturity date of December 15, 2010.

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

At September 30, 2010, the Company accrued interests of $791,215, $42,367, $11,490, and $0 on the convertible notes with the director, the convertible note with a related party, the convertible note with the officer, and the convertible notes with third parties, respectively

Index

NOTE 5  – FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$453,444	$453,444	-	-
Total financial assets	$453,444	$453,444	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$6,037,800	-	-	$6,037,800
Total financial liabilities	$6,037,800	-	-	$6,037,800

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

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with its Chairman, a major stockholder, an officer and third parties during the periods ended September 30, 2010 and June 30, 2010.  In September 2010, the Company recorded approximately $50,000 in additional paid-in capital reflecting waivers by certain officers of their unpaid salaries during the period from July 1, 2010 through September 30, 2010.

NOTE 7  – SUBSEQUENT EVENTS

In  October  2010, Avery Dennison exercised its option under the Joint Development and Exclusive Option Agreement (the "Joint Development Agreement") effective April 17, 2009 to enter into a license agreement with the Company.  The significant terms of the license agreement have been agreed by both parties and were included in an exhibit of the Joint Development Agreement.

In October 2010, the Company was awarded a grant of approximately $244,500 by the U.S. government under Qualifying Therapeutic Discovery Project ("QTDP") to advance the development of the NIMBUS technology for wound dressings and wound drains.  The QTDP grant has been authorized by the U.S. Department of the Treasury for payment in November 2010.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended June 30, 2010.   The terms “Quick-Med”, "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements."  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products;  (f) there is no assurance that our technologies or products  will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore,  should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt or equity financings, but there are no assurances that these revenues and  financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to our Chairman of the Board and a major shareholder, who have  funded our operations, debt obligations, including those that  are secured by our assets and revenues and  are senior obligations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; and (k) other risk factors discussed in our annual report  for the fiscal year ended June 30, 2010 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Our potential revenues will likely be derived from government agencies and the following types of companies in connection with our NIMBUS, Stay FreshTM ,  NimbuDermTM and MultiStat® technologies:

•	Healthcare and medical;
•	Apparel and textile; and
•	Personal care companies.

Index

Recent Developments

In November 2010, we completed the Development Agreement (the "Agreement") with KCI USA, Inc., a medical technology company, to develop technology utilizing our proprietary NIMBUS antimicrobial intellectual property in an advanced wound care substrate by achieving the milestone set forth in the statement of work of the Agreement.

In  October  2010, Avery Dennison exercised its option under the Joint Development and Exclusive Option Agreement (the "Joint Development Agreement") effective April 17, 2009 to enter into a license agreement with us.  The significant terms of the license agreement have been agreed by both parties and were included in an exhibit of the Joint Development Agreement.

In October 2010, we were awarded a grant of approximately $244,000 by the U.S. government under the  under the Qualifying Therapeutic Discovery Project ("QTDP") program to advance the development of the NIMBUS technology for wound dressings and wound drains.  The QTDP grant has been authorized by the U.S. Department of the Treasury for payment in November 2010.

In October 2010, we completed our joint development agreement with Foster Corporation, a unit of PolyMedex Discovery Group, in applying our proprietary NIMBUS antimicrobial technologies to thermoplastics for medical applications, particularly catheters.

Overview of Our First Fiscal Quarter 2011

•
Revenues increased $382,154 to $411,485 during the first fiscal quarter of 2011 compared to the same period in 2010. The increase was primarily due to an increase in royalties in the form of revenue share from product sales by BASF, royalty and license fees from the sales of BIOGUARD, and research and development services.

•
Research and development, general and administrative, licensing and patent expenses, and interest expense on notes payable increased 11% to $274,166, 36% to $379,762, 26% to $55,307 and 48% to $113.090, respectively, during the first fiscal quarter of  2011 compared to the same period in 2010 primarily due to higher payroll costs and expenses related to the SBIR phase II program, additional investor relations program costs, larger royalty fees and more regulatory expenses, higher patent related expenses,  and higher interest resulting in larger outstanding notes payable offset by the absence of the interest expense from the convertible debt beneficial conversion feature in the current fiscal quarter.

•
Net loss was $442,391 or $0.01 per share for the first fiscal quarter of 2011 compared to $738,424 or $0.02 per share for the same period in 2010. This decrease is primarily due to an increase in revenue offset by increases in research and development expenses, general and administrative expenses, licensing and patent expenses, cost of revenues, and interest expense on notes payable.

•
As of the  end of the first fiscal quarter of 2011, our cash balance of $495,347, accounts receivable of approximately $295,958, of which approximately $182,208 has been subsequently collected after September 30, 2010,  and approximately $195,000 in government grant (net of related expenses) will satisfy our cash requirements for more than five (5) months assuming no further receipt of revenues and additional debt or equity financing.

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

Index

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

Capital Expenditures and Requirements

From 2000 to September 2010, we have spent approximately $867,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provided that we compensated approximately 80,000 common shares, 80,000 stock options and $50,000 in cash  each, to  Dr. Galardy and Dr. Grobelny for the exclusive license of the Ilomastat technology, which they invented.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  stock-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our condensed financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the three months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2010.

Recent Accounting Pronouncements

For a description of the new accounting standards that affect us, see Note 2 of notes to our condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Index

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

Revenues.     During the three months ended September 30, 2010 we had $411,485 of revenues, compared to $29,331 of revenues for the three months ended September 30, 2009, representing a 1,303% increase in our revenues.  Our revenues during the three months ended September 30, 2010 consisted of: (a) $257,267, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $67,968 royalty and license fees  consisting of $63,458 from the sales of BIOGUARDTM advanced wound care product by Derma Sciences, Inc., our licensee, and $4,510 in license fees representing the earned portion of the license fees from our licenses; and (c) $86,250, which represented the revenue earned from the joint development projects.  While we noted that the MultiStat product sales by BASF has improved in the recent quarters,  however, given the current state of the economy,  in particular in the retail cosmetic industry, we cannot anticipate the MultiStat product sales by BASF for the subsequent quarters given economic market uncertainties.

Our revenues during the three months ended September 30, 2009 consisted of (a) $7,971 which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $6,360, royalty and license fees consisting of $4,574 from the sales of BIOGUARDTM advanced wound care product by Derma Sciences, Inc., our licensee, This product was launched in late June 2009 and the royalty fees related to the sales of this product were $79,574 from the period from June to September 30, 2009.  However, $75,000 was credited against the advance royalty fees we had previously received in accordance with the terms of the license agreement.  There are no further credits against future royalty fees; and (c) $15,000, which represented the revenue earned from the joint development project.

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

Operating Loss.  Operating loss for the three months ended September 30, 2010 was $329,858 as compared to $558,799 in operating loss for the three months ended September 30, 2009, representing a decrease of 41% or $228,941 in operating loss. The decrease in operating loss was primarily attributable to an increase in revenues of $382,154 offset by an increase in expenses of $153,213 for the three months ended September 30, 2010.   The increase in expenses was primarily due to the following:  (a) an increase in research and development expenses of $27,475 or 11%; (b) an increase of $101,272 or 36% in  general and administrative expenses; (c) an increase of $11,493 or 26% in licensing and patent expenses; and (d) an increase of $13,595 or 1,173% in cost of revenues, as described in more detail below.

Research and Development Expense.  Research and development expense increased by $27,475 or 11% to $274,166 for the three months ended September 30, 2010, from $246,691 for the three months ended September 30, 2009.  The increase in research and development expense is primarily attributable to the remaining subcontractor expenses related to the SBIR phase II program, and higher payroll expenses than in prior year comparable period.

General and Administrative Expense.  General and administrative expense increased by $101,272 or 36% to $379,762  for the three months  ended September 30, 2010, from $278,490 for the three months ended September 30, 2009.  This increase in our general and administrative expenses is mainly attributed to  the implementation of the investor relations programs and larger royalty fees incurred by us.

Licensing and Patent Expense.  Licensing and patent expense increased by $11,493 or 26% to $55,307 for the three months ended September 30, 2010 from $43,814  for the three months ended September 30, 2009.  This increase was primarily due to higher consulting patent legal fees, annual annuity fees for our patents and patent applications and more annuity fees for more patent applications than those of prior comparable period.

Interest Expense.  Interest expense on notes payable for the three months ended September 30, 2010 increased $36,791 or 48% to $113,090 compared to $76,299  the  three months ended September 30, 2009.  The increase was due to  approximately $2,200,000 or 51% increase in the outstanding loan balance due to our Chairman of the Board, a major shareholder, and third parties to approximately $6,500,000, compared to approximately $4,300,000  outstanding balance for the comparable 2009

For the three months ended September 30, 2009, we had an approximately $103,333 non-cash charge to interest expense as a result of a beneficial conversion feature of  a long-term convertible note payable with the Chairman.  We had no similar charge for the three months ended September 30, 2010.

Net Loss.   Net loss for the three months ended September 30, 2010  was $442,391 or $0.01 per share compared to $738,424 or $0.02 per share for the three months ended September 30, 2009.   This decrease is primarily attributable to increases in revenue,  interest expense,  general and administrative expenses, research and development expenses, and licensing and patent expenses, and cost of revenues.

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

Total cash on hand at September 30, 2010 was $495,347 as compared with $628,026 at June 30, 2010.    Subsequent to the quarter ended, we collected approximately $182,208 of the outstanding receivable balance as of  November 10, 2010.

In October 2010, we were awarded a grant of approximately $244,000 by the U.S. government  under the Qualifying Therapeutic Discovery Project ("QTDP") program to advance the development of the NIMBUS technology for wound dressings and wound drains.  The QTDP grant has been authorized by the U.S. Department of the Treasury for payment in November 2010.  We expect to pay approximately $49,000 in fees associated with the grant application.

On April 17, 2009, we and Avery Dennison Corporation (“Avery”) entered into a Joint Development and Exclusive Option Agreement (the “Agreement”) effective as of April 17, 2009 with total value of approximately $100,000 between six to twelve months period.  We anticipated the direct expenses related to this project of approximately $20,000. As of  November 10, 2010, we collected payments of $100,000  under the Agreement.

In  October  2010, Avery Dennison exercised its option under the  Agreement to enter into a license agreement with us.  The significant terms of the license agreement have been agreed by both parties and were included in an exhibit of the Joint Development Agreement.

In August 2010, we entered into a Development and Option Agreement (the “Agreement”) with Biosara. The Agreement remains in effect until December 31, 2010 or until superseded by the earlier of a license agreement or another product development agreement.    The parties agree to perform in accordance with the terms as set forth in the statement of work including the initial and subsequent monthly development fees paid or to be paid to the Company.  We anticipate that the development fees are adequate to cover our expenses.  We received the initial payment and performed the work.  As of November 10, 2010, we received certain development fees to continue the work.  We are unable to determine if we will continue to receive the development fees in the future to complete the project at this time.  We will continue the work as long as the development fees are received.

In July 2010, we entered into an exclusive Patent and Technology license agreement (the "Agreement")  with Viridis BioPharma Pvt. Ltd., ("Viridis") an India corporation.  Under the Agreement, Viridis will manufacture, market and sell these wound treatment products in the institutional market in the Republic of India.  The Company will receive royalty payments on the product sales at an agreed royalty rate in addition to certain payment received in March 2010.  We will receive additional payment at the earlier of the first commercial sale or six months from July 26, 2010, the effective date of the Agreement.  We are unable to determine when the first commercial sale will occur and how much, if any, of the royalty fee we will receive in the future at this time.  We expect nominal direct expenses in relation to this license agreement.

In June 2009, our licensee, Derma Sciences, Inc. launched the commercial sale of BIOGUARD® an advance wound care product employing our NIMBUS technology.  From the launch date to September 30, 2010, our royalty fees related to this product were approximately $302,579.  In accordance with the terms of the license agreement, the first $75,000 royalty fees from Derma Sciences were offset against the advance payments we received in 2007, the subsequent royalty fees will be at 20% of the net sales as defined in the license agreement.  We are unable to determine how much, if any, of the royalty fee we will receive in the future at this time.  We expect minimal direct expenses in relation to this license agreement.

In May 2010, we entered into a service agreement (the "Agreement") with a division of a major consumer products company for a certain fee over four months period or when the milestones are completed.  We anticipated the direct expenses related to this project of approximately $10,000 that would be covered by the fee arrangement. We have invoiced and collected payments for the first two milestones under the project to date.

In April 2010, we and KCI USA, Inc. ("KCI") entered into a Development Agreement (the “Agreement”) for a certain fee over seven months period.  We anticipated the direct expenses related to this project of approximately $15,000 that would be covered by the fee arrangement. We have collected the first payment under the project.

In September 2006, we received the SBIR Phase II grant, which included  the option of SBIR Phase I, totaling approximately $840,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses.  To date, we received approximately $616,000 and incurred approximately $282,000 in expenses to subcontractors and other direct expenses.

While we expect to receive royalties in the next twelve to twenty four months from the license agreement subject to certain contractual terms, we need cash in order to maintain and grow our businesses.  See the section below for further discussion of our cash requirements and related strategies to meet these needs.

Beginning in 2009, we have taken a number of steps to conserve cash and control expenses including a elimination of a $75,000 salary position, a deferred payment on a certain consulting fee of $20,000, and  voluntary  reduction and waiver of salaries and fees of approximately $440,000.  The voluntary salary and fee waiver ended effective October 1, 2010.

Equity Financing and our Cash Requirements

On February 8,  2010, we signed a placement agent agreement with an investment banker on a non exclusive basis to raise up to $5,000,000 in order to meet our current operating cash needs and  to execute our business plan.  We cannot assure you that we will raise a sufficient amount of capital, if any, through this investment banker.

 Based on our cash position at September 30, 2010, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $182,500 per month or an aggregate of approximately $2,190,000 over the next twelve (12) months, in the following areas:

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

•
Operating expenses of approximately $76,167 per month or an aggregate $914,000 over the next twelve (12) months, including business developments, personnel costs, investors relations, director and officer insurance, general liability insurance, investors relations, rent, consulting fees, utilities, legal and accounting fees, and travel.

Our current cash balance of $495,347 as of  September 30, 2010, accounts receivable of approximately $295,958,  of which approximately $182,208 has been subsequently collected after September 30, 2010, and approximately $195,000 government grant, net of expenses, will satisfy our cash requirements for approximately no more than five (5) months assuming no further receipt of revenues and additional debt or equity financing.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately more than five (5) months assuming no further receipts of revenues and additional debt or equity financing.

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

As of September 30, 2010, we have eleven senior convertible notes payable outstanding to our Chairman totaling approximately $5,000,000 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a note payable with our Chairman of $225,952 including accrued interest with a maturity date of July 1, 2011 and an annual interest rate of 8%.  We also have a $1,053,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of  December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $250,000 with third parties.  These notes have an 8% interest rate per annum with a conversion price of $1.00 per share, a maturity date of June 30, 2014.   In addition, we have four convertible notes payable totaling $111,490 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2010.

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

At September 30, 2010, we had a negative working capital of $374,409 that primarily consists of: (a) cash of $495,347; (b) accounts receivable of $295,958; (c) accounts payable of $643,869; (d) accrued expenses of $77,780; (e) unearned revenue of $106,623; (d) note payable to director of $225,952 including accrued interest; and (g) convertible note payable with an officer  of $111,490 including accrued interest.  At September 30, 2010, we had a stockholders’ deficit of $6,594,507, a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions and the beneficial conversion feature of certain convertible notes.

Cash used in operating activities was $112,695 for the three months ended September 30, 2010. Net cash used in investing activities was $19,984.  Net cash provided by financing activities was $0.

 During the three months ended September 30, 2009, we received $419,650, of which $395,000 was from   a senior  convertible note with our Chairman, and the proceeds of $24,650 in cash from the exercise of stock options.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of  September 30, 2010:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$6,670,114	$-	$225,952 -	$6,444,162	$-
Operating lease obligations (b)	$8,000	$8,000	$-	$-	$-

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  September 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended September 30, 2010, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.   Risk Factors

Item 1A is not required to be disclosed by smaller reporting companies such as the Company.

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
10.7
Development Agreement by and between Quick Med Technologies, Inc. and KCI USA, Inc. dated April 2, 2010.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)(6)

10.8
Patent and Technology License Agreement by and between Quick Med Technologies, Inc. and Viridis BioPharma Pvt. Ltd., an India corporation, effective as of  July 26, 2010.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (7)

10.9
Development and Option Agreement by and between Quick-Med Technologies, Inc. and Biosara Corporation, effective as of August 6, 2010.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)(8)

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

(4)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 11, 2010.

(5)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2010.

(6)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2010.

(7)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 30, 2010.

(8)           Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	November 15, 2010	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer (Principal Executive Officer)

Date	November 15, 2010	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer

Index