Form 10-Q
period 2010-12-31
QUICK-MED TECHNOLOGIES INC
filed 2011-02-14
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

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

As of  January 24, 2011, there were 31,432,297 shares of common stock, par value $0.0001 per share, outstanding.

QUICK-MED TECHNOLOGIES, INC.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
 (UNAUDITED)
ASSETS
	December 31,	June 30,
	2010	2010

Current assets:
Cash and cash equivalents	$343,787	$628,026
Accounts receivable	254,606	336,077
Total current assets	598,393	964,103

Property and equipment, net	3,482	7,004

Other assets:
Prepaid expenses	12,019	9,657
Intangible asset, net	365,011	366,282
Total other assets	377,030	375,939
Total assets	$978,905	$1,347,046

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$628,994	$611,018
Unearned revenue	89,613	117,383
Accrued expenses	66,882	73,191
Note payable - director	230,287	221,617
Convertible note payable - officer	-	109,474
Current maturity of note payable - officer	12,000	-
Total current liabilities	1,027,776	1,132,683

License payable	160,000	160,000
Long-term liability - note payable - officer	101,578	-
Long-term liability - convertible note payable	255,041	255,041
Long-term liability - convertible note payable - related party	1,116,600	1,074,133
Long-term liability - convertible note payable - director	5,179,260	5,018,331
Total liabilities	7,840,255	7,640,188

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 31,432,297 and 31,357,297 shares issued
and outstanding at December 31, 2010 and June 30, 2010	3,144	3,136
Additional paid-in capital	13,664,364	13,576,122
Outstanding stock options	3,945,114	3,786,351
Accumulated deficit	(24,473,972	(23,658,751)
Total stockholders' deficit	(6,861,350	(6,293,142)
Total liabilities and stockholders' deficit	$978,905	$1,347,046

See accompanying notes to unaudited condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues
Product sales	$37,216	$116,337	$294,483	$124,308
Royalty and license fees	86,333	49,178	154,301	55,538
Research and development service	97,500	32,500	183,750	47,500
	221,049	198,015	632,534	227,346

Expenses:
Cost of sales	2,636	5,185	17,390	6,344
Research and development	232,749	397,127	506,915	642,817
General and administrative expenses	323,786	392,444	693,980	671,935
Licensing and patent expenses	100,446	89,518	165,320	133,332
Depreciation and amortization	17,113	17,627	34,467	35,603
Total operating expenses	676,730	901,901	1,418,072	1,490,031

Operation loss	(455,681)	(703,886)	(785,538)	(1,262,685)

Other income (expense):
Other income, net	195,583	-	195,583	-
Interest income	429	17	986	24
Interest expense:
Note payable	(113,161)	(85,953)	(226,252)	(162,252)
Convertible debt beneficial conversion feature	-	(95,417)	-	(198,750)
Total other income (expense)	82,851	(181,353)	(29,683)	(360,978)

Loss before provision (benefit) for income taxes	(372,830)	(885,239)	(815,221)	(1,623,663)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(372,830)	$(885,239)	$(815,221)	$(1,623,663)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average common
shares outstanding - basic and diluted	31,384,471	31,192,068	31,370,884	31,189,561

See accompanying notes to unaudited condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED DECEMBER 31, 2010
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, September 30, 2010	31,357,297	$3,136	$13,626,122	$(24,101,142)	$3,877,377	$(6,594,507)

Stock-based compensation	-	-	-	-	77,237	77,237
Stock issuance for services	25,000	3	18,747	-	-	18,750
Exercise of stock options	50,000	5	19,495	-	(9,500)	10,000
Net loss, October 1, 2010 to December 31, 2010	-	-	-	(372,830)	-	(372,830)

Balance, December 31, 2010	31,432,297	$3,144	$13,664,364	$(24,473,972)	$3,945,114	$(6,861,350)

See accompanying notes to unaudited condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net loss	$(815,221)	$(1,623,663)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	34,467	35,603
Stock granted for services	18,750	5,000
Stock-based compensation	168,263	397,461
Interest expense on convertible debt beneficial conversion	-	198,750
Contribution of services	50,000	-
(Increase) decrease in:
Accounts receivable	81,471	(51,651)
Prepaid expenses	(2,362)	(2,678)
Increase (decrease) in:
Accounts payable	17,976	99,888
Accrued interest	203,015	162,252
Other current liabilities	(34,080)	(21,072)
Net cash used in operating activities	(277,721)	(800,110)

Cash flows from investing activities:
Increase in intangible assets	(29,673)	(8,546)
Net cash used in investing activities	(29,673)	(8,546)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,000	34,650
Increase in notes payable - officer	13,155	-
Increase in notes payable - director	-	770,000
Net cash provided by financing activities	23,155	804,650

Net decrease in cash and cash equivalents	(284,239)	(4,006)
Cash and cash equivalents at beginning of period	628,026	41,216
Cash and cash equivalents at end of period	$343,787	$37,210

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Debt forgiveness by shareholders	$50,000	$-
Stock-based compensation	$187,013	$402,461
Interest expense on beneficial conversion	$-	$198,750

See accompanying notes to unaudited condensed financial statements.

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for neither the six months and three months ended December 31, 2010 are  necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of December 31, 2010 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended December 31, 2010 and 2009, 14,817,013 and 12,487,311 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

Revenue Recognition

The Company’s revenues consist of the following sources: product sales, royalty and license fees, research and development service.

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

The Company also recognizes revenue from the non-refundable exclusivity license fee derived from its licensees on a pro rata basis over the term of the related exclusive license agreements.  Further, the Company recognizes the exclusive option fee as revenue on a pro rata basis over the term of the related exclusive option agreement.

Unearned Revenue

The amount of unearned revenue represents the exclusive option fee, the license fee, and advance royalty fee yet to be earned on a pro rata basis over the exclusive option period of the related option and license agreements.

Other Income

The Company recognizes its Qualifying Therapeutic Discovery Project (QTDP) grant from the U.S. government in connection with the advancement of the development of the NIMBUS technology for wound dressings and wound drains net of the expenses associated with the grant application in other income.

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock Compensation

The Company records share-based payment awards at fair value on the grant date of the awards, based on the estimated number of awards that are expected to vest. The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value of the restricted stock awards was based on the closing price of the Company's common stock on the date of grant.

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of December 31, 2010, the Company’s cash levels did exceed the federally insured limit by approximately $129,905. As of December 31, 2010, most of the Company’s accounts receivable were collected other than the receivable derived from the U.S. Army.

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

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations”. The objective of this ASU is to address diversity in practice about the presentation of pro forma revenue and earnings disclosure requirements for business combinations, and specifies that a public entity that presents comparative financial statements should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU is effective prospectively for business combinations on or after January 1, 2011. As this ASU is limited to supplemental disclosures, its adoption will not have an impact on the Company’s financial condition or results of operations.

In December, 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2010. The adoption of this ASU may require the Company to report goodwill impairment charges sooner than under current practice.

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

On November 17, 2009, the Board of Directors (the "Board') granted 681,785 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2009. In addition, the Board granted 248,564 warrants payments to consultants for payments of their services and incentive performance awards.  Of 681,785 stock options grant, approximately 115,428 were awarded to the board members for their services and were vested on the date of grant. Of 248,564 warrants issued, 99,977 warrants were vested immediately on the grant date. The remainder 566,357 stock options and 148,587 warrants were vested one-third immediately, one-third were vested on November 17, 2010 and the remaining one-third will be vested on November 17, 2011, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.   The exercise price of those stock options and warrants is $0.77 per share.  The weighted average grant date fair value of options and warrants was $0.48 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.  On March 31, 2010, approximately 23,631 options were forfeited.

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

The remainder 871,000 stock options and 465,000 warrants were vested one-third immediately, one-third were vested on October 27, 2009 and the remaining one-third were vested on October 27, 2010, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.20 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options and warrants was $0.19 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

On April 18, 2008, the Board granted 148,571 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2007 for those elected to receive common stocks and all shares were immediately vested.  In addition, the Board granted 1,074,666 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2007.  The stock options were vested one-third immediately, one-third were vested on April 17, 2009 and the remaining one-third were vested on April 17, 2010, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The exercise price of those stock options is $0.42 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.32 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

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

On December 20, 2006, the Company issued 790,770 stock options to board members, management, employees, and consultants for their services.  These options have an exercise price of $1.05 per share. The stock options were vested one-third immediately, one-third were vested on December 20, 2007 and the remaining one-third were vested on December 20, 2008, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The weighted average grant date fair value of options was $0.69 per share based on the Black-Scholes option-pricing model.  The options expire five years from the date of grant.

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

During the period ended December 31, 2009, 145,000 options were exercised at $0.17 per share or an aggregate price of approximately $24,650 under the July 2004 stock options agreement.  In addition, 50,000 options were exercised at $0.20 per share or an aggregate price of approximately $10,000 under the October 2008 stock options agreement.

During the period ended December 31, 2010, 50,000 options were exercised at $0.20 per share or an aggregate price of approximately $10,000 under the October 2008 stock options agreement

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

The weighted average grant date fair value of options and warrants granted during the three and six months ended December 31, 2010 and 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Risk free interest rate	3%	3%	3%	3%
Expected life (years)	5	5	5	5
Expected volatility	91%	91%	91%	91% to 161%
Expected dividends	None	None	None	None

A summary of options for the periods ended December 31, 2010 and 2009 is shown below:

	December 31, 2010		December 31, 2009
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	5,389,270	$0.55	4,966,116	$0.53
Granted	-	-	681,785	0.77
Exercised	(50,000)	0.20	(195,000)	0.18
Forfeited	-	-	-	-
Expired	(545,000)	0.80	(10,000)	0.17
Outstanding at end of period	4,794,270	$0.57	5,442,901	$0.55
Exercisable at end of period	4,447,562		3,542,452
Available for issuance at end of period	666,318		82,687

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	1,228,803	$0.40	980,239	$0.31
Granted	-	-	248,564	0.77
Exercised	-	-	-	-
Expired	(240,161)	0.80	-	-
Outstanding at end of period	988,642	$0.46	1,228,803	$0.40
Exercisable at end of period	945,304		1,006,769

Index

NOTE 4 – NOTES PAYABLE

Short-Term Note

		Interest	Conversion
Director	Maturity	Rate	Price	December 31, 2010	June 30, 2010
Note Payable	2011	8%	N/A	$215,000	215,000
Accrued interest				15,287	6,617
Total				$230,287	$221,617

Long-Term Note

		Interest	Conversion
Related Party	Maturity	Rate	Price	December 31, 2010	June 30, 2010
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$1,053,000
Accrued interest				63,600	21,133
Total				$1,116,600	$1,074,133

Others
Senior Convertible Notes	2014	8%	$1.00	250,000	250,000
Accrued interest				5,041	5,041
Total				$255,041	$255,041

Officer
Note Payable	2013	8%	N/A	$101,155	$100,000
Accrued interest				423	9,474
Total				$101,578	$109,474

Index

NOTE 4 – NOTES PAYABLE, continued

Long-Term Note

		Interest	Conversion
	Maturity	Rate	Price	December 31, 2010	June 30, 2010
Director
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	50,000
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	45,000
2009 Senior Convertible Note 3	2013	8%	$0.60	600,000	600,000
Accrued interest				871,680	710,751
Total				$5,179,260	$5,018,331

Total long term note payable				$6,652,479	$6,456,979

Total debt				$6,882,766	$6,678,596

Index

NOTE 4 – NOTES PAYABLE, continued

On December 16, 2010, the Company issued a promissory note to an officer for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has  an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively.  The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

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

At December 31, 2010, the Company accrued interests of $871,680, $63,600, $423, and $5,041 on the convertible notes with the director, the convertible note with a related party, the promissory note with the officer, and the convertible notes with third parties, respectively

NOTE 5  – FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$363,873	$363,873	-	-
Total financial assets	$363,873	$363,873	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$6,652,479	-	-	$6,388,725
Total financial liabilities	$6,652,479	-	-	$6,388,725

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

Index

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with its Chairman, a major stockholder, and third parties and a promissory note with  an officer during the periods ended December 30, 2010 and June 30, 2010.

NOTE 7  – SUBSEQUENT EVENTS

In January 2011, the U.S. Environmental Protection Agency has granted registration (EPA registration number 87358-1) of the Company's patent-pending Stay Fresh Antimicrobial Technology for use in a wide range of textile applications including apparel, interior furnishings, automotive upholstery and carpeting.

As of February 11, 2011, the Company raised approximately $710,000 in a private equity financing through the issuance of its restricted common shares of approximately 2,500,000 shares to a number of investors at a price of $0.28 per share.  We may pay a consultant up to approximately 250,000 shares of   the Company's restricted common shares as fees associated with this equity financing.

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

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the   consumer and healthcare markets. Our  four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications, including wound care, catheters, tubing, films, and coatings; (2) Stay Fresh® , a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDermTM , a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional market i.e. hospitals, acute care facilities in late June 2009.  The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been developed in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including the consumer textile market.  NimbuDerm is also a technology currently being developed.

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

Our potential revenues will likely be derived from government agencies and the following types of companies in connection with our NIMBUS, Stay Fresh ,  NimbuDermTM and MultiStat® technologies:

•	Healthcare and medical;
•	Apparel and textile; and
•	Personal care companies.

Index

Recent Developments

In January 2011, the U.S. Environmental Protection Agency has granted registration (EPA registration number 87358-1) of our patent-pending Stay Fresh Antimicrobial Technology for use in a wide range of textile applications including apparel, interior furnishings, automotive upholstery and carpeting.

Overview of Our  Fiscal Quarter 2011 ended December 31, 2010

•
Revenues increased $23,034 to $221,049 during the fiscal quarter ended December 31, 2010 compared to the same fiscal quarter ended December 31, 2009. The increase was primarily due to an increase in royalty and license fees from the sales of BIOGUARD, and research and development services offset by a decrease in royalties in the form of revenue share from product sales by BASF.

•
Research and development, and general and administrative expenses decreased 41% to $232,749, 17% to $323,786 respectively, during the second fiscal quarter of  2011 compared to the same period in 2010 primarily due to the absence of the expenses related to the SBIR phase II program, and lower stock-based compensation expenses offset by the investor relations program costs.  Licensing and patent expenses and interest expense on notes payable increased 12% to $100,446 and 32% to $113,161 respectively, due to higher legal patent fees and larger outstanding notes payable offset by the absence of the interest expense from the convertible debt beneficial conversion feature in the current fiscal quarter.

•
Other income increased 100% to $195,583 net of direct expenses from prior year comparable period because in October 2010, we were awarded a grant of approximately $244,000 before the direct expenses related to the grant application, by the U.S. government under the Qualifying Therapeutic Discovery Project ("QTDP") program to advance the development of the NIMBUS technology for wound dressings and wound drains.  There was no similar income in the prior comparable period

•
Net loss was $372,830 or $0.01 per share for the second fiscal quarter of 2011 compared to $885,239 or $0.03 per share for the same period in 2010. This decrease is primarily due to an increase in revenues and decreases in research and development expenses, general and administrative expenses, and  cost of sales, offset by an increase in interest expense on notes payable.

•
As of the  end of the second fiscal quarter of 2011, our cash balance of $343,787, accounts receivable of approximately $254,600, of which  approximately $140,900 has been subsequently collected after December 31, 2010,  and approximately $710,000 in cash from an equity financing subsequent to December 31, 2010 will satisfy our cash requirements for more than seven (7) months assuming no further receipt of revenues and additional debt or equity financing.

Uncertainties and Trends

Our revenues are dependent now and in the future upon, among other things, the following factors:

•	Acceptance of our products or future products in the marketplace;
•	Our partners’ ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our technologies to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products;
•	Our ability to obtain regulatory approval of our future products; and
•	Other risk factors discussed in our annual report for the firscal year ended June 30,2010 and other periodic reports.

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

Government  Regulation

Many of the end-user applications for our technology are regulated in the U.S. as medical devices by the Food and Drug Administration (“FDA”) and/or as treated articles by the Environmental Protection Agency (“EPA”).

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

This section should be read in conjunction with  our annual report on Form 10-K for fiscal year ended June 30, 2010 filed with the SEC for further discussions in the sections entitled, “Government Regulation,”  “510(k) Clearance Pathway” and “De Novo: Alternative Pathway to PMA.”

Index

EPA regulations govern the sale and distribution of pesticides in the United States.  EPA requires registration of a new pesticide or a “new use” of a previously registered pesticide. EPA regulations also govern the particular types of claims that manufacturers and marketers may make on products or articles that are treated with registered pesticides. To obtain a registration, EPA requires specific studies and tests to insure that the pesticide, when used according to label directions, does not pose unreasonable risks to human health or to the environment. After review by EPA, a Notice of Pesticide Registration is issued and the pesticide can be used legally in the U.S., provided that the use and claims are consistent with the EPA approved product label.

On January 27, 2011 EPA granted registration for our patent pending Stay Fresh antimicrobial technology. Stay Fresh is the only antimicrobial technology containing hydrogen peroxide approved by EPA for antimicrobial preservation of textiles. Our EPA registration covers a range of textile applications including apparel, interior furnishings, automotive upholstery and carpeting.

Capital Expenditures and Requirements

From 2000 to December 2010, we have spent approximately $877,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provided that we compensated approximately 80,000 common shares, 80,000 stock options and $50,000 in cash  each, to  Dr. Galardy and Dr. Grobelny for the exclusive license of the Ilomastat technology, which they invented.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  stock-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our condensed financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the three months ended December 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2010.

Recent Accounting Pronouncements

For a description of the new accounting standards that affect us, see Note 2 of notes to our condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Six Months Ended December 31, 2010 and 2009

Revenues.     During the six months ended December 31, 2010 we had $632,534 of revenues, compared to $227,346 of  revenues for the six months ended December 31, 2009, representing a 178% increase in our revenues.  Our revenues during the six months ended December 31, 2010 consisted of: (a) $294,483, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $154,301 royalty and license fees  consisting of $145,281 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $9,020 in license fees representing the earned portion of the license fees from our licenses; and (c) $183,750, which represented the revenue earned from the  development projects.  While we noted that the year-to-date  MultiStat product sales by BASF has improved,  however, given the current state of the economy,  in particular in the retail cosmetic industry, we cannot anticipate the MultiStat product sales by BASF for the subsequent quarters given economic market uncertainties.

Our revenues during the six months ended December 31, 2009 consisted of (a) $124,308 which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $55,538, royalty and license fees consisting of $3,571 in license fees representing the earned portion of the license fees from our licenses and $51,967 from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc.  This product was launched in late June 2009 and the royalty fees related to the sales of this product were $126,967 from the period from June to December 31, 2009.  However, $75,000 was credited against the advance royalty fees we had previously received in accordance with the terms of the license agreement.  There are no further credits against future royalty fees;  and (c) $47,500, which represented the revenue earned from the  development projects.

Effective August 1, 2007, we entered into the manufacturing and distribution agreement with BASF Beauty Care Solutions, L.L.C., a member of the BASF Group (the “BASF Agreement”).  This agreement grants BASF exclusive and non-exclusive licenses to develop and market our Ilomastat product for the field of over-the-counter anti-aging (chronological aging or photoaging) cosmetics. Under the terms of this agreement, we and BASF share the net revenues in each contract calendar year beginning January 1, 2008 until December 31, 2010 in accordance with certain sharing percentages as defined in the agreement.  The BASF Agreement expired on December 31, 2010.  Both parties continue to operate under the same Agreement while finalizing the extension of the Agreement.   The final agreement may contain certain sharing percentages that could potentially affect negatively our proportionate share of the product sales in the future.

Operating Loss.  Operating loss for the six months ended December 31, 2010 was $785,538 as compared to $1,262,685 in operating loss for the six months ended December 31, 2009, representing a decrease of 38% or $477,147 in operating loss. The decrease in operating loss was primarily attributable to an increase in revenues of $405,188 coupled with a decrease in operating expenses of $71,959 for the six months ended December 31, 2010.   The decrease in operating expenses was primarily due to the following:  (a) a decrease in research and development expenses of $135,902 or 21%; offset by (b) an increase of $22,045 or 3% in  general and administrative expenses; (c) an increase of $31,988 or 24% in licensing and patent expenses; and (d) an increase of $11,046 or 174% in cost of revenues, as described in more detail below.

Research and Development Expense.  Research and development expense decreased by $135,902 or 21% to $506,915 for the six months ended December 31, 2010, from $642,817 for the six months ended December 31, 2009.  The decrease in research and development expense is primarily attributable to a reduction in the remaining subcontractor expenses related to the SBIR phase II program, and lower stock-based compensation expenses than in prior year comparable period.

Index

General and Administrative Expense.  General and administrative expense increased by $22,045 or 3% to $693,980  for the six months  ended December 31, 2010, from $671,935 for the six months ended December 31, 2009.  This increase in our general and administrative expenses is mainly attributed to  the implementation of the investor relations programs and larger royalty fees incurred by us offset by lower stock-based compensation expenses than in prior year comparable period.

Licensing and Patent Expense.  Licensing and patent expense increased by $31,988 or 24% to $165,320 for the six months ended December 31, 2010 from $133,332  for the six months ended December 31, 2009.  This increase was primarily due to higher consulting patent legal fees than those of prior comparable period.

Other Income.  In October 2010, we were awarded a grant of approximately $244,000 before the direct expenses related to the grant application, by the U.S. government under the Qualifying Therapeutic Discovery Project ("QTDP") program to advance the development of the NIMBUS technology for wound dressings and wound drains.  There was no similar income received in the prior comparable period.

Interest Expense.  Interest expense on notes payable for the six months ended December 31, 2010 increased $64,000 or 39% to $226,252 compared to $162,252  the  six months ended December 31, 2009.  The increase was due to  approximately $1,100,000 or 23% increase in the outstanding principal loan balance due to our Chairman of the Board, a major shareholder, and third parties to approximately $5,800,000, compared to approximately $4,700,000  outstanding principal loan balance in the previous year.

For the six months ended December 31, 2009, we had an approximately $198,750 non-cash charge to interest expense as a result of a beneficial conversion feature of  a long-term convertible note payable with the Chairman.  We had no similar charge for the six months ended December 31, 2010.

Net Loss.   Net loss for the six months ended December 31, 2010  was $815,221 or $0.03 per share compared to $1,623,663 or $0.05 per share for the six months ended December 31, 2009.   This decrease is primarily attributable to increases in revenue, other income, a reduction in research and development expenses, offset by increases in interest expense,  general and administrative expenses, licensing and patent expenses, and cost of sales.

Comparison of Three Months Ended December 31, 2010 and 2009

Revenues.     During the three months ended December 31, 2010 we had $221,049 of revenues, compared to $198,015 of revenues for the three months ended December 31, 2009, representing a 12% increase in our revenues.  Our revenues during the three months ended December 31, 2010 consisted of: (a) $37,216, which represented our royalties in the form of revenue share from the product sales by  BASF Beauty Care Solutions, L.L.C., a cosmetic and personal care division of BASF Catalysts, LLC, a wholly-owned subsidiary of BASF; (b) $86,333 royalty and license fees consisting of $81,823 in royalty fees from the sales of BIOGUARDTM advanced wound care product by Derma Sciences, Inc., and $4,510 in license fees representing the earned portion of the license fees from our licenses; and (c) $97,500, which represented the revenue earned from the development projects.

Our revenues during the three months ended December 31, 2009 consisted of (a) $116,337 which represented our royalties from the product sales by BASF Beauty Care Solutions, L.L.C.; (b) $49,178, royalty and license fees consisting of $47,392 from the sales of BIOGUARDTM advanced wound care product by Derma Sciences, Inc., and $1,786 in license fees representing the earned portion of the license fees from our licenses; and (c) $32,500, which represented the revenue earned from the development projects.

Operating Loss.  Operating loss for the three months ended December 31, 2010 was $455,681 as compared to $703,886 in operating loss for the three months ended December 31, 2009, representing a decrease of 35% or $248,205 in operating loss. The decrease in operating loss was primarily attributable to an increase in revenues of $23,034 coupled with a decrease in expenses of $225,171 for the three months ended December 31, 2010.   The decrease in expenses was primarily due to the following:  (a) a decrease in research and development expenses of $164,378 or 41%; (b) a decrease of $68,658 or 17% in  general and administrative expenses; (c) a decrease of $2,549 or 49% in cost of sales offset by (d) an increase of $10,928 or 12% in licensing and patent expenses, as described in more detail below.

Research and Development Expense.  Research and development expense decreased by $164,378 or 41% to $232,749 for the three months ended December 31, 2010, from $397,127 for the three months ended December 31, 2009.  The decrease in research and development expense is primarily attributable to the absence of the remaining subcontractor expenses related to the SBIR phase II program, which was completed in May 2010, and lower stock-based compensation expenses than in prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased by $68,658 or 17% to $323,786  for the three months  ended December 31, 2010, from $392,444 for the three months ended December 31, 2009.  This decrease in our general and administrative expenses is mainly attributed to lower stock-based compensation expenses offset by the expenses related the implementation of the investor relations programs beginning in May 2010.

Licensing and Patent Expense.  Licensing and patent expense increased by $10,928 or 12% to $100,446 for the three months ended December 31, 2010 from $89,518  for the three months ended December 31, 2009.  This increase was primarily due to higher consulting patent legal fees than those of prior comparable period.

Other Income.  In October 2010, we were awarded a grant of approximately $244,000 before the direct expenses related to the grant application, by the U.S. government under the Qualifying Therapeutic Discovery Project ("QTDP") program to advance the development of the NIMBUS technology for wound dressings and wound drains.  There was no similar income received in the prior comparable period.

Interest Expense.  Interest expense on notes payable for the three months ended December 31, 2010 increased $27,208 or 32% to $113,161 compared to $85,953  the  three months ended December 31, 2009.  The increase was due to  approximately $1,100,000 or 23% increase in the outstanding principal loan balance due to our Chairman of the Board, a major shareholder, and third parties to approximately $5,800,000, compared to approximately $4,700,000  outstanding principal loan balance in the previous year.

For the three months ended December 31, 2009, we had an approximately $95,417 non-cash charge to interest expense as a result of a beneficial conversion feature of  a long-term convertible note payable with the Chairman.  We had no similar charge for the three months ended December 31, 2010.

Net Loss.   Net loss for the three months ended December 31, 2010  was $372,830 or $0.01 per share compared to $885,239 or $0.03 per share for the three months ended December 31, 2009.   This decrease is primarily attributable to increases in revenue, other income, decreases in general and administrative expenses, research and development expenses, and cost of sales offset by an increase in  licensing and patent expenses.

Index

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2010 and 2009 as we have experienced recurring losses and negative cash flows from operations in these periods.  We expect to continue to incur losses in 2011.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at December 31, 2010 was $343,787 as compared with $628,026 at June 30, 2010.    Subsequent to December 31, 2010, we collected $140,856 of the outstanding receivable balance as of February 7, 2011.

We raised approximately $710,000 subsequent to December 31, 2010, in a private equity financing through the sales of the shares of our common stock to a number of investors as of  February 10, 2011 at a price of $0.28 per share. We may pay a counsultant up to approximately 250,000 shares of our restricted common stock as fees associated with this equity financing.

In August 2010, we entered into a Development and Option Agreement (the “Agreement”) with Biosara. The expiration date of the Agreement was extended to June 30, 2011 or until superseded by the earlier of a license agreement or another product development agreement.    The parties agree to perform in accordance with the terms as set forth in the statement of work including the initial and subsequent monthly development fees paid or to be paid to the Company.  We anticipate that the development fees are adequate to cover our expenses.  We received the two installment payments and performed the work.   We are unable to determine if we will continue to receive the development fees in the future to complete the project at this time.  We will continue the work as long as the development fees are received.

In July 2010, we entered into an exclusive Patent and Technology license agreement (the "Agreement")  with Viridis BioPharma Pvt. Ltd., ("Viridis") an India corporation.  Under the Agreement, Viridis will manufacture, market and sell these wound treatment products in the institutional market in the Republic of India.  The Company will receive royalty payments on the product sales at an agreed royalty rate in addition to certain payment received in March 2010.  As of February 7, 2011, we received additional payment as  the  first commercial sale has not occurred in six months from July 26, 2010, the effective date of the Agreement.  We are unable to determine when the first commercial sale will occur and how much, if any, of the royalty fee we will receive in the future at this time.  We expect nominal direct expenses in relation to this license agreement.

In June 2009, our licensee, Derma Sciences, Inc. launched the commercial sale of BIOGUARD® an advance wound care product employing our NIMBUS technology.  From the launch date to December 30, 2010, our royalty fees related to this product were approximately $384,402.  In accordance with the terms of the license agreement, the first $75,000 royalty fees from Derma Sciences were offset against the advance payments we received in 2007, the subsequent royalty fees will be at 20% of the net sales as defined in the license agreement.  We are unable to determine how much, if any, of the royalty fee we will receive in the future at this time.  We expect minimal direct expenses in relation to this license agreement.

In May 2010, we entered into a service agreement with a division of a major consumer products company for a certain fee over four months period or when the milestones are completed.  We anticipated the direct expenses related to this project of approximately $10,000 that would be covered by the fee arrangement. We have invoiced and collected payments for the first two milestones under the project to date.  We have invoiced the final invoice as the project was completed.

In April 2010, we and KCI USA, Inc. ("KCI") entered into a Development Agreement (the “Agreement”) for a certain fee over seven months period.  We anticipated the direct expenses related to this project of approximately $15,000 that would be covered by the fee arrangement. We have collected all payments under the project.

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

While we expect to receive royalties in the next twelve to twenty four months from the license agreement described above subject to certain contractual terms, we need cash in order to maintain and grow our businesses.  See the section below for further discussion of our cash requirements and related strategies to meet these needs.

Equity Financing and our Cash Requirements

On February 8,  2010, we signed a placement agent agreement with an investment banker on a non exclusive basis to raise up to $5,000,000 in order to meet our current operating cash needs and  to execute our business plan.  This arrangement expired in February 2011.  We have engaged another investment banker on an non exclusive basis to raise up to $1,500,000 to fund our operations.  We cannot assure you that we will raise a sufficient amount of capital, if any, through this investment banker or through any other means.

 Based on our cash position at December 31, 2010, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $190,000 per month or an aggregate of approximately $2,280,000 over the next twelve (12) months, in the following areas:

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

•
Operating expenses of approximately $83,667 per month or an aggregate of $1,004,000 over the next twelve (12) months, including business developments, personnel costs, investors relations, director and officer insurance, general liability insurance, investors relations, rent, consulting fees, utilities, legal and accounting fees, and travel.

Our current cash balance of $343,787 as of  December 31, 2010, accounts receivable of approximately $254,600,  of which approximately $140,900 has been collected after December 31, 2010, and approximately $710,000 cash from the equity financing subsequent to December 31, 2010, will satisfy our cash requirements for approximately no more than seven (7) months assuming no further receipt of revenues and additional debt or equity financing.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately no more than seven (7) months assuming no further receipts of revenues and additional debt or equity financing.

We are raising additional cash by means of equity and or debt financing. Additionally, we are implementing a cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. However, our ability to raise cash through equity or debt financing with third parties will be difficult in the current credit environment.  There are no assurances that any planned equity offering and/or debt financing will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.  Even if we were able to obtain debt or equity financing, the terms of such financing may be very unfavorable to us.  Further, any sale of newly issued debt or equity securities could result in additional dilution to our current stockholders.

Index

As of December 31, 2010, we have ten senior convertible notes payable outstanding to our Chairman totaling approximately $5,200,000 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a note payable with our Chairman of $230,287 including accrued interest with a maturity date of July 1, 2011 and an annual interest rate of 8%.  We also have a $1,053,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of  December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $250,000 with third parties.  These notes have an 8% interest rate per annum with a conversion price of $1.00 per share, a maturity date of June 30, 2014.   In addition, we have a promissory note payable totaling $113,577 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2013.

If we are unable to successfully repay our debt, we may have to liquidate our business and undertake any or all the steps outlined below.

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

•	Make the appropriate filings with the FINRA to affect a delisting of our stock.

Based upon our cash requirements for our Plan of Operations and our current dividend policy of investing any available cash to our operations, however, we do not plan to distribute any cash to our stockholders.

At December 31, 2010, we had a negative working capital of $429,383 that primarily consists of: (a) cash of $343,787; (b) accounts receivable of $254,606; (c) accounts payable of $628,994; (d) accrued expenses of $66,882; (e) unearned revenue of $89,613; (d) note payable to director of $230,287 including accrued interest; (g) convertible note payable with an officer of $111,490 including accrued interest; and a current portion of long term note payable of $12,000.  At December 31, 2010, we had a stockholders’ deficit of $6,861,350, a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions and the beneficial conversion feature of certain convertible notes.

Cash used in operating activities was $277,721 for the six months ended December 31, 2010. Net cash used in investing activities was $29,673.  Net cash provided by financing activities was $23,155.

During the three months ended December 31, 2009, we received $804,650, of which $770,000 was from   a senior  convertible note with our Chairman, and the proceeds of $34,650 in cash from the exercise of stock options.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of  December 31, 2010:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$6,652,479	$-	$6,397,438 -	$255,041	$-
Operating lease obligations (b)	$49,450	$23,650	$25,800 -	$-	$-

(a)
The principal and accrued interest on the notes payable owed to the Chairman’s Senior Convertible Notes, to third parties' convertible note payable, and to a major shareholder’s senior note payable as fully discussed in note 4 of the accompanying condensed footnotes to the   financial statements.

(b)	We have an operating lease for our laboratory in Gainesville, Florida with an expiration date in 2013.

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

ITEM 4.   Controls and Procedures

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  December 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended December 31, 2010, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

In January 2011, the Company withdrew without prejudice a civil complaint in the United States District Court for the Northern District of Florida to demand for jury trial against several companies for infringing on our MultiStat technology  in the field of cosmetics under the United States Patent Nos. 5,773,438, 5,837,224, and 6,630,516.

The Company is not a party to any other legal proceedings that it believes will have a material adverse effect upon of its business or its financial position.

Item 1A.   Risk Factors

Item 1A is not required to be disclosed by smaller reporting companies such as the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2010, we issued 25,000 shares of common stock to a service provider in lieu of cash payment of approximately $18,750 or $0.75 per share in satisfaction of  an outstanding amount owed to the service provider.  We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificate representing these securities issued to the service provider stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale

On February 11, 2011, we sold 2,546,000 shares of common stock to eleven purchasers for a price of $0.28 per share or in aggregate of $712,880 in cash.  We paid no cash fees in connection with this offering, however, we may issue up to approximately 250,000 shares of common stock to a consultant who provided assistance in connection with this transaction.  The issuance of the securities describe above were exempt from the registration requirements of the Securities Act under Rule 4(2) and Regulation D and the rules thereunder, including Rule 506 insofar as: (1) the purchasers were each accredited investors within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by us in accordance with Rule 502(d); (3) there were no other non-accredited investors involved in the transaction within the meaning of Rule 506(b); and (4) the offer and sale of the securities was not effected through any general solicitation or general advertising within the meaning of Rule 502(c).  We placed restrictive legends on the certificates representing these securities issued to the purchasers stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	February 14, 2011	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer (Principal Executive Officer)

Date	February 14, 2011	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer