Form 10-Q
period 2011-05-15
QUICK-MED TECHNOLOGIES INC
filed 2011-05-16
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

As of  May 6, 2011, there were 34,838,297 shares of common stock, par value $0.0001 per share, outstanding.

QUICK-MED TECHNOLOGIES, INC.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
 (UNAUDITED)

ASSETS
	March 31,	June 30,
	2011	2010

Current assets:
Cash and cash equivalents	$665,761	$628,026
Accounts receivable	260,355	336,077
Total current assets	926,116	964,103

Property and equipment, net	2,018	7,004

Other assets:
Prepaid expenses	8,867	9,657
Intangible asset, net	378,343	366,282
Total other assets	387,210	375,939
Total assets	$1,315,344	$1,347,046

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$563,321	$611,018
Unearned revenue	132,722	117,383
Accrued expenses	70,865	73,191
Note payable - director	234,529	221,617
Convertible note payable - officer	-	109,474
Current maturity of note payable - officer	14,000	-
Total current liabilities	1,015,437	1,132,683

License payable	160,000	160,000
Long-term liability - note payable - officer	97,783	-
Long-term liability - convertible note payable	250,000	255,041
Long-term liability - convertible note payable - related party	1,137,371	1,074,133
Long-term liability - convertible note payable - director	5,257,975	5,018,331
Total liabilities	7,918,566	7,640,188

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 34,288,297 and 31,357,297 shares issued
and outstanding at March 31, 2011 and June 30, 2010	3,429	3,136
Additional paid-in capital	14,463,759	13,576,122
Outstanding stock options	4,015,461	3,786,351
Accumulated deficit	(25,085,871)	(23,658,751)
Total stockholders' deficit	(6,603,222)	(6,293,142)
Total liabilities and stockholders' deficit	$1,315,344	$1,347,046

See Notes to Unaudited Condensed Financial Statements

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues
Product sales	$69,085	$186,398	$363,568	$310,706
Royalty and license fees	77,766	63,319	232,067	118,858
Research and development service	10,000	115,000	193,750	162,500
	156,851	364,717	789,385	592,064

Expenses:
Cost of sales	5,010	7,899	22,400	14,243
Research and development	247,639	278,216	725,008	921,034
General and administrative expenses	328,019	395,221	1,068,452	1,068,951
Licensing and patent expenses	60,729	70,975	209,142	202,511
Depreciation and amortization	16,936	17,627	51,403	53,230
Total operating expenses	658,333	769,938	2,076,405	2,259,969

Operating loss	(501,482)	(405,221)	(1,287,020)	(1,667,905)

Other income (expense):
Other income, net	-	-	195,583	-
Interest income	449	9	1,435	33
Interest expense:
Note payable	(110,865)	(90,231)	(337,117)	(252,483)
Convertible debt beneficial conversion feature	-	(904,117)	-	(1,102,867)
Total other income (expense)	(110,416)	(994,339)	(140,099)	(1,355,317)

Loss before provision (benefit) for income taxes	(611,898)	(1,399,560)	(1,427,119)	(3,023,222)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(611,898)	$(1,399,560)	$(1,427,119)	$(3,023,222)

Net loss per share - basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.10)

Weighted average common
shares outstanding - basic and diluted	33,088,353	31,309,130	31,930,910	31,228,688

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, December 31, 2010	31,432,297	$3,144	$13,664,364	$(24,473,973)	$3,945,114	$(6,861,351)

Stock issuance for cash	2,856,000	285	799,395	-	-	799,680
Stock-based compensation	-	-	-	-	70,347	70,347
Net loss, January 1, 2011 to March 31, 2011	-	-	-	(611,898)	-	(611,898)

Balance, March 31, 2011	34,288,297	$3,429	$14,463,759	$(25,085,871)	$4,015,461	$(6,603,222)

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,427,119)	$(3,023,222)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	51,403	53,230
Stock granted for services	18,750	75,000
Stock-based compensation	238,610	509,474
Interest expense on convertible debt beneficial conversion	-	1,102,867
Contribution of services	50,000	-
(Increase) decrease in:
Accounts receivable	75,722	(334,566)
Prepaid expenses	790	(1,315)
Increase (decrease) in:
Accounts payable	(47,697)	53,826
Accrued interest	303,907	174,648
Other current liabilities	13,012	221,017
Net cash used in operating activities	(722,622)	(1,169,041)

Cash flows from investing activities:
Increase in intangible assets	(58,478)	(11,443)
Net cash used in investing activities	(58,478)	(11,443)

Cash flows from financing activities:
Proceeds from stock issuance	799,680	-
Proceeds from exercise of stock options	10,000	42,450
Increase in notes payable	-	250,000
Increase in notes payable - related party	-	678,000
Increase in notes payable - officer	13,155	-
Decrease in notes payable - officer	(4,000)	-
Increase in notes payable - director	-	1,015,000
Net cash provided by financing activities	818,835	1,985,450

Net decrease in cash and cash equivalents	37,735	804,966
Cash and cash equivalents at beginning of period	628,026	41,216
Cash and cash equivalents at end of period	$665,761	$846,182

Supplementary Information:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Debt forgiveness by shareholders	$50,000	$-
Stock-based compensation	$238,610	$509,474
Interest expense on beneficial conversion	$-	$1,102,867

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of March 31, 2011 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended March 31, 2011 and 2010, 14,982,678 and 14,770,135 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of March 31, 2011, the Company’s cash levels did exceed the federally insured limit by approximately $471,000. As of March 31, 2011, most of the Company’s accounts receivable were collected other than the receivable derived from the U.S. Army.

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

During the period ended March 31, 2010, 145,000 options were exercised at $0.17 per share or an aggregate price of approximately $24,650 under the July 2004 stock options agreement.  In addition, 55,000 options were exercised at $0.20 per share or an aggregate price of approximately $11,000 under the October 2008 stock options agreement, and 10,000 options were exercised at $0.68 per share or an aggregate price of $6,800.

During the period ended March 31, 2011, 50,000 options were exercised at $0.20 per share or an aggregate price of approximately $10,000 under the October 2008 stock options agreement.

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

The weighted average grant date fair value of options and warrants granted during the three and nine months ended March 31, 2011 and 2010 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. Expected volatilities are based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Risk free interest rate	3%	3%	3%	3%
Expected life (years)	5	5	5	5
Expected volatility	91%	91%	91%	91% to 161%
Expected dividends	None	None	None	None

A summary of options for the periods ended March 31, 2011 and 2010 is shown below:

	March 31, 2011		March 31, 2010
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	5,389,270	$0.55	4,966,116	$0.53
Granted	-	-	681,785	0.77
Exercised	(50,000)	0.20	(210,000)	0.20
Forfeited	-	-	(23,631)	0.77
Expired	(545,000)	0.80	(10,000)	0.17
Outstanding at end of period	4,794,270	$0.57	5,404,270	$0.55
Exercisable at end of period	4,585,519		3,803,034
Available for issuance at end of period	666,318		106,318

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended March 31, 2011 and 2010:

	March 31, 2011		March 31, 2010
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	1,228,803	$0.40	980,239	$0.31
Granted	-	-	248,564	0.77
Exercised	-	-	-	-
Expired	(248,149)	0.81	-	-
Outstanding at end of period	980,654	$0.47	1,228,803	$0.40
Exercisable at end of period	949,698		1,057,902

Index

NOTE 4 – NOTES PAYABLE

Short-Term Note

		Interest	Conversion
Director	Maturity	Rate	Price	March 31, 2011	June 30, 2010
Note Payable	2011	8%	N/A	$215,000	215,000
Accrued interest				19,529	6,617
Total				$234,529	$221,617

 Long-Term Note

		Interest	Conversion
Related Party	Maturity	Rate	Price	March 31, 2011	June 30, 2010
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$1,053,000
Accrued interest				84,371	21,133
Total				$1,137,371	$1,074,133

Others
Senior Convertible Notes	2014	8%	$1.00	250,000	250,000
Accrued interest				-	5,041
Total				$250,000	$255,041

Officer
Note Payable	2013	8%	N/A	$95,155	$100,000
Accrued interest				2,628	9,474
Total				$97,783	$109,474

Index

NOTE 4 – NOTES PAYABLE, continued

Long-Term Note

		Interest	Conversion	March	June
	Maturity	Rate	Price	31, 2011	30, 2010
Director
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	50,000
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	45,000
2009 Senior Convertible Note 3	2013	8%	$0.60	600,000	600,000
Accrued interest				950,395	710,751
Total				$5,257,975	$5,018,331

Total long term note payable				$6,743,129	$6,456,979

Total debt				$6,977,658	$6,678,596

Index

NOTE 4 – NOTES PAYABLE, continued

On December 16, 2010, the Company issued a promissory note to an officer for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has  an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of March 31, 2011, the Company paid an aggregate principal amount of $3,000 to the officer. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

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

Index

NOTE 4 – NOTES PAYABLE, continued

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

At March 31, 2011, the Company accrued interests of $950,395, $84,371, and $2,628 on the convertible notes with the director, the convertible note with a related party, and the promissory note with the officer, respectively

NOTE 5  – FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$674,322	$674,322	-	-
Total financial assets	$674,322	$674,322	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$6,645,346	-	-	$6,492,243
Total financial liabilities	$6,645,346	-	-	$6,492,243

Index

NOTE 5  – FAIR VALUE MEASUREMENTS, continued

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

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with its Chairman, a major stockholder, and third parties and a promissory note with  an officer during the periods ended March 31, 2011 and June 30, 2010.

NOTE 7  – SUBSEQUENT EVENTS

On April 1, 2011, the Company entered into a License Agreement (the “Agreement”) with Avery Dennison Corporation ("Avery"). Under the Agreement, the Company grants Avery a worldwide exclusive right and license to use its proprietary NIMBUS® antimicrobial technology in antimicrobial adhesive for medical devices.  In addition, the Company grants Avery a three-year exclusive single right of first option to negotiate with us for exclusive licenses of a Next Generation Antimicrobial Adhesives Technology and our Stay Fresh® Technology within the adhesives market both of which are the Company's proprietary technologies.

Subsequent to March 31, 2011, the Company received approximately $154,000 from the sale of 550,000 shares of common stock.   In addition, the Company obtained a commitment to receive approximately $515,000 of new equity financing, contingent upon the Company’s ability to raise approximately $1,500,000 in total equity financing, of which approximately $1,450,000 has been raised.  The fees associated with this equity financing will be paid with up to approximately 500,000 restricted shares of the Company's common stock.

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

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the   consumer and healthcare markets. Our  four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications, including wound care, catheters, tubing, films, and coatings; (2) Stay Fresh® , a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDermTM , a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications.  Currently, NIMBUS technology has been commercialized in late June 2009 in an advanced wound care product line by our licensee in the U.S. and Canada institutional markets (i.e. hospitals and health care facilities).  It has also been licensed in separate agreements for the over-the-counter, retail wound care market, for medical adhesives, and for traditional wound care products in India. The Company is targeting NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been commercialized in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including the consumer textile market.  NimbuDerm is also a technology currently being developed.

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

Our potential revenues will likely be derived from government agencies and the following types of companies in connection with our NIMBUS, Stay Fresh ,  NimbuDerm and MultiStat technologies:

•	Healthcare and medical;
•	Apparel and textile; and
•	Personal care companies.

Index
Recent Developments

Effective March 31, 2011, we entered into a new Manufacturing and Distribution Agreement with  BASF Corporation, (“BASF”), for product development, manufacturing and distribution (the “BASF Agreement”).  The BASF Agreement extended our manufacturing and distribution agreement with BASF until December 31, 2014.  The terms of this agreement are essentially the same as the prior agreement other than the modifications of certain sharing percentages as defined therein.

On April 1, 2011, we entered into a License Agreement (the “Agreement”) with Avery Dennison Corporation ("Avery"). Under the Agreement, we grant Avery a worldwide exclusive right and license to use its proprietary NIMBUS® antimicrobial technology in antimicrobial adhesive for medical devices.  In addition, we grant Avery a three-year exclusive single right of first option to negotiate with us for exclusive licenses of a Next Generation Antimicrobial Adhesives Technology and our Stay Fresh® Technology within the adhesives market both of which are our proprietary technologies.

As consideration, Avery will pay us lockout fees over a three to four year period and royalties for products to which our technologies are incorporated. Avery will lose the exclusivity of license unless it pays the lockout fees and minimum royalty at agreed times and makes commercially reasonable efforts to generate sales of its products. The Agreement will remain effective until the expiration of the last to expire of our proprietary intellectual property.

Uncertainties and Trends

Our revenues are dependent now and in the future upon, among other things, the following factors:

•	Acceptance of our products or future products in the marketplace;
•	Our partners’ ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our technologies to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products;
•	Our ability to obtain regulatory approval of our future products; and
•	Other risk factors discussed in our annual report for the fiscal year ended June 30, 2010 and other periodic reports.

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

Revenues derived from Research and Development Services are usually, but not exclusively, associated with Joint Development Agreements ("JDA") under which we are typically paid to apply our technologies to a potential partner’s existing or future products.  If successful, the Joint Development Agreement may  lead to a successor business arrangement, usually a license agreement.  Over time, and if successful, that agreement would be expected to generate revenues from royalties.  This is now the case with Avery Dennison Corporation,  which has transitioned from the  JDA to a license agreement with an expected future royalty revenue stream. Over time we have entered into multiple JDAs with the intention of generating future royalties and would expect the overall composition of its revenue to transition from Research and Development Services to royalties. There is no assurance that a JDA will lead to a license agreement or future royalties. Revenue from Research and Development Services is likely to be  nonrecurring and may fluctuate.

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

Index

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

Capital Expenditures and Requirements

From 2000 to March 2011, we have spent approximately $906,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provided that we compensated approximately 80,000 common shares, 80,000 stock options and $50,000 in cash  each, to  Dr. Galardy and Dr. Grobelny for the exclusive license of the Ilomastat technology, which they invented.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  stock-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our condensed financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2010.

 Recent Accounting Pronouncements

For a description of the new accounting standards that affect us, see Note 2 of notes to our condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Nine Months Ended March 31, 2011 and 2010

Revenues.     During the nine months ended March 31, 2011 we had $789,385 of revenues, compared to $592,064 of  revenues for the nine months ended March 31, 2010, representing a $197,321 or 33% increase in our revenues.  Our revenues during the nine months ended March 31, 2011 consisted of: (a) $363,568, which represented our royalties in the form of revenue share from MultiStat product sales by  BASF Corporation (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $232,067 royalty and license fees  consisting of $216,156 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $15,911 in license fees representing the earned portion of the license fees from our licenses; and (c) $193,750, which represented the revenue earned from the  development projects.  During the last quarter, our licensee began selling BIOGUARD wound dressings to the acute care segment of the U.S. health care market through an exclusive distribution agreement with Medline Industries, the largest privately-held U.S. distributor of health care products.  In addition, we granted temporarily our licensee a small reduction in the royalty rates on certain cotton-based BIOGUARD products for a six month period ending June 30, 2011.  While we noted that the year-to-date  MultiStat product sales by BASF has improved,  however, given the current state of the economy,  the retail cosmetic industry in particular, we cannot anticipate the MultiStat product sales by BASF for subsequent quarters given current economic market uncertainties.

Our revenues during the nine months ended  March 31, 2010 consisted of (a) $310,706 which represented our royalties from the product sales by BASF; (b) $118,858, royalty and license fees consisting of $5,785 in license fees representing the earned portion of the license fees from our licenses and $113,073 from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc.  This product was launched in late June 2009 and the royalty fees related to the sales of this product were $188,073 from the period from June to March 31, 2010.  However, $75,000 was credited against the advance royalty fees we had previously received in accordance with the terms of the license agreement.  There are no further credits against future royalty fees;  and (c) $162,500, which represented the revenue earned from the  development projects.

We granted BASF the exclusive and non-exclusive licenses to develop and market our Ilomastat product for the field of over-the-counter anti-aging (chronological aging or photoaging) cosmetics. Under the terms of this agreement, we and BASF share the net revenues in each contract calendar year beginning January 1, 2008 until December 31, 2010 in accordance with certain sharing percentages as defined in the agreement.  Both parties extended the BASF Agreement until December 31, 2014.

Index

Operating Loss:  Operating loss for the nine months ended March 31, 2011 was $1,287,020 as compared to $1,667,905 in operating loss for the nine months ended March 31, 2010, representing a decrease of 23% or $380,885 in operating loss. The decrease in operating loss was primarily attributable to an increase in revenues of $197,321 coupled with a decrease in operating expenses of $183,564 for the nine months ended March 31, 2011.   The decrease in operating expenses was primarily due to the following:  (a) a decrease in research and development expenses of $196,026 or 21%; offset by (b) an increase of $6,631 or 3% in licensing and patent expenses; and (d) an increase of $8,157 or 57% in cost of revenues, while the general and administrative expenses remained at the same level, as described in more detail below.

Research and Development Expense.  Research and development expense decreased by $196,026 or 21% to $725,008 for the nine months ended March 31, 2011, from $921,034 for the nine months ended March 31, 2010.  The decrease in research and development expense is primarily attributable to a reduction in the remaining subcontractor expenses related to the SBIR phase II program, and lower stock-based compensation expenses than in prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased slightly by $499 or 0.05% to $1,068,452  for the nine months  ended March 31, 2011, from $1,068,951 for the nine months ended March 31, 2010.  This slight decrease in our general and administrative expenses is mainly attributed to  the implementation of the investor relations programs and larger royalty fees incurred by us offset by lower stock-based compensation expenses than in prior year comparable period.

Licensing and Patent Expense.  Licensing and patent expense increased by $6,631 or 3% to $209,142 for the nine months ended March 31, 2011 from $202,511  for the nine months ended March 31, 2010.  This increase was primarily due to higher consulting patent legal fees than those of prior comparable period.

Other Income.  In October 2010, we were awarded a grant of approximately $244,000 before the direct expenses related to the grant application, by the U.S. government under the Qualifying Therapeutic Discovery Project ("QTDP") program to advance the development of the NIMBUS technology for wound dressings and wound drains.  There was no similar income received in the prior comparable period.

Interest Expense.  Interest expense on notes payable for the nine months ended March 31, 2011 increased $84,634 or 34% to $337,117 compared to $252,483  the  nine months ended March 31, 2010.  The increase was due to  approximately $1,100,000 or 23% increase in the outstanding principal loan balance due to our Chairman of the Board, a major shareholder, and third parties to approximately $5,800,000, compared to approximately $4,700,000  outstanding principal loan balance in the previous year.

For the nine months ended March 31, 2010, we had an approximately $1,103,000  non-cash charge to interest expense as a result of a beneficial conversion feature of  the long-term convertible note payables with the Chairman,  a major shareholder and third parties.  We had no similar charge for the nine months ended March 31, 2011.

Net Loss.   Net loss for the nine months ended March 31, 2011  was $1,427,119 or $0.04 per share compared to $3,023,222 or $0.10 per share for the nine months ended March 31, 2010.   This decrease is primarily attributable to increases in revenue, other income, a reduction in research and development expenses, a slight decrease in general and administrative expenses, offset by increases in interest expense,  licensing and patent expenses, and cost of sales.

Comparison of Three Months Ended March 31, 2011 and 2010

Revenues.     During the three months ended March 31, 2011 we had $156,851 of revenues, compared to $364,717 of revenues for the three months ended March 31, 2010, representing a 57% decrease in our revenues.  Our revenues during the three months ended March 31, 2011 consisted of: (a) $69,085, which represented our royalties in the form of revenue share from MultiStat product sales by  BASF; (b) $77,766 royalty and license fees consisting of $70,875 in royalty fees from the sales of BIOGUARD advanced wound care product by Derma Sciences, Inc., our licensee, and $6,891 in license fees representing the earned portion of the license fees from our licenses; and (c) $10,000, which represented the revenue earned from the development projects.  During the quarter ended March 31, 2011, our licensee began selling BIOGUARD wound dressings to the acute care segment of the U.S. health care market through an exclusive distribution agreement with Medline Industries, the largest privately-held U.S. distributor of health care products.  Overall BIOGUARD sales during the quarter exceeded sales in each of the previous quarters and increased by 62% over the comparable prior period quarter.  In addition, we granted temporarily our licensee a small reduction in the royalty rates on certain cotton based products including BIOGUARD products from a six month period ending June 30, 2011.

Our revenues during the three months ended March 31, 2010 consisted of (a) $186,398 which represented our royalties from the product sales by BASF; (b) $63,319, royalty and license fees consisting of $61,106 from the sales of BIOGUARD advanced wound care product by Derma Sciences, Inc., and $2,213 in license fees representing the earned portion of the license fees from our licenses; and (c) $115,000, which represented the revenue earned from the development projects.

Operating Loss.  Operating loss for the three months ended March 31, 2011 was $501,482 as compared to $405,221 in operating loss for the three months ended March 31, 2010, representing an increase of 24% or $96,261 in operating loss. The increase in operating loss was primarily attributable to a decrease in revenues of $207,866 offset by a decrease in expenses of $111,605 for the three months ended March 31, 2010.   The decrease in expenses was primarily due to the following:  (a) a decrease in research and development expenses of  $30,577 or 11%; (b) a decrease of $67,202 or 17% in  general and administrative expenses; (c) a decrease of $10,246 or 14% in licensing and patent expenses  and (d)  a decrease of $2,889 or 37% in cost of sales, as described in more detail below.

Research and Development Expense.  Research and development expense decreased by $30,577 or 11% to $247,639 for the three months ended March 31, 2011, from $278,216 for the three months ended March 31, 2010.  The decrease in research and development expense is primarily attributable to the absence of the remaining subcontractor expenses related to the SBIR phase II program, which was completed in May 2010, and lower stock-based compensation expenses than in prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased by $67,202 or 17% to $328,019  for the three months  ended March 31, 2011, from $395,221 for the three months ended March 31, 2010.  This decrease in our general and administrative expenses is mainly attributed to lower stock-based compensation expenses offset by the expenses related the implementation of the investor relations programs beginning in May 2010.

Index

Licensing and Patent Expense.  Licensing and patent expense decreased by $10,246 or 14% to $60,729 for the three months ended March 31, 2011 from $70,975  for the three months ended March 31, 2010.  This increase was primarily due to lower patent maintenance fees than those of prior comparable period.

Interest Expense.  Interest expense on notes payable for the three months ended March 31, 2011 increased $20,634 or 23% to $110,865 compared to $90,231  the  three months ended March 31, 2010.  The increase was due to  approximately $1,100,000 or 23% increase in the outstanding principal loan balance due to our Chairman of the Board, a major shareholder, and third parties to approximately $5,800,000, compared to approximately $4,700,000  outstanding principal loan balance in the previous year.

For the three months ended March 31, 2010, we had an approximately $904,000 non-cash charge to interest expense as a result of a beneficial conversion feature of  the long-term convertible note payables with the Chairman, a major shareholder and third parties.  We had no similar charge for the three months ended March 31, 2011.

Net Loss.   Net loss for the three months ended March 31, 2011  was $611,898 or $0.02 per share compared to $1,399,560 or $0.04 per share for the three months ended March 31, 2010.   This decrease is primarily attributable to a decrease in revenue offset by decreases in general and administrative expenses, research and development expenses, licensing and patent expenses and cost of sales.

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

Total cash on hand at March 31, 2011 was $665,761 as compared with $628,026 at June 30, 2010.    Subsequent to March 31, 2011, we collected $135,615 of the outstanding receivable balance as of May 3, 2011.

We raised approximately $154,000 subsequent to March 31, 2011, in a private equity financing through the sales of approximately 550,000 shares of our common stock to a number of investors as of  May 16, 2011 and have a commitment of approximately $515,000  additional equity investment upon achieving a certain investment threshold.  We may issue a consultant up to approximately 300,000 shares of our restricted common stock as fees associated with this equity financing.

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

In June 2009, our licensee, Derma Sciences, Inc. launched the commercial sale of BIOGUARD® an advance wound care product employing our NIMBUS technology.  From the launch date to December 30, 2010, our royalty fees related to this product were approximately $384,402.  In accordance with the terms of the license agreement, the first $75,000 royalty fees from Derma Sciences were offset against the advance payments we received in 2007, the subsequent royalty fees will be at 20% of the net sales as defined in the license agreement.   During the quarter ended March 31, 2011, our licensee began selling BIOGUARD wound dressings to the acute care segment of the health care market through an exclusive distribution agreement with Medline Industries, the largest privately-held distributor of health care products.  In addition, we granted temporarily our licensee a small reduction in the royalty rates on certain cotton-based  BIOGUARD products for a six month period ending June 30, 2011.  We are unable to determine how much, if any, of the royalty fee we will receive in the future at this time.  We expect minimal direct expenses in relation to this license agreement.

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

Index

Equity Financing and our Cash Requirements

Effective December 30,  2010, we signed a placement agent agreement with an investment banker on a non exclusive basis to raise up to $1,500,000 in order to meet our current operating cash needs and  to execute our business plan.  We cannot assure you that we will raise a sufficient amount of capital, if any, through this investment banker or through any other means.

 Based on our cash position at March 31, 2011, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $190,000 per month or an aggregate of approximately $2,280,000 over the next twelve (12) months, in the following areas:

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

•
Operating expenses of approximately $83,667 per month or an aggregate $1,004,000 over the next twelve (12) months, including business developments, personnel costs, investors relations, director and officer insurance, general liability insurance, investors relations, rent, consulting fees, utilities, legal and accounting fees, and travel.

Our current cash balance of $665,761 as of  March 31, 2011, accounts receivable of approximately $260,000,  of which approximately $135,600 has been collected after March 31, 2011, approximately $154,000 cash from the sale of common stock and a commitment of  approximately $515,000 ($515,000  cash already received) additional equity investment upon achieving a certain level investment threshold, subsequent to March 31, 2011, will satisfy our cash requirements for approximately no more than seven  (7) months assuming no further receipt of revenues and additional debt or equity financing.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately no more than seven (7) months assuming no further receipts of revenues and additional debt or equity financing.

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

As of March 31, 2011, we have ten senior convertible notes payable outstanding to our Chairman totaling approximately $5,200,000 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of  December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a note payable with our Chairman of $230,287 including accrued interest with a maturity date of July 1, 2011 and an annual interest rate of 8%.  We also have a $1,053,000 senior convertible note payable to a major stockholder.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of  December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $250,000 with third parties.  These notes have an 8% interest rate per annum with a conversion price of $1.00 per share, a maturity date of June 30, 2014.   In addition, we have a promissory note payable totaling $111,783 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2013.

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

•	Make the appropriate filings with FINRA to affect a delisting of our stock.

Based upon our cash requirements for our Plan of Operations and our current dividend policy of investing any available cash to our operations, however, we do not plan to distribute any cash to our stockholders.

At March 31, 2011, we had a negative working capital of $89,321 that primarily consists of: (a) cash of $665,761; (b) accounts receivable of $260,355; (c) accounts payable of $563,321; (d) accrued expenses of $70,865; (e) unearned revenue of $132,722; (d) note payable to director of $234,529 including accrued interest; and a current portion of long term note payable of $14,000.  At March 31, 2011, we had a stockholders’ deficit of $6,603,222, a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions and the beneficial conversion feature of certain convertible notes.

Cash used in operating activities was $722,622 for the nine months ended March 31, 2011. Net cash used in investing activities was $58,478.  Net cash provided by financing activities was $818,835.

During the nine months ended March 31, 2010, we received $1,985,450, of which $1,015,000 was from   the senior  convertible notes with our Chairman, $678,000 from a senior convertible note with a major shareholder, $250,000 from the senior convertible notes with the third parties, and the proceeds of $42,450 in cash from the exercise of stock options.

Index

Contractual Obligations

The following table summarizes our long-term contractual obligations as of  March 31, 2011:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$6,743,129	$-	$6,493,129 -	$250,000	$-
Operating lease obligations (b)	$45,150	$23,650	$21,500 -	$-	$-

(a)
The principal and accrued interest on the notes payable owed to the Chairman’s Senior Convertible Notes, to third parties' convertible note payable,  to a major shareholder’s senior note payable, and a note payable to an officer, as fully discussed in note 4 of the accompanying condensed footnotes to the  financial statements.

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended March 31, 2011, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.   Risk Factors

Item 1A is not required to be disclosed by smaller reporting companies such as the Company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2011, we sold 860,000 shares of common stock to eleven purchasers for a price of $0.28 per share or in aggregate of $240,800 in cash.  We paid no cash fees in connection with this offering, however, we may issue up to approximately 86,000 shares of common stock to a consultant who provided assistance in connection with this transaction.  The issuance of the securities describe above were exempt from the registration requirements of the Securities Act under Rule 4(2) and Regulation D and the rules thereunder, including Rule 506 insofar as: (1) the purchasers were each accredited investors within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by us in accordance with Rule 502(d); (3) there were no other non-accredited investors involved in the transaction within the meaning of Rule 506(b); and (4) the offer and sale of the securities was not effected through any general solicitation or general advertising within the meaning of Rule 502(c).  We placed restrictive legends on the certificates representing these securities issued to the purchasers stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

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

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	May 16, 2011	By: /s/ J. Ladd Greeno
J. Ladd Greeno
Chief Executive Officer (Principal Executive Officer)

Date	May 16, 2011	By: /s/ Nam H. Nguyen
Nam H. Nguyen
Chief Financial Officer