Form 10-K
QUICK-MED TECHNOLOGIES INC
filed 2011-09-29
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2011

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number: 000-27545

QUICK-MED TECHNOLOGIES, INC.

(Name of issuer in its charter)

Nevada	65-0797243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

902 NW 4 Street, Gainesville, Florida	32601
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (888) 835-2211

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

         Yes               No     X

     The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of  September 15, 2011, was approximately $4,487,813.

        The number of shares outstanding of the issuer's common equity as of  September 15, 2011 was 37,246,154.

Documents Incorporated by Reference

None

QUICK-MED TECHNOLOGIES, INC.

 ANNUAL REPORT
ON FORM 10-K
For the Year Ended June 30, 2011

                                      INDEX
                                                                                                           Page

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statements Schedules	63

Signatures

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

Overview

Quick-Med Technologies Inc. ("we," "Quick-Med," or the ”Company”) is a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. Quick-Med’s four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay Fresh® is a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDerm® is a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs; and (4) MultiStat, a family of advanced patented methods and compounds shown to be effective in skin therapy applications.

We were incorporated in the State of Nevada on April 21, 1997 with the name "Above Average Investments, Ltd." to engage in any lawful corporate purpose. Other than issuing shares to its stockholders, Above Average Investments, Ltd. never commenced operations. In September 2000, Above Average Investments, Ltd. became a public reporting company 60 days following the voluntary filing of our Form 10-SB Registration Statement with the Securities and Exchange Commission. In March 2001, we acquired all of Quick-Med's issued and outstanding shares of capital stock in exchange for 10,260,000 shares of our common stock. Upon completion of the merger in February 2002, we changed our name to Quick-Med Technologies, Inc.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at 902 NW 4th Street, Gainesville, Florida 32601.  Our telephone number is (888) 835-2211.

Technologies

We are a life sciences company that develops proprietary technologies for the medical and consumer healthcare markets. Our four core technologies under development are:

(1)	NIMBUS®
(2)	Stay Fresh
(3)	NimbuDerm
(4)	MultiStat

Index

NIMBUS®
NIMBUS is a family of organic molecules or “polymers” that are bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of medical device applications. For example, NIMBUS is capable of being used to add a second, slowly releasable ingredient to a substrate to permit more than one mode of action or property (e.g.,, protease inhibitor or antibiotic).

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

We have developed “proofs-of-principle” in several applications and are seeking to move these products to the commercialization stage. On September 18, 2006 we received a Phase II SBIR grant for continued work on an advanced wound dressing using the NIMBUS technology  and it was completed in June 2010.

In April, 2007, we entered into a license agreement with Derma Sciences Inc. for NIMBUS treatment of select substrates used in traditional wound care. In February, 2009 we received FDA market clearance for the NIMBUS gauze wound dressing licensed to Derma Sciences and in June, 2009 Derma Sciences reported first commercial sale of a product, BIOGUARD®, employing our NIMBUS technology.   Derma Sciences is marketing and selling the BIOGUARD product to the home health, nursing homes, and wound care centers.  We received approximately $239,000 royalty fees, before $75,000 credit previously received under the license agreement, from the sales of  BIOGUARD product for the fiscal year 2010 which was launched in late June 2009.  The sales of BIOGUARD dressings continued to increase in fiscal year 2011 with approximately $279,000 in royalty fees.

In July, 2010,  we and Viridis BioPharma Pvt. Ltd., an India corporation, ("Viridis") entered into an exclusive Patent and Technology License Agreement  as stipulated in the binding term sheet on March 16, 2010.  Under the agreement, we grant rights under our proprietary NIMBUS antimicrobial technology to Viridis to make, use, sell and offer for sale certain wound treatment products  to  the institutional market, pharmaceutical companies, distributors, hospitals, clinics, licensed chemists, pharmacists and medical wings of organizations in the Republic of India and its territories and possessions.  Viridis agreed it would only manufacture the products in India, unless otherwise agreed to by us.  In September 2010, Viridis obtained India FDA clearance to manufacture and market their product in India. Viridis has obtained all the appropriate production equipment and has produced and packaged NIMBUS treated gauze dressings that satisfy efficacy requirements.  Viridis plans to roll out the NIMBUS treated gauze dressings in late fourth calendar quarter 2011 or early first calendar quarter 2012.

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

In August, 2010, we and Biosara Corporation ("Biosara"), entered into a Development and Option Agreement.   This agreement remained in effect until December 31, 2010 or until superseded by the earlier of a license agreement or another product development agreement.  The Agreement was extended to June 30, 2011. Under the agreement, we will use commercially reasonable efforts to develop certain wound care products incorporating our proprietary NIMBUS® antimicrobial technology to be manufactured by or for Biosara.  We are nearing completion of the development stipulated in the agreement.  In addition, we have identified a supplier for Biosara consideration for the production, packaging and sterilization.

In April, 2010, we  and KCI USA, Inc. (“Kinetic”), a medical technology company, entered into a Development Agreement effective as of March 18, 2010 (the "Effective Date").  The term of the agreement commenced on the Effective Date and ends at of  the earlier completion of development services, as defined in the agreement, provided by us or a period of twelve months (the “Term”).  Under the agreement, the parties agreed to use commercially reasonable efforts during the Term to develop technology utilizing our proprietary NIMBUS intellectual property in an advanced wound care substrate.

Index

In April, 2009, we entered into a Joint Development and Exclusive Option Agreement with Avery Dennison Corporation to apply NIMBUS technology to adhesives for medical device and industrial applications.  Upon the successful completion of this JDA, we entered into a license agreement with Avery
Dennison Corporation in April, 2011.

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

Index

Stay Fresh®
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

External and internal stimuli that cause the overproduction of enzymes known as matrix metalloproteinase can adversely affect the skin and eyes.  MultiStat works by inhibiting the activity of the matrix metalloproteinase enzymes. Independent laboratories as well as our research show that MultiStat is effective in medical (wound care) and consumer (cosmetic) applications.  MultiStat is currently being sold as a performance ingredient to several cosmetics companies via an agreement with BASF, which was renegotiated and effective on March 31, 2011.  Under this agreement, we appointed BASF as an exclusive manufacturer and distributor of our MultiStat Compound, Ilomastat, (“QMT Compound”) in the over-the-counter retail cosmetic consumer products in the worldwide territory with the exclusive and non-exclusive licenses of certain patent rights.

Index

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

Under this agreement, we appointed BASF as an exclusive manufacturer and distributor of our MultiStat Compound, Ilomastat, (“QMT Compound”) in the over-the-counter retail cosmetic consumer products in the worldwide territory with the exclusive and non-exclusive licenses of certain patent rights.  In consideration of the rights and appointments, we are entitled to receive distribution fees on a quarterly basis of the contract year minimum sales of products containing QMT Compound in each of the three contract years under the renegotiated terms of the distribution fees as set forth in the agreement.  For the period from the effective date of August 1 to December 31, 2007, the terms of the distribution fees under the Prior Agreements remained in effect.   The contract year began January 1, 2008, and each consecutive 12-month period thereafter during the term of the Agreement.  The term of the Agreement expires on December 31, 2010.  We may terminate this Agreement prior to such expiration upon a material breach by BASF, or BASF’s failure to meet minimum sales requirements.  This agreement was extended through March 31, 2011 and we and Bast entered into a new agreement effective April 1, 2011 through December 31, 2011.

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

Index
Competition

Quick-Med's NIMBUS and Stay Fresh antimicrobial technologies compete against the current advanced antimicrobial technologies including several marketers of antimicrobial silver technology (e.g.,  Milliken, Sciessent, Nano Horizons, and many others). NIMBUS also competes against earlier generation antimicrobial technologies marketed by Microban, Dow Chemical, Arch Chemicals, Thompson Research, and many other companies.

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

NIMBUS technology is covered by five (5)  issued U.S. patents,  eight (8) issued foreign patents (Australia, Canada, China, Korea, Mexico, Russia, and South Africa), and five (5) pending U.S. patent applications, as well as fifteen (15) international patent applications filed under the Patent Cooperation Treaty (PCT, a treaty adopted by 142 countries), and a number of foreign patent applications.

NimbuDerm technology is covered by a South African patent, two (2) pending U.S. patent applications, and fourteen (14) pending foreign patent applications.

MultiStat technology is covered by one issued U.S. patents, one issued foreign patents  and five pending international patent applications.

StayFresh technology is covered by two (2) pending U.S. patent applications and eight (8) international patent applications.  Several disclosures are in preparation for filing.

Agreements with Employees and Consultants

With the exception of Drs. Gregory S. Schultz and Christopher Batich discussed below, all of our employees and scientific consultants have signed agreements that assign to us all intellectual property rights to any inventions or other proprietary information in any area in which that person is working with us. These agreements do not provide for the payment of any royalties. Drs. Schultz and Batich, who are on the faculty of University of Florida at Gainesville, are the only consultants who currently have any rights in any intellectual property that may be shared with us. Under the University of Florida policy, any rights obtained by Drs. Schultz and Batich are assigned to the University of Florida Research Foundation (UFRF). Drs. Schultz and Batich may be paid a royalty by the UFRF out of royalties paid by us to UFRF.

Issued and Pending - U.S. & Foreign Patents/Applications

We have filed or own joint rights to patents and applications for:

NIMBUS® Technology

United States Patents	U.S. Patent No.	Date Granted/ Date Expires
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	7,045,673	16 May 2006/ 8 December 2019
€Improved Antifungal Gypsum Board	7,473,474	6 January 2009/ 25 February 2024
* Materials With Covalently Bonded, Nonleachable Polymeric Antimicrobial Surfaces	7,709,694	4 May 2010/ 8 December 2019
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	7,790,217	7 September 2010/ 25 April 2028
€ Gypsum Board Containing Antimicrobial And Antibacterial Compounds	8,007,921	30 August 2011/ 25 February 2024

Index

Granted Foreign Patents	Patent No.	Date Granted
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Australia 773,532	9 Sept. 2004
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Canada 2,353,436	8 January 2008
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	China ZL 99814229.8	12 January 2005
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Korea 100689020	23 February 2007
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Mexico 248078	15 August 2007
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Russia 004160	26 February 2004
*Antimicrobial Cationic Electrolyte Coating	South Africa 2008/01601	27 May 2009
* Antimicrobial Cationic Polyelectrolyte Coatings	Australia 2006283043	16 June 2011

Pending United States Patent Applications	U.S. Application No.	Date Filed
* Absorbent Substrate With A Non-Leaching Antimicrobial Activity And A Controlled-Released Bioactive Agent	12/036,107	22 August 2006
* Antimicrobial Bandage Material Comprising Superabsorbent and Non-Superabsorbent Layers	12/772,686	3 May 2010
* System and Method for Enhancing the Efficacy of Antimicrobial Contact Lenses and Other Surfaces	12/742,923	13 May 2010
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	12/875,741	3 September 2010
* Polyelectrolyte Complex for Imparting Antimicrobial Properties to a Substrate	12/830,062	2 July 2010

Index

Pending Foreign Patent Applications	Application No.	Date Filed
* Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Europe 99966054.1	8 December 1999
* Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	India IN/PCT/2001/000776/MUM	8 December 1999
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	Brazil PI0617099-4	22 August 2006
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	Canada CA 2620203	22 August 2006
* Antimicrobial Cationic Polyelectrolyte Coating	China CN 101291743	22 August 2006
* Method Of Attaching An Antimicrobial Cationic Polyelectrolyte To The Surface Of A Substrate	Europe EP 2006802188	22 August 2006
* Method Of Attaching An Antimicrobial Compound To The Surface Of A Substrate	India 1397/CHENP/2008	22 August 2006
* Method Of Attaching An Antimicrobial Cationic Polyelectrolyte To The Surface Of A Substrate	Japan 2008-528126	22 August 2006
* Method Of Attaching An Antimicrobial Cationic Polyelectrolyte To The Surface Of A Substrate	Mexico MX/a/2008/002347	22 August 2006
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	Australia 2009270715	20 July 2009
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	Brazil P10911004-6	18 January 2011
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	Canada 2731072	18 January 2011
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	China 200980132939.0	23 February 2011
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	Europe EP 20090798855	20 July 2009
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	India 709/DELNP/2011	31 January 2011

Index

NimbuDerm™ Technology

Granted Foreign Patents	Patent No.	Date Granted
€ Disinfectant With Quaternary Ammonium Polymers And Copolymers	South Africa 2008/01557	24 June 2009

Pending United States Patent Applications	U.S. Application No.	Date Filed
€ Disinfectant With Quaternary Ammonium Polymers And Copolymers	12/064,487	22 August 2006
€ Disinfectant with Durable Activity Based on Alcohol-Soluble Quaternary Ammonium Polymers and Copolymers	12/350,784	8 January 2009

Pending Foreign Patent Applications	Application No.	Date Filed
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Australia 2006283042	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Brazil PI0617092-7	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Canada 2620175	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	China 200680039366.3	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Europe 06813679.5	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	India 1395/CHENP/2008	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Japan 2008-528125	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Mexico MX/a/2008/002346	22 August 2006
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Australia 2009204189	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Brazil PI0905679-3	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	China 200980107500.2	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Europe 09701395.7	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	India 710/DELNP/2011	31 January 2011
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Japan 2010-542339	8 January 2009

Index

StayFresh® Technology

Pending United States Patent Applications	U.S. Application No.	Date Filed
€ Superabsorbent Materials Comprising Peroxide	12/796,708	9 June 2010
€ Antimicrobial Textiles Comprising Peroxide	12/971,659	17 December 2010

Pending Foreign Patent Applications	Application No.	Date Filed
€ Superabsorbent Materials Comprising Peroxide	Australia 2010215966	29 July 2011
€ Superabsorbent Materials Comprising Peroxide	Brazil SP018110031848	17 August 2011
€ Superabsorbent Materials Comprising Peroxide	Canada PCT/US10/24635	8 August 2011
€ Superabsorbent Materials Comprising Peroxide	China	(18 October 2011)
€ Superabsorbent Materials Comprising Peroxide	Europe 10744319.4	9 September 2011
€ Superabsorbent Materials Comprising Peroxide	India 6115/DELNP/2011	11 August 2011
€ Superabsorbent Materials Comprising Peroxide	Japan PCT/US10/24635	15 August 2011
€ Antimicrobial Textiles Comprising Peroxide	PCT/US10/37850	8 June 2010

Index
MultiStat® Technology♠

United States Patent	U.S. Patent No.	Date Issued
*Cosmetic Composition and Method	6,713,074	30 March 2004

Granted Foreign Patents	Patent No.	Date Issued
*Cosmetic Composition and Method	Australia 2001273115	30 September 2005

Pending Foreign Patent Applications	Application No.	Date Filed
* Cosmetic Composition and Method	Canada 2,414,247	29 June 2001
* Cosmetic Composition and Method	Europe 01952355.4	29 June 2001
* Cosmetic Composition and Method	Japan 2002-5224467	29 June 2001
* Composition and Method for Minimizing or Avoiding the Adverse Effects of Vesicants	Europe 02807390.6	25 September 2002
* Composition and Method for Minimizing or Avoiding the Adverse Effects of Vesicants	Israel 161057	25 September 2002

€  Owned by Quick-Med Technologies, Inc. (QMT, Inc.)

*  Exclusive to QMT, Inc. (joint ownership with the Univ. of Florida Research Foundation, Inc. exclusive license back from Foundation).

♠ QMT also is licensed under patents from the University of Michigan and certain individuals relating to ilomastat and associated MMPIs.

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

University of Michigan

In June 2007, we entered into a patent license agreement with the University of Michigan (“U-M”) that significantly expands our MultiStat technology – its patented family of compounds for the cosmetic treatment of skin conditions, including chronological aging and photo-aging. The license grants us the exclusive right to commercialize important U-M patents in the field of cosmetic products.

We own exclusive rights for topical use of the MultiStat compounds for cosmetic and military applications, but previously had non-exclusive patent rights for use of U-M patents in the anti-aging cosmetic arena. The agreement covers the exclusive rights to eight (8) U.S. and numerous foreign patents  as well as three (3) US patents and corresponding foreign patents on a non exclusive rights basis in cosmetics applications.

Exclusive-Licensed U-M Patents/Applications

Jurisdiction & Patent/Application Number	Issue Date	Expiry Date	Description
Australia AU 701132	1/21/1999	1/17/2017	Method of Inhibiting Photoaging of Skin
Canada CA 2241981	3/19/2002	1/17/2017	Method of Inhibiting Photoaging of Skin
Japan JP 3705820	10/12/2005	1/17/2017	Method of Inhibiting Photoaging of Skin
Mexico MX 208066	5/31/2002	1/17/2017	Method of Inhibiting Photoaging of Skin
New Zealand NZ 330860	3/27/2000	1/17/2017	Method of Inhibiting Photoaging of Skin
United States US 5,837,224	11/17/1998	1/19/2016	Method of Inhibiting Photoaging of Skin
Australia AU 737376	8/16/2001	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Canada CA 2,281,944	5/15/2007	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
China CN 1251989	1/9/2008	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin

Index

Germany DE 69828620	2/17/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Europe Pat Off. EP 1005333	3/14/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
France FR (EP1005333)	1/12/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
United Kingdom GB (EP1005333)	1/12/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Israel IL 131543	8/31/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Japan JP 2002515898 (unexamined)			Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Japan JP 2010195817	pending		Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Mexico MX 245349	4/25/3007	8/24/2019	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
United States US 6,630,516	10/7/2003	2/25/2017	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
United States US 6,919,072	7/19/2005	2/25/2017	Methods and Compositions for Reducing Collagen Loss Due to Chronological Aging in Human Skin
Canada CA 2,326,507	pending	(4/2/2019)	Methods and Compositions for Reducing Collagen Loss Due to Chronological Aging in Human Skin

Japan JP 2002510621	pending		Methods and Compositions for Reducing Collagen Loss Due to Chronological Aging in Human Skin
Mexico MX 283269	1/24/2011	4/2/2019	Methods and Compositions for Reducing Collagen Loss Due to Chronological Aging in Human Skin
United States US 6,683,069	1/27/2004	4/2/2018	Compositions for Reducing UV-Induced Inhibition of collagen synthesis in Human Skin
United States US 7,141,238	11/28/2006	10/17/2018	Methods and Compositions for Reducing UV-Induced Inhibition of collagen synthesis in Human Skin
United States US 7,268,148	9/11/2007	5/20/2019	Compositions and methods for Use Against Acne-Induced Inflammation and Dermal Matrix-Degrading Enzymes
Japan JP 2004536781	pending		Methods and Compositions for Protecting and Restoring Skin Using Selective MMP Inhibitors
Mexico MX 282908	1/14/2011	12/18/2021	Methods and Compositions for Protecting and Restoring Skin Using Selective MMP Inhibitors
Mexico MX 244071	11/9/2003	5/9/2022	Use of Compositions for Treating Rosacea
United States US 7,078,048	7/18/2006	10/28/2022	Method and Compositions for Treating Rosacea
United States US 7,795,302	9/14/2010	12/22/2024	Method and Compositions for Treating Rosacea
Canada CA 2,446,356	pending		Use of Compositions for Treating Rosacea

Index
Non-Exclusive U-M Patents/Applications

Jurisdiction & Number	Issue Date	Expiry Date	Description
Australia AU 2002301116	8/31/2006	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
Canada CA 2,292,600	11/27/2007	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
Canada CA 2,601,462	3/15/2011	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin

Israel IL 133194	5/4/2009	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
Japan JP 3554339	8/18/2004	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
New Zealand NZ 501634	2/1/2002	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
New Zealand NZ 513045	2/3/2003	6/3/2018	Protection of Vehicle Passengers from UV Radiation
Taiwan TW 234467	6/21/2005	6/4/2017	Compositions and Methods for Inhibiting Photoaging of Skin
United States US 6,130,254	10/10/2000	6/4/2017	Composition and Method of Inhibiting Photoaging of Skin
United States US 6,365,630	4/2/2002	4/2/2019	Composition and Method of Inhibiting Photoaging of Skin
United States US 6,942,870	9/13/2005	6/4/2017	Compositions and Methods Using Direct MMP inhibitors for Inhibiting Photoaging of Skin
South Africa ZA 98/4791	6/1/1999	6/4/2017	Compositions and Methods for Inhibiting Photoaging of Skin

BASF Corporation

We have an agreement with BASF that grants BASF Corporation, exclusive and non exclusive worldwide right to develop and market certain products relating to skin care that employ our Multistat family of MMPIs.

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

Derma Sciences, Inc.

In April, 2007, we entered into a license agreement with Derma Sciences Inc. for NIMBUS treatment of select substrates used in traditional wound care. In February, 2009 we received FDA market clearance for the NIMBUS gauze wound dressing licensed to Derma Sciences and in June, 2009 Derma Sciences reported first commercial sale of a product, BIOGUARD®, employing our NIMBUS technology.   Derma Sciences is marketing and selling the BIOGUARD product to the home health, nursing homes, and wound care centers.

Index

Viridis BioPharma Pvt. Ltd.

In July, 2010,  we and Viridis BioPharma Pvt. Ltd., an India corporation, ("Viridis") entered into an exclusive Patent and Technology License Agreement  as stipulated in the binding term sheet on March 16, 2010.  Under the agreement, we grant rights under our proprietary NIMBUS antimicrobial technology to Viridis to make, use, sell and offer for sale certain wound treatment products  to  the institutional market, pharmaceutical companies, distributors, hospitals, clinics, licensed chemists, pharmacists and medical wings of organizations in the Republic of India and its territories and possessions.  Viridis agreed it would only manufacture the products in India, unless otherwise agreed to by us.  In September 2010, Viridis obtained India FDA clearance to manufacture and market their product in India.

Avery Dennison Corporation

In April, 2011, we entered into a license agreement (the "Agreement") with Avery Dennison Corporation (“Avery”).  Under the Agreement, we grant Avery a worldwide exclusive right and license to use our proprietary NIMBUS® antimicrobial technology in antimicrobial adhesives for medical devices. In addition, we grant Avery a three-year exclusive single right of first option to negotiate with us for exclusive licenses of a Next Generation Antimicrobial Adhesives Technology and our Stay Fresh Technology within the adhesives market both of which are our proprietary technologies. As consideration, Avery will pay us lockout fees over a three to four year period and royalties for products to which our technologies are incorporated. Avery will lose the exclusivity of license unless it pays the lockout fees and minimum royalty at agreed times and makes commercially reasonable efforts to generate sales of its products. The Agreement will remain effective until the expiration of the last to expire of our proprietary intellectual property.

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

Index

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

Index
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

In October, 2009, the FDA issued a guidance document specific to one of the NIMBUS active agents, pDADMAC.  The guidance protects the future applications and submissions for pDADMAC to our patented claims and uses.

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

A number of the NIMBUS and Stay Fresh applications may require FIFRA registration for the specific end-use application. We successfully registered Stay Fresh with EPA as an antimicrobial textile treatment in January 2011 and we are in the process of applying for selected state registrations.   Stay Fresh is the only antimicrobial technology containing hydrogen peroxide approved by the U.S. Environmental Protection Agency for imparting antimicrobial preservation of textiles.  The major component of NIMBUS is currently registered with EPA by a third-party for certain unrelated uses, and Quick-Med intends, in collaboration with strategic corporate partners, to obtain its own EPA and state registrations for NIMBUS for antimicrobial use.  After the registrations are secured, articles treated with the NIMBUS or Stay Fresh technologies will not be required to be registered separately with EPA or the states, provided the antimicrobial claims made for such articles are limited to the control of odor-causing bacteria or  "treated article” claims .  The intended use of NIMBUS or Stay Fresh-treated articles for the control of pathogenic organisms will require that the article itself be registered with EPA in those cases where the treated article falls under EPA jurisdiction.

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

Index
Employees

We have ten (12) full time employees, ten (10) of whom are full time.  Our non full-time employees including several consulting scientists with PhDs in their fields and part time employees to provide the necessary expertise in performing testing and participating in certain of our development projects.

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

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2011 and 2010 because, during those periods, the Company experienced recurring losses and negative cash flows from operations as well as a net capital deficiency at June 30, 2011.  These matters raise substantial doubt about our ability to continue as a going concern.

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

We have incurred annual operating losses since our inception and our operations have never been profitable.  At June 30, 2011, we had an accumulated deficit of $25,961,968.  Our gross revenues for the years ended June 30, 2011 and 2010, were $1,039,579 and $993,943, respectively with losses from operations of $2,051,788 and $2,084,969, respectively,  and net losses of $2,303,216 and $3,550,165 respectively.  There can be no assurance that we will ever become profitable.  If we do not become profitable, we may have difficulty meeting our business goals.

We have risks associated with our dependence on third party developers to commercialize our technology.  If we are unable to attract such developers to exploit our technologies, our business will fail. Alternatively, if such developers fail to commercialize our technology, it would have a material adverse effect on our business, financial condition and results of operations.

We depend upon third parties to develop products that utilize our technologies. We must attract such third parties to develop and commercialize our technologies into end-user applications. If we are unable to do so our business model will fail.

The inability of a developer to make  products in a timely manner, including as a result of local financial market disruption which could impair the ability of such developers to finance their operations, or to meet quality standards, could cause us to miss the delivery date requirements of to their customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

For instance, BASF Corporation  develops and commercializes our MultiStat technology pursuant to a product development and distribution agreement, whereby it formulates our proprietary compound to specifications as ordered by cosmetic companies. BASF makes these formulations (“actives”) in kilograms containing our proprietary compound and ships them to cosmetic customers.  They, in turn, will mix the actives in their formulations and sell the products to the end users.  Any event that materially and adversely affects BASF’s ability or willingness to develop such technology will affect our revenues.

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

Index

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

We believe that our future success will depend in large part on our ability to attract and retain highly skilled scientific, technical and management personnel. In 2007, we obtained loans from our largest shareholder and a major shareholder to pay for one year salary of our Chief Executive Officer and Director beginning in June 2007.   If we are unable to hire the necessary personnel, the development of our business will likely be delayed or prevented.  Competition for these highly skilled employees is intense.  As a result, we cannot assure you that we will be successful in retaining our key personnel or in attracting and retaining the personnel we require for expansion.

We may be liable for products liability claims for which we have no insurance.

Although we do not manufacture  products and the partners that we license our technologies to have their own products liability insurance coverage (under which we are covered or indemnified against such liabilities), we may be sued for products liability if products incorporating our patented technologies injure the end user.  In the event that we are sued on this basis, liability claims could require us to spend significant time and money in litigation and pay significant damages that are not covered by insurance.  As a result, any of these claims, whether or not valid or successfully prosecuted, could have a material adverse effect on our business and financial results.

Failure to repay our loan obligations may severely impair our business operations, assets and your investment in the Company.

We have several loans outstanding, including loans from our largest shareholder and a major shareholder. If we are unable to successfully repay or restructure loans from our largest shareholder and a major shareholder, or our other outstanding liabilities as they become due, we may have to liquidate our business and undertake any or all the steps outlined below:

•	Significantly reduce, eliminate or curtail our business, operating and research and development activities so as to reduce operating costs;

•	Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors, including our largest shareholder and our other major shareholder;

•	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;

•	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our stockholders in an amount equal to the net market value of our net assets;

•	File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;

•
Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and

•	Make the appropriate filings with the Financial Industry Regulatory Authority to affect a delisting of our stock.

Index

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

Our common stock is quoted on the Inter-dealer Quotation/Trading Systems of the Over-the-Counter Markets Group for the U.S.  reporting company marketplane under the symbol QMDT.QB, and there is a limited volume of sales, thus providing limited liquidity for our shares.  As a result, stockholders may be unable to sell their shares in a timely manner.

Our executive officers and directors control a large percentage of our common stock, which allow them to control matters submitted to stockholders for approval.

Our executive officers and directors (and their affiliates), in the aggregate, own approximately 35.3% of our outstanding common stock, and a  significant portion of our outstanding voting stock.  Therefore, our officers and directors and the affiliates have the ability to significantly influence the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs.  This concentration of ownership may have the effect of entrenching management and delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

Index

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 902 NW 4 Street, Gainesville, Florida.  This 3,200 square foot premises is composed of offices and an equipped laboratory.  We pay monthly lease payment of $2,150 and our lease expires on February 1st, 2013.

Our office and laboratory facilities are in good condition and are sufficient to conduct our operations.

We do not own real estate at this time and we have no agreements to acquire any properties.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceeding, and we are not aware of any material legal proceedings pending or threatened against us.  We are also not aware of any material legal proceedings involving any of our directors, officers, or affiliates or any owner of record or beneficially of more than 5% of any class of our voting securities.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently trading on the Inter-dealer Quotation/Trading Systems of the OTC Markets Group for the U.S. reporting company marketplace under the symbol QMDT.QB.  Our common stock began to be quoted on September 4, 2002 on the OTC Bulletin Board under the symbol QMDT. The following table sets forth the range of high and low closing bid price per share of our common stock for the fiscal quarters indicated. The OTC Market quotations represent quotations between dealers without adjustment for retail mark-up, markdowns or commissions and may not represent actual transactions.

	Year Ended June 30, 2011
	High	Low
Fourth Quarter	$0.90	$0.25
Third Quarter	$0.75	$0.30
Second Quarter	$0.75	$0.45
First Quarter	$1.18	$0.55

	Year Ended June 30, 2010
	High	Low
Fourth Quarter	$1.25	$0.80
Third Quarter	$1.25	$0.55
Second Quarter	$0.90	$0.58
First Quarter	$1.00	$0.41

Holders

As of June 30, 2011, there were 89 holders of record of our common stock.  We have one class of common stock, $0.0001 par value, outstanding.

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

Index
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

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2011, we sold 2,032,143 shares of common stock to four purchasers for a price of $0.28 per share or an aggregate of $569,000 in cash.  We paid no cash fees in connection with this offering, however, we issued up to 375,714 shares of restricted common stock to a consultant who provided assistance in connection with this transaction and those similar transactions under the same terms.  These issuance of the securities describe above were exempt from the registration requirements of the Securities Act under Rule 4(2) and Regulation D and the rules thereunder, including Rule 506 insofar as: (1) the purchasers were each accredited investors within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by us in accordance with Rule 502(d); (3) there were no other non-accredited investors involved in the transaction within the meaning of Rule 506(b); and (4) the offer and sale of the securities was not effected through any general solicitation or general advertising within the meaning of Rule 502(c).  We placed restrictive legends on the certificates representing these securities issued to the purchasers stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

Securities Authorized for Issuance Under Equity Incentive Plans

The following table sets forth information regarding awards made through compensation plans or arrangements through June 30, 2011, our most recently completed fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities shown herein)
Equity compensation plans approved by security holders	4,794,270	$0.57	666,318
Equity compensation plans not approved by security holders	974,920	$0.47	N/A
Total	5,769,190	$0.55	666,318

Our 2001 Equity Incentive Plan (the “2001 Plan”) authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The 2001 Plan was amended and restated to increase the total number of shares available to 6,000,000 shares.  We reserved 6,000,000 shares of our common stock for awards to be made under the 2001 Plan. The 2001 Plan is administered by a committee comprised of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2001 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of 2001 and methods of exercise. Options must vest within ten years.  The Board of Directors also authorizes the issuance of warrants, right to purchase Common Stock, to award or pay for services provided by consultants or non-employees.  These warrants have the same terms as those of the stock options in all material respects. The Plan description and its activities up to the fiscal year ended are disclosed in our financial statements for the fiscal year ended contained herein. The number of options under the 2001 Plan available for grant at June 30, 2011 was 666,318.

Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes included therein. The terms "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include substantial regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (f) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (g) we do not currently carry product liability insurance and should we be subject to  product liability claims, our financial condition may be adversely affected;  (h) our operations are currently funded by the revenues and our debt and equity financings, however, there are no assurances that such financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to largest shareholder and a major shareholder, who have funded our operations, debt obligations that are secured by our assets and revenues and are senior obligations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success.  Statements made herein are as of the date of the filing of this Form 10K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the   consumer and healthcare markets. Our  four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay Fresh is a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDerm is a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs. Other applications include medical devices such as catheters, tubing, films and coatings; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional  market in late June 2009.  The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been developed in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including consumer textile market.  NimbuDerm is also a technology currently being developed.

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

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS®, Stay Fresh ,  NimbuDerm and MultiStat technologies:

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

Recent Developments

In August 2011, the United States Patent and Trademark Office  granted the U.S. Patent No. 8,007,921 entitled "Gypsum Board Containing Antimicrobial and Antibacterial Compounds." This is the fifth patent on our NIMBUS technology.  This key patent not only addresses a process for rendering gypsum wall board antimicrobial but also covers the non-leachable bonding of an antimicrobial from the NIMBUS family of polycations which performs two functions.  First, it acts as an antimicrobial agent.  Second, it serves as a stabilizer for a non-polymeric second antibacterial in the form of an ionic compound that is slowly released in the presence of moisture.  The combination represents a most effective treatment that acts to prevent growth of a broad spectrum of bacteria and fungi.  The value of this combination is in its ability to prevent the proliferation of order and stain causing microorganisms.

Capital Expenditures and Requirements

From 2000 to June 2011, we have spent approximately $920,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobeny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobeny with our common stock and cash for the exclusive license of the Ilomastat technology invented by them.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  stock-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

Results of Operations

Comparison of Years Ended June 30, 2011 and 2010

Revenues. During the year ended June 30, 2011 we had $1,039,578 of revenues, compared to $993,943 of revenues for the year ended June 30, 2010, representing a slight increase of 5% in our revenues.  Our revenues during the year ended June 30, 2011 consisted of: (a) $492,572, which represented our royalties in the form of revenue share from the MultiStat product sales by BASF Corporation (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $303,256 in royalty and license  fees consisting of $279,264 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $23,992 in license fees representing the earned portion of the license fees from our licensees; and (c) $243,750, which represented the revenue earned from the small business innovation research program and the revenue earned from the joint development projects.   While we noted that the MultiStat product sales by BASF has been steady from year to year,  however, given the current state of the economy,  in particular in the retail cosmetic industry, we cannot anticipate the MultiStat product sales by BASF for the subsequent quarters given market uncertainties.

Our revenues during the year ended June 30, 2010 consisted of: (a) $517,027, which represented our royalties from the product sales by BASF; (b) $174,416 in royalty and license fees consisting of $164,121 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and (c) $10,295 in license fees representing the earned portion of the license fees from our licensees.  This BIOGUARD® product was launched in late June 2009 and the royalty fees related to the sales of this product were $239,121 from June 2009 to the year ended June 30, 2010; and (c) $ 302,500, which represented the revenue earned from the small business innovation research program and the revenue earned from the joint development projects.

We grant BASF the exclusive and non-exclusive licenses to develop and market our Ilomastat product for the field of over-the-counter anti-aging (chronological aging or photoaging) cosmetics. Under the terms of this agreement, we and BASF share the net revenues in each contract calendar year beginning January 1, 2008 until December 31, 2010 in accordance with certain sharing percentages as defined in the agreement.  Both parties extended the BASF agreement until December 31, 2014.

Operating Loss. Operating loss for the year ended June 30, 2011 was $2,051,789 as compared to $2,084,969 in operating loss for the year ended June 30, 2010, representing a slight decrease of 2% or $33,180 in operating loss. The decrease in operating loss was primarily attributable to a slight increase in revenues of $45,635 coupled with a small increase in expenses of $12,455 for the fiscal year ended June 30, 2011.   The slight increase in expenses was primarily due to the following:  (a) a decrease in research and development expenses of $200,459 or 16%; (b) an increase of $152,704 or 10% in general and administrative expenses; (c) an increase of $61,904 or 24% in licensing and patent expenses; and  (d) a slight increase of $562 or 2% in cost of revenues, as described in more detail below.

Research and Development Expense.  Research and development expense decreased by $200,459 or 16% to $1,023,068 for the year ended June 30, 2011, from $1,223,527 for the year ended June 30, 2010.  The decrease in research and development expense is primarily attributable to a reduction in the remaining subcontractor expenses related to the SBIR phase II program, and lower stock-based compensation expenses than in prior year comparable period.

Index
General and Administrative Expense.  General and administrative expense increased by $152,704 or 10% to $1,652,570 for the year  ended June 30, 2011, from $1,499,866  for the year ended June 30, 2010.  This increase in our general and administrative expenses is mainly due to the implementation of our investor relations programs, financing expenses and larger royalty fees incurred by us offset by lower stock-based compensation expenses than in prior year.

Licensing and Patent Expense.  Licensing and patent expense increased by $61,904 or 24% to $323,440 for the year ended June 30, 2011 from $261,536 for the year ended June 30, 2010.  This increase was primarily due to higher consulting patent legal fees, annual annuity fees for our patents and patent applications and more annuity fees for more patent applications, inclusive of those in foreign jurisdictions, than those of prior comparable period.

Other Income.  In October 2010, we were awarded a grant of approximately $244,000 before the direct expenses related to the grant application, by the U.S. government under the Qualifying Therapeutic Discovery Project ("QTDP") program to advance the development of the NIMBUS technology for wound dressings and wound drains.  There was no similar income received in the prior period.

Interest Expense.  Interest expense on notes payable for the year ended June 30, 2011 increased $84,796 or 23% to $449,141 compared to $364,345 the year ended June 30, 2010.  The increase was due to  approximately $1,100,000 or 23% increase in the outstanding loan balance due to our largest shareholder, a major shareholder, and third parties to approximately $5,800,000, compared to approximately $4,700,000  outstanding balance for the comparable 2010 period.

In the year ended June 30, 2010, we had an approximately $1,100,000 non-cash charge to interest expense as a result of a beneficial conversion feature of  long-term convertible note payables with a related party, our largest shareholder, and third parties.  There was no non-cash charge to interest for the comparable period in 2011.

Net Loss.   Net loss for the year ended June 30, 2011 was $2,303,217 or $0.07 per share compared to $3,550,165 or $0.11 per share for the year ended June 30, 2010.   This decrease is primarily attributable to  the absence of approximately $1,100,000 non-cash charge to interest expense from a beneficial conversion feature of  long-term convertible note payables in 2011 and increases in revenue, other income, a reduction in research and development expenses,  offset by an increase in general and administrative expenses,  licensing and patent expenses, cost of sales, and in interest expense.

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2011 and 2010 as we have experienced recurring losses and negative cash flows from operations in these periods.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at June 30, 2011 was $949,367 as compared with $628,026 at June 30, 2010.    Subsequent to the year ended June 30, 2011, we have collected as of  September 14, 2011 approximately $305,000 of the outstanding receivable balance.

In August 2010, we entered into a Development and Option Agreement (the “Agreement”) with Biosara. The Agreement remains in effect until December 31, 2010 or until superseded by the earlier of a license agreement or another product development agreement.    The parties agree to perform in accordance with the terms as set forth in the statement of work including the initial and subsequent monthly development fees paid or to be paid to the Company.  We anticipate that the development fees are adequate to cover our expenses.  We received the payments for the entire contract amount in August 2011.   The parties are in the process of negotiating a license agreement pursuant to certain agreed licensing terms stipulated as outlined in an exhibit of the Agreement.

Index

In June 2009, our licensee, Derma Sciences, Inc. launched the commercial sale of BIOGUARD® an advance wound care product employing our NIMBUS technology.  From the launch date to June 30, 2011, our royalty fees related to this product were approximately $443,000, net of $75,000 of advance royalty fees.  In accordance with the terms of the license agreement, the first $75,000 royalty fees from Derma Sciences were offset against the advance payments we received in 2007, the subsequent royalty fees will be at 20% of the net sales, as defined in the license agreement.   During the year 2011, our licensee began selling BIOGUARD wound dressings to the acute care segment of the health care market through an exclusive distribution agreement with Medline Industries, the largest privately-held distributor of health care products.  In addition, we granted temporarily our licensee a small reduction in the royalty rates on certain cotton-based  BIOGUARD products for a six month period beginning from January 1 to June 30, 2011.  We are unable to determine how much, if any, of the royalty fee we will receive in the future at this time.  We expect minimal direct expenses in relation to this license agreement.

In May 2010, we entered into a service agreement with a division of a major consumer products company for a certain fee over a four months period or when the milestones are completed.  We anticipated the direct expenses related to this project of approximately $10,000 that would be covered by the fee arrangement. We have invoiced and collected payments for the first two milestones under the project to date.  We have invoiced the final invoice and received payment as the project was completed.

In April 2010, we and KCI USA, Inc. ("KCI") entered into a Development Agreement (the “Agreement”) for a certain fee over seven months period.  We anticipated the direct expenses related to this project of approximately $15,000 that would be covered by the fee arrangement. We have collected all payments under the project.

In September 2006, we received the SBIR Phase II grant, which included  the option of SBIR Phase I, totaling approximately $840,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses.  To date, we received approximately $840,000 and incurred approximately $282,000 in expenses to subcontractors and other direct expenses.

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

During the six months ended June 30, 2011, we raised approximately $1.5 million by ourselves through the issuance of approximately 5,400,000 shares of restricted common shares or $0.28 per share.

Based on our cash position at June 30, 2011, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $192,500 per month or an aggregate of approximately $2,310,000 over the next twelve (12) months, in the following areas:

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

•
Operating expenses of approximately $86,167 per month or an aggregate $1,034,000 over the next twelve (12) months, including business developments, regulatory fees, personnel costs, director and officer insurance, general liability insurance, investors relations, rent, consulting fees, utilities, legal and accounting fees, and travel.

Index

Our current cash balance of $949,367 as of  June 30, 2011, coupled with accounts receivable of  $305,320,  of  which approximately $305,000 have been subsequently collected after June 30, 2010,  will satisfy our cash requirements for approximately more than six (6) months assuming no further receipt of revenues from our licensees and additional debt or equity financing.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately more than six (6) months assuming no further receipts of revenues and additional debt or equity financing.

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

As of June 30, 2011, we have ten senior convertible notes payable outstanding to our largest shareholder totaling approximately $5,300,000 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a note payable with our largest shareholder of $238,817 including accrued interest with a maturity date of July 1, 2011 and an annual interest rate of 8%  and we are currently in discussion with our largest shareholder regarding the extension of the maturity date.  We also have a senior convertible note payable to a major stockholder with a balance $1,158,373 including accrued interest.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of  December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $250,000 with third parties.  These notes have an 8% interest rate per annum with a conversion prices ranging from $0.50 to $1.00 per share, a maturity date of June 30, 2014.   In addition, we have a promissory note payable with an officer totaling $107,155 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2013.

If we are unable to successfully repay our debt and or meet our current operating expenses, we may have to liquidate our business and undertake any or all the steps outlined below.

•	Significantly reduce, eliminate or curtail our business, operating and research and development activities so as to reduce operating costs;
•	Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors, including our largest shareholder;
•	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
•	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
•	File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
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

Index
At June 30, 2011, we had a net positive working capital of $166,941 that primarily consists of: (a) cash of $949,367; (b) accounts receivable of $305,320; (c) accounts payable of $615,392; (d) accrued expenses of $90,897; (e) unearned revenue of $124,640; (d) note payable with a related party of $238,817 including accrued interest; and (e) current portion of note payable to an officer of $18,000.  At June 30, 2011, we had a stockholders’ deficit of $6,452,072, a portion of which is due to non-cash share based compensation expense and non-cash charge to interest expense from the beneficial conversion feature of the convertible notes.

Cash used in operating activities was $1,145,601 for the year ended June 30, 2011. Net cash used in investing activities was $72,894.  Net cash provided by financing activities was $1,539,835, of which     $1,522,680 was from the sale of approximately 5,400,000 shares of our restricted common, the proceeds of $10,000 in cash from the exercise of stock options,  the $13,155 from a note payable to an officer, and the principal payment of $6,000 to a note payable of an officer.

 During the year ended June 30, 2010, we received (a) $1,015,000 from the  senior  convertible notes with our largest shareholder, (b) $678,000 was from a senior convertible note with a major shareholder, (c) $250,000 was from senior convertible notes with third parties, and (d) $42,450 from the exercise of stock options.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of June 30, 2011:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$6,844,865	$ -	$ 6,844,865	$ -	$ -
Operating lease obligations (b)	$40,850	$25,800	$ 15,050	$ -	$ -

(a)
The principal and accrued interest on the notes payable owed to the largest shareholder's Senior Convertible Notes, to third parties' convertible note payable, and to a major shareholder’s senior note payable as fully discussed in note 4 of the accompanying condensed footnotes to the   financial statements.

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

Index

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm 32
Financial Statements:
Balance Sheets as of June 30, 2011 and 2010	33
Statements of Operations for the years ended June 30, 2011 and 2010	34
Statement of Changes in Stockholders’ Equity for the years ended June 30, 2011	35
Statements of Cash Flows for the years ended June 30, 2011 and 2010	36
Notes to Condensed Financial Statements	37-49

Index

Report of Independent Registered Public Accounting Firm

Index

To the Board of Directors and Stockholders Quick-Med Technologies, Inc.

We have audited the accompanying balance sheets of Quick-Med Technologies, Inc. (the “Company”) as of June 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the years ended June 30, 2011 and 2010, and has a net capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
September 28, 2011

Index

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2011 AND 2010

ASSETS
	2011	2010

Current assets:
Cash and cash equivalents	$949,367	$628,026
Accounts receivable	305,320	336,077
Total current assets	1,254,687	964,103

Property and equipment, net	1,077	7,004

Other assets:
Prepaid expenses	8,030	9,657
Intangible asset, net	376,746	366,282
Total other assets	384,776	375,939
Total assets	$1,640,540	$1,347,046

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$615,393	$611,018
Unearned revenue	124,640	117,383
Accrued expenses	90,897	73,191
Note payable - related party	238,817	221,617
Convertible note payable - officer	-	109,474
Current maturity of note payable - officer	18,000	-
Total current liabilities	1,087,747	1,132,683

License payable	160,000	160,000
Long-term liability - note payable - officer	93,941	-
Long-term liability - convertible note payable	254,986	255,041
Long-term liability - convertible note payable - related party	1,158,373	1,074,133
Long-term liability - convertible note payable - related party	5,337,565	5,018,331
Total liabilities	8,092,612	7,640,188

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 37,246,154 and 31,357,297 shares issued
and outstanding at June 30, 2011 and 2010	3,725	3,136
Additional paid-in capital	15,420,363	13,576,122
Outstanding stock options	4,085,808	3,786,351
Accumulated deficit	(25,961,968)	(23,658,751)
Total stockholders' deficit	(6,452,072)	(6,293,142)
Total liabilities and stockholders' deficit	$1,640,540	$1,347,046

See accompanying notes to financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

Revenues
Product sales	$492,572	$517,027
Royalty and license fees	303,256	174,416
Research and development service	243,750	302,500
	1,039,578	993,943

Expenses:
Cost of sales	23,932	23,370
Research and development	1,023,068	1,223,527
General and administrative expenses	1,652,570	1,499,866
Licensing and patent expenses	323,440	261,536
Depreciation and amortization	68,357	70,613
Total operating expenses	3,091,367	3,078,912

Operating loss	(2,051,789)	(2,084,969)

Other income (expense):
Other income, net	195,583	-
Interest income	2,130	2,016
Interest expense:
Note payable	(449,141)	(364,345)
Convertible debt beneficial conversion feature	-	(1,102,867)
Total other expense	(251,428)	(1,465,196)

Loss before provision (benefit) for income taxes	(2,303,217)	(3,550,165)

Provision (benefit) for income taxes	-	-

Net loss	$(2,303,217)	$(3,550,165)

Net loss per share - basic and diluted	$(0.07)	$(0.11)

Weighted average common
shares outstanding - basic and diluted	32,951,263	31,260,738

See accompanying notes to financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2009	31,039,707	$ 3,104	$11,927,286	$ (20,108,586)	$ 3,213,987	$ (4,964,209)

Stock-based compensation	-	-	-	-	608,914	608,914
Stock issuance for services	107,590	11	74,989	-	-	75,000
Exercise of stock options	210,000	21	78,979	-	(36,550)	42,450
Debt forgiveness by shareholders	-	-	392,001	-	-	392,001
Convertible debt beneficial conversion feature	-	-	1,102,867	-	-	1,102,867
Net loss, July 1, 2009 to June 30, 2010	-	-	-	(3,550,165)	-	(3,550,165)

Balance, June 30, 2010	31,357,297	$ 3,136	$13,576,122	$ (23,658,751)	$ 3,786,351	$ (6,293,142)

Stock issuance for cash	5,438,143	543	1,522,137	-	-	1,522,680
Stock-based compensation	-	-	-	-	308,957	308,957
Stock issuance for services	400,714	41	123,909	-	-	123,950
Exercise of stock options	50,000	5	19,495	-	(9,500)	10,000
Debt forgiveness by shareholders	-	-	50,000	-	-	50,000
Reduction of conversion price on convertible debt	-	-	128,700	-	-	128,700
Net loss, July 1, 2010 to June 30, 2011	-	-	-	(2,303,217)	-	(2,303,217)

Balance, June 30, 2011	37,246,154	$ 3,725	$15,420,363	$ (25,961,968)	$ 4,085,808	$ (6,452,072)

See accompanying notes to financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(2,303,217	$(3,550,165)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	68,357	70,613
Stock granted for services	123,950	75,000
Stock-based compensation	308,957	608,914
Interest expense on convertible debt beneficial conversion	-	1,102,867
Issuance of indebteness for services	-	272,362
Reduction in conversion price on convertible debt	128,700	-
Contribution of services	50,000	-
(Increase) decrease in:
Accounts receivable	30,757	(317,515)
Prepaid expenses	1,627	50
Increase in:
Accounts payable	4,374	48,407
Accrued interest	415,931	286,509
Other current liabilities	24,963	25,155
Net cash used in operating activities	(1,145,601	(1,377,803)

Cash flows from investing activities:
Property and equipment	(540	(758)
Intangible assets	(72,354	(20,079)
Net cash used in investing activities	(72,894	(20,837)

Cash flows from financing activities:
Proceeds from stock issuance	1,522,680	-
Proceeds from exercise of stock options	10,000	42,450
Increase in notes payable	-	250,000
Increase in notes payable - related party	-	678,000
Increase in notes payable - officer	13,155	-
Decrease in notes payable - officer	(6,000	-
Increase in notes payable - director	-	1,015,000
Net cash provided by financing activities	1,539,835	1,985,450

Net increase in cash and cash equivalents	321,340	586,810
Cash and cash equivalents at beginning of period	628,026	41,216
Cash and cash equivalents at end of period	$949,366	$628,026

Supplementary Information:

Cash paid for:
Interest	$20,054	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Debt forgiveness by shareholders	$50,000	$392,001
Stock-based compensation	$432,907	$683,914
Interest expense on beneficial conversion	$-	$1,102,867

See accompanying notes to financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Founded in April 1997, Quick-Med Technologies Inc. (the ”Company”) is a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. The Company’s four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay Fresh® is a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDerm® is a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs; and (4) MultiStat, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional  market in June 2009.  The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been developed in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including consumer textile market.  NimbuDerm is also a technology currently being developed.  In each instance, the Company intends to form joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

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

Index

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of June 30, 2011 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended June 30, 2011 and 2010, 15,346,539 and 15,576,743  diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

Fair Value Measurements

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures,   which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This new accounting standard does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements.

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

The Company also adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Revenue Recognition

The Company’s revenues consist of the following sources: product sales, royalty and license fees, and research and development service.

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of June 30, 2011 and 2010, the Company’s cash levels did  exceed the federally insured limit by approximately $674,000 and $417,000, respectively.  Beginning December 31, 2010 through December 31, 2012, the Company's bank accounts are fully insured, regardless of the balance of the account at the FDIC-insured institutions as the noninterest-bearing transaction accounts as provided by the section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company’s accounts receivable balances as of June 30, 2011 were subsequently collected.

The credit risk of the accounts receivable is considered limited given the customers’ credit rating. There were no write-offs of uncollectible receivables during the year ended June 30, 2011.

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

Index

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2011 and 2010:

	2011	2010

Computer equipment	$26,675	$26,675
Equipment	32,942	32,403
Less: accumulated depreciation	(58,540)	(52,074)
Net property and equipment	$1,077	$7,004

Depreciation expense for the years ended June 30, 2011 and 2010 was $6,466 and $8,723, respectively.

NOTE 4 – INTANGIBLE ASSETS

License Agreement

The Company has a license agreement with two inventors (“Licensors”) for the worldwide rights to the MMP inhibitors and uses thereof.  The license agreement transfers to the Company the technology that is the subject of issued patents as well as pending patent applications, which were filed by the original inventors. The licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents or the license agreement. The U.S. patents expire beginning November 2007 through December 2019 and the international patents expire beginning on November 21, 2011 through December 8, 2019.  Accumulated amortization for the years ended June 30, 2011 and 2010 was $542,921 and $481,029, respectively.

The Company assesses whether its intangible assets are impaired as required by FASB ASC 360 Property, Plant and Equipment  based on an evaluation of undiscounted projected cash flows through the remaining useful lives. If impairment exists, the amount of such impairment is calculated as the estimated fair value of the assets.

Under the terms of the license agreement, the Company paid $200,000 and granted 160,000 shares of common stock valued at $0.05 per share and granted 160,000 stock options.  The stock options are valued at the estimated minimum value in accordance with FASB  ASC 718, Compensation - Stock Compensation of $8,000.   In order to maintain the Company’s exclusive rights to the licenses, the agreements require total payments of $260,000 if certain milestones regarding the proof-of-concept and development of a prototype are reached.

If a milestone on the “Civilian Chemical Burn” and “Other topical Medical Uses” categories is not met by the third anniversary of the agreement, the licenses granted within these categories become nonexclusive. The Company elected not to pay each inventor $25,000 per year until all such milestones are met.  At June 30, 2011 and 2010, the balance due under the license agreement is $160,000.

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

Index

NOTE 4 – INTANGIBLE ASSETS, continued

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

During the fiscal years 2011 and 2010, the Company filed a number of US and international patent applications for its NIMBUS,  Stay Fresh , and NimbuDerm  technologies and applied for certain trademarks. As of June 30, 2011 and 2010, the total capitalized costs for the patent applications and trademarks were $271,544 and $199,188, respectively.

	June 30, 2011		June 30, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets

License agreement	$648,123	$(542,921	$648,123	$(481,029)
Patents in process	271,544	-	199,188	-
Total	$919,667	$(542,921	$847,311	$(481,029)

Amortization of patents in process commences when the patents are issued.

	June 30, 2011		June 30, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Aggregate Amortization Expense

For the years ended	$61,890	$542,921	$61,890	$481,029

Estimated Amortization Expense	Amount

For the year ended June 30, 2012	$61,890
For the year ended June 30, 2013	$43,314
For the year ended June 30, 2014	$-
For the year ended June 30, 2015	$-
For the year ended June 30, 2016	$-

Index

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal 2011

In December 2010, the Company issued 25,000 shares of restricted common stock for payment of consulting services.  The amount charged to operations was $18,750, the value of the shares on the date issued.

In December 2010, the Company issued 50,000 shares of common stock for an aggregate exercise price of $10,000 or $0.20 per share resulting from the exercise of stock options.

During the period from January to June 2011, the Company issued 5,438,143 shares of restricted common stock for an aggregate price of approximately $1,522,000 or $0.28 per share.

In June 2011, the Company issued 375,714 shares of restricted common stock for payment of consulting services of approximately $105,000, which was charged to operations.

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

NOTE 6 - COMMITMENTS

The Company leases a laboratory facility in Gainesville, Florida. The lease expires in February 1, 2013. Rent expense for the years ended June 30, 2011 and 2010 was approximately $26,367 and $25,680, respectively.

The following is a schedule of minimum future payments on the operating lease as of June 30, 2011:

For The Years Ending June 30,

2012	25,800
2013	15,050
Thereafter	-
Total	$40,850

Index

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

On November 17, 2009, the Board of Directors (the "Board') granted 681,785 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2009. In addition, the Board granted 248,564 warrants payments to consultants for payments of their services and incentive performance awards.  Of 681,785 stock options grant, approximately 115,428 were awarded to the board members for their services and were vested on the date of grant. Of 248,564 warrants issued, 99,977 warrants were vested immediately on the grant date. The remainder 566,357 stock options and 148,587 warrants were vested one-third immediately, one-third were vested on November 17, 2010 and the remaining one-third will be vested on November 17, 2011, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.   The exercise price of those stock options and warrants is $0.77 per share.  The weighted average grant date fair value of options and warrants was $0.48 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.  During the year ended June 30, 2010, 23,631 options were forfeited.

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

On December 20, 2006, the Company issued 790,770 stock options to board members, management, employees, and consultants for their services.  These options have an exercise price of $1.05 per share. The stock options were vested one-third immediately, one-third were vested on December 20, 2007 and the remaining one-third were vested on December 20, 2008, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The weighted average grant date fair value of options was $0.69 per share based on the Black-Scholes option-pricing model.  The options expire five years from the date of grant.  During the year ended June 30, 2010, 15,000 options were forfeited.

On September 9, 2005, the Board granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005, and all shares were immediately vested.  In addition, the Board granted 710,000 stock options and 175,000 warrants to the employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005.  The stock options and warrants were vested one-third immediately, one-third was vested on July 1, 2006 and the remaining one-third was vested on July 1, 2007.  The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.72 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant. During the year ended June 30, 2011, 545,000 stock options were expired.

During the year ended June 30, 2011, 50,000 stock options were exercised for the aggregate price of approximately $10,000 or $0.20 per share under the October 27, 2008 stock options agreement.

Index

NOTE 7 – STOCK OPTIONS AND WARRANTS, continued

During the year ended June 30, 2010, 145,000 options were exercised at $0.17 per share or an aggregate price of approximately $24,650 under the July 2004 stock options agreement.  In addition, 55,000 options were exercised at $0.20 per share or an aggregate price of approximately $11,000 under the October 27, 2008 stock options agreement, and 10,000 options were exercised at $0.68 per share or an aggregate price of $6,800.

The weighted average grant date fair value of options and warrants granted during the fiscal year ended June 30, 2010 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions used; risk-free interest rate of 3%; dividend yield of 0%; expected volatility of 91%; and estimated life of 5 years. Expected volatility is based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

A summary of options for the years ended June 30, 2011 and 2010 is shown below:

	June 30, 2011		June 30, 2010
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	5,389,270	$0.55	4,966,116	$0.53
Granted	-	-	681,785	0.77
Exercised	(50,000	0.20	(210,000	0.20
Forfeited	-	-	(38,631	0.88
Expired	(545,000	0.80	(10,000	0.17
Outstanding at end of period	4,794,270	$0.57	5,389,270	$0.55
Exercisable at end of period	4,723,475		4,429,337
Available for issuance at end of period	666,318		121,318

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the years ended June 30, 2011 and 2010:

	June 30, 2011		June 30, 2010
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	1,228,803	$0.40	980,239	$0.31
Granted	-	-	248,564	0.77
Exercised	-	-	-	-
Expired	(253,883	0.83	-	-
Outstanding at end of period	974,920	$0.47	1,228,803	$0.40
Exercisable at end of period	956,347		1,109,034

Index

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

The Company adopted the provisions of ASC 740: Income Taxes.  The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  As of June 30, 2011 and 2010, the Company has no liabilities for uncertain tax positions.  The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.  In general, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2007.

The (provision) benefit for income taxes consists of the following:

	2011	2010
Current	$-	$-
Deferred	-	-
	$-	$-

Deferred tax assets for June 30, 2011 and 2010 consist of the following:

	2011	2010
Deferred tax asset:
Depreciation and amortization	$955	$7,986
Stock based compensation	3,129,731	3,115,411
Net operating loss carry forward	5,288,882	4,866,996
Interest accrual	180,056	11,044
Research tax credit	7,203	7,203
Less: valuation allowance	(8,606,827	(8,008,640)
Deferred tax asset	$-	$-

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended June 30, 2011 and 2010 is as follows:

	2011	2010

Federal income tax at statutory rate of 34%	$(630,135	$(698,690)
State tax, net of federal benefit	(67,276	(74,596)
Other	99,224	-
Valuation allowance	598,187	773,286
	$-	$-

As of June 30, 2011, the Company had a net operating loss carry forward of approximately $14,055,000 which will begin to expire in 2017.

Index

NOTE 9 – NOTES PAYABLE

Short-Term Note

		Interest	Conversion
Related Party	Maturity	Rate	Price	June 30, 2011	June 30, 2010
Note Payable	2011	8%	N/A	$215,000	215,000
Accrued interest				23,817	6,617
Total				$238,817	$221,617

Long-Term Note

		Interest	Conversion
Related Party	Maturity	Rate	Price	June 30, 2011	June 30, 2010
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$1,053,000
Accrued interest				105,373	21,133
Total				$1,158,373	$1,074,133

Others
Senior Convertible Note	2014	8%	$0.50	150,000	150,000
Senior Convertible Note	2014	8%	$0.50	56,000	56,000
Senior Convertible Note	2014	8%	$1.00	44,000	44,000
Accrued interest				4,986	5,041
Total				$254,986	$255,041

Officer
Note Payable	2013	8%	N/A	$107,156	$100,000
Accrued interest				4,785	9,474
Total				111,941	109,474
Less current portion				18,000	-
Total				$93,941	$109,474

On March 31, 2010, the Company issued a senior convertible promissory note to a major shareholder for the principal amount of $1,053,000, which consisted of $600,164 in cash, $375,000 principal balance of a prior senior convertible note together with unpaid accrued interest thereon of $77,836.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 Note 3 to the largest shareholder ("Shareholder") and the senior convertible notes totaling $250,000 as described below.  This note has an annual interest rate of 8%, a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $859,950 as an interest expense as a result of the beneficial conversion feature.

On March 31, 2010, the Company issued two senior convertible promissory notes totaling $250,000 to third parties.  These senior convertible notes are secured by the Company’s revenues and assets with the same priority as the 2009 Note 3 to the Shareholder and the senior convertible note to a major shareholder. These notes have an annual interest rate of 8% with a maturity date of June 30, 2014.  These notes have the convertible price of $1.00 per share of common stock.  The Company has recorded approximately $22,500 as an interest expense as a result of the beneficial conversion feature.  During the year ended June 30, 2011, the conversion price of the $150,000 senior convertible promissory note was reduced to $0.50 per share of common stock as part of the arrangement of the additional investment in the Company's restricted common stock by the note holder. In addition, the conversion price on a $56,000 portion of the $100,000 senior convertible promissory note was also reduced to $0.50 per share of common stock as a result of the additional investment in the Company's restricted common stock.

On December 16, 2010, the Company issued a promissory note to an officer for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has  an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of June 30, 2011, the Company paid an aggregate principal amount of $6,000 to the officer. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

Index
NOTE 9 – NOTES PAYABLE, continued
		Interest	Conversion
	Maturity	Rate	Price	June 30, 2011	June 30, 2010
Related Party
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	50,000
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	45,000
2009 Senior Convertible Note 3	2013	8%	$0.50	135,000	135,000
2009 Senior Convertible Note 3	2013	8%	$0.60	465,000	465,000
Accrued interest				1,029,985	710,751
Total				$5,337,565	$5,018,331

Total long term note payable				$6,844,865	$6,456,979

Total debt				$7,101,682	$6,678,596

Index
NOTE 9 – NOTES PAYABLE, continued

Effective March 15, 2010, the Company issued a $215,000 promissory note payable to the largest shareholder.  The Company received the borrowings (the "Advances") in a series of $50,000 on January 29, February 12 and March 15, 2010, $34,000 on January 13, 2010, $11,000 on January 14, 2010, and $20,000 on February 26, 2010 totaling $215,000. This note is secured by the Company’s revenues and assets.  In addition, the note has a 8% interest rate per annum and has a maturity date of March 12, 2011, which was extended to October 31, 2011.

In November 2009, the Company finalized and issued a $600,000 2009 senior convertible note payable (“2009 Note 3”) to the Shareholder.  The Company received the borrowings (the "Advances") in a series of $45,000 on September 8, 2009, $25,000 on September 11, 2009, $125,000 on September 23, 2009, $100,000 on October 14, 2009, $50,000 on October 28, 2009, $175,000 on November 12, 2009,   $50,000 on December 14, 2009, and $30,000 on February 26, 2010 totaling $600,000.   This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below with a 8% annual interest rate and has a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $215,500 as an interest expense to date for the Advances received as a result of the beneficial conversion feature.  As part of the terms of this note, the maturity dates of all other outstanding senior convertible notes owed to the Shareholder are extended to December 31, 2013.  During the year ended June 30, 2011, the conversion price on a $135,000 portion of the 2009 Note 3 was also reduced to $0.50 per share of common stock as a result of the additional investment in the Company's restricted common stock.

Effective May 12, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 2”) to the Shareholder to combine the borrowings (the “Advances”) in a series of $35,000 each from May 12, 2009 through August 12, 2009, $50,000 and $45,000 on August 14 and 27, 2009, respectively totaling $375,000.  As of June 30, 2009, the Company received $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 26, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 1”) to the Shareholder to combine the borrowings (the “Advances”) in a series of $35,000 each from February 26, 2009 through April 30, 2009 totaling $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective September 15, 2008, the Company issued a 2008 senior convertible note payable (“Note 3”) to the Shareholder to combine the borrowings (the “Advances”) in a series of $50,000 each from September 15, 2008 through October 15, 2008 totaling $150,000. This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective May 17, 2008, the Company issued a 2008 senior convertible note payable (“Note 2”) to the Shareholder to combine the borrowings (the “Advances”) ranging from $50,000 to $135,000 each from May 17, 2008 through August 28, 2008 totaling $485,000.  This Note 2 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This Note 2 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable (“Note 1”) to the Shareholder to combine the borrowings (the “Advances”) ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008 totaling $370,000.  This Note 1 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This Note 1 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to the Shareholder to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008 totaling $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

In June 2007, the Company issued two other 2007 senior convertible note payables to the Shareholder and a major stockholder for $375,000 each.  These two senior convertible note payables are secured by the Company’s revenues and assets.  The Company may prepay the principal and interest upon meeting certain cash flow requirements and the approval of the board.  As described above, on March 31, 2010, the $375,000 senior convertible note to a major shareholder together with the unpaid accrued interest thereon was combined as part of the new senior convertible note of $1,053,000 principal balance and new terms including a new maturity date of December 31, 2013.

In addition, the Company combined its other outstanding note payables to the Shareholder totaling $208,955 into a single note with the same annual interest rate and extended the maturity date to 2010.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes.  Further, the 2003 senior convertible note maturity date was extended until July 13, 2010.  The maturity date is further extended to December 31, 2013.

In September 2003, the Company negotiated a successor agreement with the Shareholder regarding the line of credit, which became a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004.  The convertible note is secured by the assets and revenues of the Company, which has the same priority as other senior convertible note payables.   The note plus accrued interest will be convertible at a conversion rate of $0.38 per share.  The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share.  During the year ended June 30, 2006, the maturity date of the note was extended until October 1, 2007. In January 2007, the Shareholder agreed to extend the maturity date of the note until April 1, 2008.  In June 2007, the maturity date of this note was extended to July 2010. The maturity date is further extended to December 31, 2013.

At June 30, 2011, the Company accrued interests of $1,029,985 and $23,817, $105,373, $4,986, and  $4,785 on the convertible notes and the note payable with the largest shareholder, the convertible note with a related party, the convertible notes with third parties, and the note payable to the officer, respectively.

Index

NOTE 10  – FAIR VALUE MEASUREMENTS

The Company adopted  ASC 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. FASB ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of  June 30, 2011

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$925,017	$925,017	-	-
Total financial assets	$925,017	$925,017	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$6,750,924	-	-	$6,394,677
Total financial liabilities	$6,750,924	-	-	$6,394,677

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

NOTE 11  – RELATED PARTY TRANSACTIONS

As fully described in Note 9, the Company has several senior convertible note payables with the largest shareholder, a major stockholder, third parties and a promissory note with an officer during the periods ended June 30, 2011 and 2010.

In addition, the Company has a consulting agreement with a director to provide services on scientific matters at a monthly fee of $2,500.  At June 30, 2011, the Company has an outstanding balance of $30,000 owed to a director and it is included in accounts payable.  As in the past, the Company plans to pay the outstanding balance with an equity arrangement.

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Exchange Act, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2011, our CEO and CFO believe that:

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

Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated
Framework.  Based on our assessment, management concluded that, as of June 30, 2011, the Company’s internal controls over financial reporting were effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions held for our directors, executive officers and significant employees.

Name	Age	Position
J Ladd Greeno	62	Chairman of the Board and Chief Executive Officer
George E. Friel	69	Director
Gerald M. Olderman	78	Vice President, Research & Development and Commercialization, and Director
Gregory S. Schultz	61	Director
Nam H. Nguyen	54	Chief Financial Officer

Mr. Greeno has served as Chairman of the Board since August 2011, as our Chief Executive Officer since August 2007, and as our Director since September 2007. From 2003 to 2006, Mr. Greeno was President and Chief Executive Officer of Agion Technologies, a leading provider of ionic silver antimicrobials. Before joining Agion, Mr. Greeno held a number of senior management positions at the global management and technology consulting firm, Arthur D. Little, Inc., (ADL) including Chief Operating Officer and senior vice president in charge of the firm’s North American Management Consulting business.  Mr. Greeno began his consulting career in ADL’s Strategy & Organization practice and then moved into leadership roles successfully building ADL’s worldwide Environmental, Health, and Safety Consulting business. Mr. Greeno received an M.B.A. from Harvard Business School and a B.B.A from the University of Oklahoma.

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

Mr. Nguyen has been our Chief Financial Officer since August 2004.  Since January 2003, he has provided accounting services through his professional firm. From November 2003 until July 2004, Mr. Nguyen served as acting Secretary. Mr. Nguyen is currently president of his accounting firm, Nam H. Nguyen, CPA, P.A.  In August 2010, Mr. Nguyen was appointed as an advisory member of Palm Beach  County Internal Audit Committee.  Mr. Nguyen was a Manager of Financial Controls of W. R. Grace & Co., responsible for its risk-based global audit plan for its worldwide operations.  He was Vice President of Financial Reporting of John Alden Financial Corporation with responsibilities for the SEC filings and state insurance filings in the United States. A certified public accountant, who has worked for PriceWaterhouse, as a senior manager, Mr. Nguyen specialized in the insurance and health care business in both the United States and Europe.  Mr. Nguyen is also a Certified Internal Auditor.

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

Index

Committees of the Board of Directors

Executive Committee.  Our Executive Committee is composed of J. Ladd Greeno, our Chairman of the Board, Director George E. Friel.  This committee’s chairman is J. Ladd Greeno.  This committee acts for our Board of Directors when a meeting of the full board is not practical.

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

Audit Committee.  The Audit Committee is composed of George E. Friel and Gregory S. Schultz, is chaired by George E. Friel.  This committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices.  Among other functions, the committee retains our independent registered public accountants.

Licensing Committee.  The Licensing Committee is composed of J. Ladd Greeno and Gregory S. Schultz, and is chaired by J. Ladd Greeno.  This committee has general responsibility for the review of the licensing terms and agreements with our business partners and to recommend them to the Board of Directors for approval as appropriate.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under United States securities laws, our directors, executive officers and any persons holding more than 10% of our issued and outstanding common stock are required to report their ownership of common stock (or securities convertible into common stock) to the Securities and Exchange Commission.  Due dates for these reports have been set by the Commission and we are required to report any failure to file by those deadlines.  To our knowledge, based solely on a review of the copies of such reports furnished to us by those persons and on representations from those persons that no other reports were required, all reports were timely filed as required under Section 16(a) of the Securities Exchange Act of 1934 by all such persons during the fiscal year ended June 30, 2011.

Diversity

While the Company does not have a policy regarding diversity of its board members, diversity is one of a number of factors that is typically taken into account in identifying board nominees.  We believe that we have a very diverse board of directors  in terms of previous business experience and educational and personal background of the members of our board.

Index

ITEM 11.                      EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during our last two fiscal years by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer, (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Summary Compensation Table

Name and principal position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(1)	Option Awards($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
J. Ladd Greeno, Chief Executive Officer	2011	$218,750	—	—	$203,751	—	—		$422,501
	2010	$125,000	—	—	$233,252	—	—		$358,252
Gerard M. Olderman, Vice President of R & D and Commercialization	2011	131,250	—	—	17,462	—	—		148,712
	2010	75,000	—	—	41,917	—	—		116,917
Nam H. Nguyen, Chief Financial Officer	2011	140,625	—	—	19,120	—	—		159,745
	2010	79,063	—	5,000	48,016	—	—		132,079

(1) Reflects dollar amount expensed by us during applicable fiscal years for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time in service based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. See the assumptions made in the valuation of the stock options in the footnotes of our financial statements included herein and incorporated by reference.  During the year ended June 30, 2011, we recognized $203,751 in share-based compensation for the stock options vested during the fiscal year 2011.  During the year ended June 30, 2010, Mr. Greeno was granted 200,000 stock options, which were vested one-third at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $233,252  in share-based compensation expense for the fiscal year ended June 30, 2010.     During the year ended June 30, 2011, we recognized $17,462 in share-based compensation for the stock options vested during the fiscal year 2011.  During the year ended June 30, 2010, Mr. Olderman was granted 90,000 stock options, which were vested one-third at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $41,917 in share-based compensation expense for the fiscal year ended June 30, 2010.  During the year ended June 30, 2011, we recognized $19,120 in share-based compensation for the stock options vested during the fiscal year 2011.    During the year ended June 30, 2010, Mr. Nguyen was granted 121,765 warrants, of which 18,178 warrants were vested immediately, and the remainder 103,587, one-third was vested at the grant date and one-third to be vested at every twelve months thereafter.  We recognized $48,016 in share-based compensation expense for the fiscal year ended June 30, 2010.  During the fiscal year ended June 30, 2010, Mr. Nguyen received $5,000 in restricted stock as part of the payment for the services rendered.

(2) The officers waived their unpaid salaries and fee for the fiscal year ended June 30, 2010 and 2009.  As described further below, Mr. Nguyen has a consulting agreement with us since August 2004, as Chief Financial Officer. He also serves as the acting Secretary since February 2008.

Index

Grants of Plan-Based Awards

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended June 30, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

J. Ladd Greeno Chief Executive Officer	484,056	(1)	0	0	0.75	08/06/2013	0	0	0	0
	1,452,167	(2)	0	0	0.74	09/25/2013
	125,000	(3)	0	0	0.20	10/27/2013
	175,002	(7)	24,998	24,998	0.77	11/17/2014
Gerard M. Olderman	145,000	(3)	0	0	0.20	10/27/2013	0	0	0	0
Vice President	105,000	(4)	0	0	0.42	04/18/2013
R&D and Commercialization	75,385	(5)	0	0	1.05	12/19/2011
	78,750	(7)	11,250	11,250	0.77	11/17/2014
Nam H. Nguyen, Chief Financial Officer	125,000	(6)	0	0	0.20	10/27/2013	0	0	0	0
	50,000	(4)	0	0	0.42	04/18/2013
	20,000	(5)	0	0	1.05	12/19/2011
	108,815	(8)	12,950	12,950	0.77	11/17/2014

(1)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and were vested on the date of grant.
(2)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and are vested as follows one-sixteenth (1/16) every three month beginning on June 17, 2007.
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

(7)
These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of November 17, 2009; one-third vested at November 17, 2010; and the remaining vested at November 17, 2011.

(8)
These stock warrants were granted with 18,178 warrants  vested at the grant date of November 17, 2009, and the remainder 103,587,  one-third was vested at the grant date;  one-third vested at November 17, 2010; and the remaining vested at November 17, 2011.

Index

 Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended June 30, 2011.

DIRECTOR COMPENSATION

					Non-
	Fees Earned				Equity Incentive	Nonqualified
	or Paid in	Stock	Option		Plan Compen-	Deferred Compensation	All Other
	Cash	Awards	Awards		sation	Earnings	Compensation	Total
Name	($)	($)(1)	($)(1)		($)	($)	($)(4)	($)

George Friel	0	0	2,022	(2)	0	0	0	2,022
Gregory Schultz	0	0	7,078	(3)	0	0	30,000	37,078

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

(2)	At fiscal year ended June 30, 2011, Mr. Friel had a total of 293,131 stock options outstanding.
(3)	At fiscal year ended June 30, 2011, Mr. Schultz l had a total of 748,237 stock options and warrants outstanding.
(4)
Effective January 2007, we have a consulting agreement with Mr. Schultz for his scientific advisory services with a monthly fee of $2,500.  For the fiscal year ended June 30, 2011, we owe Mr. Schultz  $30,000 in consulting fees.

Index

Employment Contracts and Termination of Employment and Change in Control Arrangements

J. Ladd Greeno

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

We pay Mr. Greeno a base salary of $250,000 per year (the “Base Salary”), subject to review by the Board on an annual basis and subject to increase in the Registrant’s discretion.  Mr. Greeno was eligible to receive an annual bonus (the “Annual Bonus”) of up to fifty percent (50%) of the Base Salary upon the achievement of performance objectives that were reasonably determined by the Board or the Board’s Compensation Committee in consultation with Mr. Greeno within forty-five (45) days after the Effective Date, and is eligible for an Annual Bonus annually thereafter.  Mr. Greeno is also eligible to receive awards of stock options, restricted stock or other equity awards pursuant to any plans or arrangements we may have in effect from time to time.

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

Gerald M. Olderman

On January 1, 2011, we renewed an employment agreement with Gerald Olderman, Vice President of R & D and Commercialization. Mr. Olderman has an annual salary of $150,000 per year, subject to adjustment by the Compensation Committee of the Board of Directors (“Board”) based on new revenue streams and increases in our shareholder value.  Mr. Olderman is entitled to 4 weeks of paid vacation. The Board of Directors may not approve any change of control unless the acquiring corporation assumes responsibility for this Agreement and all payments due hereunder. In addition, all options, warrants and common stock under this Agreement shall become immediately vested upon such change of control.  The agreement has a term of one year and shall automatically renew unless the Board of Directors acts to terminate the Agreement. Mr. Olderman may terminate this agreement by giving us one month’s notice.  We may terminate the Agreement without just cause provided that it pays Mr. Olderman a settlement payment of three (3) months of monthly compensation plus immediate vesting of all stock options previously granted.  Mr. Olderman will be deemed to be terminated without just cause if we unilaterally change his leve of responsibility and compensation or if we appoint any individual other than Mr. Olderman to the position of Vice President of R & D and Commercialization.  Mr. Olderman agrees to make reasonable efforts to assist us during a mutually agreed transition period up to six (6) months in transferring  his responsibilities to a replacement hired by the company and that he will devote proper time and attention to the transition.  Mr. Olderman agrees to tender his resignation and release us from all obligations to pay any further amounts in consideration of the settlement payment. We are entitled to terminate the agreement and Mr. Olderman’s employment for just cause without any notice.

Nam H. Nguyen

In January 2004, we entered into a formal consulting agreement with Nam H. Nguyen to serve as a consulting accounting advisor.  In August 2004, Mr. Nguyen was appointed as our Chief Financial Officer under the same agreement.  Mr. Nguyen also currently serves as an acting Corporate Secretary.  Mr. Nguyen's monthly consulting fee is $12,500 as approved by the Board of Directors.  The Compensation Committee may recommend  share-based award at its own discretion to the Board of Directors.

Index

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of June 30, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement, which could result in a change in our control.

The following table assumes, based on our stock records, that there are 37,246,154  shares issued and outstanding as of June 30, 2011.

The following table sets forth the ownership of our common stock by:

▪	Each stockholder known by us to own beneficially more than 5% of our common stock;
▪	Each executive officer;
▪	Each director or nominee to become a director; and
▪	All directors and executive officers as a group.

Name and Address of Beneficial Owner(A)	Shares Beneficially Owned
	Number	Percent
Michael R. Granito	23,022,968 (1)	39.7%
Phronesis Partners, L.P.	8,596,415 (2)	14.8%
David S. Lerner, Founder	3,607,695 (3)	6.2%
J. Ladd Greeno, Chairman and Chief Executive Officer	2,280,668 (4)	3.9%
George E. Friel, Director	831,375 (5)	1.4%
Gerald M. Olderman, Director and Vice President	968,849 (6)	1.7%
Gregory S. Schultz, Director	1,640,346 (7)	2.8%
Nam H. Nguyen, Chief Financial Officer	1,127,063 (8)	2.1%

All Quick-Med Directors and Officers as a Group (5 persons)	6,848,301	11.8%

NOTES: (A) The address for each of the above unless otherwise indicated is c/o Quick-Med Technologies, Inc., 902 NW 4 Street, Gainesville, Florida 32601.

Index

 (1) Includes 161,260 shares issuable upon the exercise of options exercisable and 12,598,513 shares    issuable upon conversion of the convertible debts within 60 days.   Mr. Granito's address is 1001 Shady Avenue, Pittsburgh, PA 15232.

 (2) Includes 1,930,622 shares issuable upon conversion of a convertible debt within 60 days.  Phronesis Partners, L. P., Delaware Limited Partnership, is a hedge fund and has sole voting and  sole dispositive power over 6,665,793 shares. Mr. James Wiggins is  the natural person with sole voting and dispositive power with respect to the shares.  The address for Phronesis Partners, L.P. is 130 East Chestnut  Street, Suite 403, Columbus, OH 43215.

(3) Includes 0 shares issuable upon the exercise of options exercisable within 60 days. Mr. Lerner 's address is 79 Via Ponciana Lane, Boca Raton, FL 33487.

    (4) Includes 2,180,668 shares issuable upon the exercise of options exercisable within 60 days.

    (5) Includes 297,018 shares issuable upon the exercise of options exercisable within 60 days.

(6) Includes 404,135 shares issuable upon the exercise of options exercisable within 60 days.

(7) Includes 761,846 shares issuable upon the exercise of options and warrants exercisable within 60  days.

(8) Includes 303,817 shares issuable upon the exercise of options and warrants exercisable within 60 day.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR  INDEPENDENCE

On March 31, 2010, the Company issued a senior convertible promissory note to a major shareholder for the principal amount of $1,053,000, which consisted of $600,164 in cash, $375,000 principal balance of a prior senior convertible note together with unpaid accrued interest thereon of $77,836.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 Note 3 (as defined below) issued  to Michael R. Granito, our former Chairman and the current largest shareholder ("Shareholder") and the senior convertible notes totaling $250,000 as described below.  This note has an annual interest rate of 8%, a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $859,950 as an interest expense as a result of the beneficial conversion feature.

On March 31, 2010, the Company issued two senior convertible promissory notes totaling $250,000 to third parties.  These senior convertible notes are secured by the Company’s revenues and assets with the same priority as the 2009 Note 3 to the Shareholder and the senior convertible note to a major shareholder. These notes have an annual interest rate of 8% with a maturity date of June 30, 2014.  These notes have the convertible price of $1.00 per share of common stock.  The Company has recorded approximately $22,500 as an interest expense as a result of the beneficial conversion feature.  During the year ended June 30, 2011, the conversion price of the $150,000 senior convertible promissory note was reduced to $0.50 per share of common stock as part of the arrangement of the additional investment in the Company's restricted common stock by the note holder. In addition, the conversion price on a $56,000 portion of the $100,000 senior convertible promissory note was also reduced to $0.50 per share of common stock as a result of the additional investment in the Company's restricted common stock.

On December 16, 2010, the Company issued a promissory note to Mr. Gerald Olderman,  an officer of the Company,  for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has  an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of June 30, 2011, the Company paid an aggregate principal amount of $6,000 to the officer. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

Effective March 15, 2010, the Company issued a $215,000 promissory note payable to the Shareholder.  The Company received the borrowings in a series of $50,000 on January 29, February 12 and March 15, 2010, $34,000 on January 13, 2010, $11,000 on January 14, 2010, and $20,000 on February 26, 2010 totaling $215,000. This note is secured by the Company’s revenues and assets.  In addition, the note has a 8% interest rate per annum and has a maturity date of March 12, 2011, which was extended to October 31, 2011.

In November 2009, the Company finalized and issued a $600,000 2009 senior convertible note payable (“2009 Note 3”) to the Shareholder.  The Company received the borrowings in a series of $45,000 on September 8, 2009, $25,000 on September 11, 2009, $125,000 on September 23, 2009, $100,000 on October 14, 2009, $50,000 on October 28, 2009, $175,000 on November 12, 2009,   $50,000 on December 14, 2009, and $30,000 on February 26, 2010 totaling $600,000.   This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below with a 8% annual interest rate and has a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $215,500 as an interest expense to date for the Advances received as a result of the beneficial conversion feature.  As part of the terms of this note, the maturity dates of all other outstanding senior convertible notes owed to the Shareholder are extended to December 31, 2013.  During the year ended June 30, 2011, the conversion price on a $135,000 portion of the 2009 Note 3 was also reduced to $0.50 per share of common stock as a result of the additional investment in the Company's restricted common stock.

Index

Effective May 12, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 2”) to the Shareholder to combine the borrowings (the “Advances”) in a series of $35,000 each from May 12, 2009 through August 12, 2009, $50,000 and $45,000 on August 14 and 27, 2009, respectively totaling $375,000.  As of June 30, 2009, the Company received $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 26, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 1”) to the Shareholder to combine the borrowings (the “Advances”) in a series of $35,000 each from February 26, 2009 through April 30, 2009 totaling $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective September 15, 2008, the Company issued a 2008 senior convertible note payable (“Note 3”) to the Shareholder to combine the borrowings (the “Advances”) in a series of $50,000 each from September 15, 2008 through October 15, 2008 totaling $150,000. This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective May 17, 2008, the Company issued a 2008 senior convertible note payable (“Note 2”) to the Shareholder to combine the borrowings (the “Advances”) ranging from $50,000 to $135,000 each from May 17, 2008 through August 28, 2008 totaling $485,000.  This Note 2 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This Note 2 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable (“Note 1”) to the Shareholder to combine the borrowings (the “Advances”) ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008 totaling $370,000.  This Note 1 is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This Note 1 has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to the Shareholder to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008 totaling $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

In June 2007, the Company issued two other 2007 senior convertible note payables to the Shareholder and a major stockholder for $375,000 each.  These two senior convertible note payables are secured by the Company’s revenues and assets.  The Company may prepay the principal and interest upon meeting certain cash flow requirements and the approval of the board.  As described above, on March 31, 2010, the $375,000 senior convertible note to a major shareholder together with the unpaid accrued interest thereon was combined as part of the new senior convertible note of $1,053,000 principal balance and new terms including a new maturity date of December 31, 2013.

In addition, the Company combined its other outstanding note payables to the Shareholder totaling $208,955 into a single note with the same annual interest rate and extended the maturity date to 2010.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes.  Further, the 2003 senior convertible note maturity date was extended until July 13, 2010.  The maturity date is further extended to December 31, 2013.

In September 2003, the Company negotiated a successor agreement with the Shareholder regarding the line of credit, which became a single convertible note for up to $1,500,000 excluding accrued interest, at an interest rate of 6% and due July 1, 2004.  The convertible note is secured by the assets and revenues of the Company, which has the same priority as other senior convertible note payables.   The note plus accrued interest will be convertible at a conversion rate of $0.38 per share.  The conversion rate was determined as 15% above the average share price over the prior 20 trading days ($0.33 per share). The note has an anti-dilution provision in the event that the Company sells stock to other investors at less than $0.20 per share.  During the year ended June 30, 2006, the maturity date of the note was extended until  October 1, 2007. In January 2007, the Shareholder agreed to extend the maturity date of the note until April 1, 2008.  In June 2007, the maturity date of this note was extended to July 2010. The maturity date is further extended to December 31, 2013.

In addition, the Company has a consulting agreement with a director to provide services on scientific matters at a monthly fee of $2,500.  At June 30, 2011, the Company has an outstanding balance of $30,000 owed to a director and it is included in accounts payable.  As in the past, the Company plans to pay the outstanding balance with an equity arrangement.

At June 30, 2011, the Company accrued interests of $1,029,985 and $23,817, $105,373, $4,986, and  $4,785 on the convertible notes and the note payable with the  Shareholder, the convertible note with a related party, the convertible notes with third parties, and the note payable to the officer, respectively.

In September 2011, the Company recorded approximately $50,000 in additional paid-in capital reflecting waivers by the Company's officers of their unpaid salaries and fee during the period from July 1, 2011 through September 30, 2011.   In June 2010, the Company recorded approximately $392,001 in additional paid-in capital reflecting waivers by the officers of their unpaid salaries and fee during the period from January 1, 2009 through June 30, 2010.

At June 30, 2010, the Company accrued interests of $710,751 and $6,617, $21,133, $9,474, 5,041 and $6,869 on the convertible notes and the note payable with the Shareholder, the convertible note with a related party, the convertible note to Mr. Olderman, an officer, the convertible notes with third parties, respectively.

Index

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2011 and June 30, 2010 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered including a review of SEC registration statement filing. "Audit Related Fees" consisted of general assistance on SEC matters.

		June 30, 2011	June 30, 2010
(i)	Audit Fees	$ 42,250	$ 50,500
(ii)	Audit Related Fees	$0	$3,275
(iii)	Tax Fees	$ 8,200	$5,000
(iv)	All Other Fees	$ 0	$ 0

While we have established an audit committee of the Board of Directors, we have not established a pre-approval policy.  All services provided by the auditors for fiscal year 2011 were accepted by the audit committee and approved by the full Board of Directors.

Index

PART IV

ITEM  15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Our financial statements for the fiscal years ended June 30, 2011 and 2010 are included herein (Item 8) of this annual report.  We are not required to file any financial statement schedules.
 Exhibit  Table

ExExhibit Number	Description
3.1	Articles of Incorporation, as currently in effect (5)
3.2	Bylaws, as currently in effect (1)
10.1	Quick-Med Technologies MMP License Agreement (2)
10.2	Quick-Med Technologies Stock Option Plan (2)
10.3	Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Chemical Defense (3)
10.4	Financing Agreement with Euro Atlantic Capital Corporation (3)
10.5	Consulting Agreement - Gregory Schultz (3)
10.5.1	Consulting Agreement - Christopher Batich (3)
10.5.2	Consulting Agreement - Bruce Mast (3)
10.5.3	Consulting Agreement - William Toreki (3)
10.6	Note issued to Michael Granito by Quick-Med Technologies (4)
10.6.1	Senior Convertible Note issued to Michael Granito (10)
10.6.2	2007 Senior Convertible Note issued to Michael Granito (10)
10.6.3	2007 Senior Convertible Note 2 issued to Michael Granito (11)
10.6.4	2008 Senior Convertible Note 1 issued to Michael Granito (15)
10.6.5	2008 Senior Convertible Note 2 issued to Michael Granito (13)
10.6.6	2008 Senior Convertible Note 3 issued to Michael Granito (16)
10.6.7	2009 Senior Convertible Note 1 issued to Michael Granito (18)
10.6.8	2009 Senior Convertible Note 2 issued to Michael Granito (19)
10.7	2007 Senior Convertible Note issued to Phronesis Partners, L.P. (10)
10.8	License Agreement with University of Michigan (10)
10.9	Employment Agreement with Gerard Bencen (___)
10.10	Research and Development Agreement with The Collaborative Group, Ltd. (6)
10.11	Agreement Between Noville and Quick-Med Technologies, Inc. (7)
10.12	Joint Development Agreement by and between Quick Med Technologies, Inc. and Mölnlycke Health Care AB dated April 4, 2008. (12)
10.13	Manufacturing and Distribution Agreement by and between Quick-Med and BASF (14)
10.14	Joint Development and Exclusive Option Agreement by and between Avery Dennison and the Registrant dated as of April 17, 2009 (17)
10.15	2009 Senior Convertible Note 3 issued to Michael Granito (20)
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

10.24	Employment Agreement with Gerald M. Olderman (8)
10.25	Employment Agreement with J. Ladd Greeno (9)
10.26	License Agreement by and between Quick-Med Technologies, Inc. and Avery Dennison, acting through its Medical Solutions Division dated April 1, 2011. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.( (27)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Assignment of Patent for Wound Care (8)
99.2	Assignment of Patent for Mustard Gas (8)
99.3	Assignment of Patent for Anti-wrinkle cream (8)
_________________
* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 4, 1999.
(2)	Incorporated by reference to the Company’s Post Effective Amendment #2 to Registration Statement on Form SB-2 filed on July 13, 2001.
(3)	Incorporated by reference to the Company’s Post Effective Amendment #3 to Registration Statement on Form SB-2 filed on January 8, 2002.
(4)	Incorporated by reference to the Company’s Post Effective Amendment #5 to Registration Statement on Form SB-2 filed on February 13, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2002.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on October 15, 2002.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 19, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 14, 2006.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 10, 2007.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on September 28, 2007.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on February 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2008.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 21, 2008.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on September 29, 2008.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2009.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 28, 2009.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2009
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on February 19, 2010.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on March 11, 2010.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on April 6, 2010.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on April 8, 2010.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 30, 2010.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        QUICK-MED TECHNOLOGIES, INC.

Date: September 29, 2011                                                                   By: /s/ J Ladd Greeno______________________
    J Ladd Greeno
    Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ J. Ladd Greeno J. Ladd Greeno	Chairman of the Board and Chief Executive Officer	September 29, 2011
/s/ Gregory S. Schultz Gregory S. Schultz	Director	September 29, 2011
/s/ George E. Friel George E. Friel	Director	September 29, 2011
/s/ Gerald M. Olderman Gerald M. Olderman	Vice President, Research & Development and Director	September 29, 2011
/s/ Nam H. Nguyen Nam H. Nguyen	Chief Financial Officer	September 29, 2011

Index