Form 10-Q
period 2011-09-30
QUICK-MED TECHNOLOGIES INC
filed 2011-11-14
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

As of  November 7, 2011, there were 37,346,154 shares of common stock, par value $0.0001 per share, outstanding.

QUICK-MED TECHNOLOGIES, INC.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
 (UNAUDITED)

ASSETS
	September 30,	June 30,
	2011	2011

Current assets:
Cash and cash equivalents	$704,559	$949,367
Accounts receivable	217,831	305,320
Total current assets	922,390	1,254,687

Property and equipment, net	1,795	1,077

Other assets:
Prepaid expenses	18,553	8,030
Intangible asset, net	381,762	376,746
Total other assets	400,315	384,776
Total assets	$1,324,500	$1,640,540

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$536,544	$615,393
Unearned revenue	136,559	124,640
Accrued expenses	91,623	90,897
Note payable - related party	243,152	238,817
Current maturity of note payable - officer	21,000	18,000
Total current liabilities	1,028,878	1,087,747

License payable	160,000	160,000
Long-term liability - note payable - officer	90,074	93,941
Long-term liability - convertible note payable	250,000	254,986
Long-term liability - convertible note payable - related party	1,179,607	1,158,373
Long-term liability - convertible note payable - related party	5,418,029	5,337,565
Total liabilities	8,126,588	8,092,612

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 37,346,154 and 37,246,154 shares issued
and outstanding at September 30 and June 30, 2011	3,735	3,725
Additional paid-in capital	15,448,353	15,420,363
Outstanding stock options	4,114,405	4,085,808
Accumulated deficit	(26,368,581)	(25,961,968)
Total stockholders' deficit	(6,802,088)	(6,452,072)
Total liabilities and stockholders' deficit	$1,324,500	$1,640,540

See Notes to Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	September 30,
	2011	2010

Revenues
Product sales	$150,233	$257,267
Royalty and license fees	83,457	67,968
Research and development service	90,000	86,250
Total revenues	323,690	411,485

Expenses:
Cost of sales	7,767	14,754
Research and development	238,872	274,166
General and administrative expenses	284,385	379,762
Licensing and patent expenses	69,970	55,307
Depreciation and amortization	17,069	17,354
Total operating expenses	618,063	741,343

Operating loss	(294,373)	(329,858)

Other income (expense):
Interest income	969	557
Interest expense:	(113,209)	(113,090)
Total other expense	(112,240)	(112,533)

Loss before provision for income taxes	(406,613)	(442,391)

Provision for income taxes	-	-

Net loss	$(406,613)	$(442,391)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average common
shares outstanding - basic and diluted	37,346,154	31,357,297

See Notes to Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2011	37,246,154	$3,725	$15,420,363	$(25,961,968)	$4,085,808	$(6,452,072)

Stock-based compensation	-	-	-	-	28,597	28,597
Stock issuance for cash	100,000	10	27,990	-	-	28,000
Net loss	-	-	-	(406,613)	-	(406,613)

Balance, September 30, 2011	37,346,154	$3,735	$15,448,353	$(26,368,581)	$4,114,405	$(6,802,088)

See Notes to Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(406,613)	$(442,391)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	17,069	17,354
Stock-based compensation	28,597	91,026
Contribution of services	-	50,000
(Increase) decrease in:
Accounts receivable	87,489	40,119
Prepaid expenses	(10,522)	1,508
Increase (decrease) in:
Accounts payable	(78,849)	32,851
Accrued interest	103,181	103,009
Other current liabilities	12,644	(6,171)
Net cash used in operating activities	(247,004)	(112,695)

Cash flows from investing activities:
Property and equipment	(2,315)	-
Intangible assets	(20,489)	(19,984)
Net cash used in investing activities	(22,804)	(19,984)

Cash flows from financing activities:
Proceeds from stock issuance	28,000	-
Decrease in notes payable - officer	(3,000)	-
Net cash provided by financing activities	25,000	-

Net decrease in cash and cash equivalents	(244,808)	(132,679)
Cash and cash equivalents at beginning of period	949,367	628,026
Cash and cash equivalents at end of period	$704,559	$495,347

Supplementary Information:

Cash paid for:
Interest	$10,027	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Debt forgiveness by shareholders	$-	$50,000
Stock-based compensation	$28,597	$91,026

See Notes to  Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of September 30, 2011 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended September 30, 2011 and 2010, 15,430,248 and 15,164,555 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of September 30, 2011, the Company’s cash levels did exceed the federally insured limit by $540,986.  Beginning December 31, 2010 through December 31, 2012, the Company's bank accounts are fully insured, regardless of the balance of the account at the FDIC-insured institutions as the noninterest-bearing transaction accounts as provided by the section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Company’s accounts receivable balances as of September 30, 2011 were subsequently collected.

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

In December, 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2010. The adoption of this ASU will not have an impact on the Company’s financial condition or results of operations.

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

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

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

The weighted average grant date fair value of options and warrants granted during the fiscal year ended September 30, 2010 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions used; risk-free interest rate of 3%; dividend yield of 0%; expected volatility of 91%; and estimated life of 5 years. Expected volatility is based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

A summary of options for the periods ended September 30, 2011 and 2010 is shown below:

	September 30, 2011		September 30, 2010
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	4,797,270	$0.57	5,389,270	$0.55
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(545,000)	0.80
Outstanding at end of period	4,797,270	$0.57	4,844,270	$0.57
Exercisable at end of period	4,773,672		4,090,710
Available for issuance at end of period	663,318		666,318

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended September 30, 2011 and 2010:

	September 30, 2011		September 30, 2010
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	974,920	$0.47	1,228,803	$0.40
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(8,102)	1.11	(236,393)	0.80
Outstanding at end of period	966,818	$0.48	992,410	$0.46
Exercisable at end of period	948,245		923,773

NOTE 4 – NOTES PAYABLE

Short-Term Note

Related Party	Maturity	Interest Rate	Conversion Price	September 30, 2011	June 30, 2011
Note Payable	2011	8%	N/A	$ 215,000	215,000
Accrued interest				28,152	23,817
Total				$ 243,152	$ 238,817

Long-Term Note

Related Party	Maturity	Interest Rate	Conversion Price	September 30, 2011	June 30, 2011
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$1,053,000
Accrued interest				126,607	105,373
Total				$1,179,607	$1,158,373

Others
Senior Convertible Note	2014	8%	$0.50	150,000	150,000
Senior Convertible Note	2014	8%	$0.50	56,000	56,000
Senior Convertible Note	2014	8%	$1.00	44,000	44,000
Accrued interest				-	4,986
Total				$250,000	$254,986

Officer
Note Payable	2013	8%	N/A	$104,154	$107,156
Accrued interest				6,920	4,785
Total				111,074	111,941
Less current portion				21,000	18,000
Total				$90,074	$93,941

Index

NOTE 4 – NOTES PAYABLE, continued

	Maturity	Interest Rate	Conversion Price	September 30, 2011	June 30, 2011
Related Party
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	50,000
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	45,000
2009 Senior Convertible Note 3	2013	8%	$0.50	135,000	135,000
2009 Senior Convertible Note 3	2013	8%	$0.60	465,000	465,000
Accrued interest				1,110,449	1,029,985
Total				$5,418,029	$5,337,565

Total long term note payable				$6,937,710	$6,844,865

Total debt				$7,201,862	$7,101,682

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

On December 16, 2010, the Company issued a promissory note to an officer for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has  an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of September 30, 2011, the Company paid an aggregate principal amount of approximately $9,000 to the officer. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

Effective March 15, 2010, the Company issued a $215,000 promissory note payable to the largest shareholder ("Shareholder").  The Company received the borrowings (the "Advances") in a series of $50,000 on January 29, February 12 and March 15, 2010, $34,000 on January 13, 2010, $11,000 on January 14, 2010, and $20,000 on February 26, 2010 totaling $215,000. This note is secured by the Company’s revenues and assets.  In addition, the note has a 8% interest rate per annum and has a maturity date of March 12, 2011, which was extended to October 31, 2011.  The Company is currently in negotiation with the Shareholder to extend the maturity date.

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

Effective May 12, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 2”) to the Shareholder to combine the borrowings (the “Advances”) in a series of $35,000 each from May 12, 2009 through August 12, 2009, $50,000 and $45,000 on August 14 and 27, 2009, respectively totaling $375,000.  As of June 30, 2009, the Company received $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received

Effective February 26, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 1”) to the Shareholder to combine the borrowings (the “Advances”) in a series of $35,000 each from February 26, 2009 through April 30, 2009 totaling $175,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

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

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to teh Shareholder to combine the borrowings (the “Advances”) in a series of $50,000 each from October 30, 2007 through January 30, 2008 totaling $300,000.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

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

At September 30, 2011, the Company accrued interests of $1,110,450 and $28,152, and $126,607, on the convertible notes and the note payable with the Shareholder, the convertible note with a related party,  and the note payable to the officer, respectively.

NOTE 5  – FAIR VALUE MEASUREMENTS

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. FASB ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$790,986	$790,986	-	-
Total financial assets	$790,986	$790,986	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$6,847,636	-	-	$6,618,765
Total financial liabilities	$6,847,636	-	-	$6,618,765

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

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with the Shareholder, a major stockholder, and third parties and a promissory note with  an officer during the periods ended September 30, 2011 and  June 30, 2011.

NOTE 7  – SUBSEQUENT EVENTS

In November 2011, the U.S. Patent Office has issued a Notice of Allowance for strategic composition of matter patent for our novel polyurethane modified polycation.  The forthcoming patent, Disinfectant with Quaternary Ammonium Polymers and Copolymers, covers the incorporation of the polycation  into main chain of the urethane polymer.  This patent protects the underlying chemistry for several of our cutting-edge developments including applications for advanced wound dressings, medical adhesives, and catheters.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended June 30, 2011.   The terms “Quick-Med”, "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements."  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products;  (f) there is no assurance that our technologies or products  will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore,  should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt or equity financings, but there are no assurances that these revenues and  financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to our largest shareholder and a major shareholder, who have  funded our operations, debt obligations, including those that  are secured by our assets and revenues and  are senior obligations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; and (k) other risk factors discussed in our annual report  for the fiscal year ended June 30, 2011 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Our strategy is to further develop our core technologies as well as develop future technologies. We will attempt to commercialize these technologies through strategic licensing partnership agreements, joint ventures, or co-development agreements. We do not intend to manufacture or distribute final products; instead, we plan to seek partnership arrangements and/or license agreements with third parties to develop products that use our technologies and who will perform the manufacturing, marketing, and distribution functions associated with our technologies.

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

Recent Developments

In November 2011, the U.S. Patent Office has issued a Notice of Allowance for strategic composition of matter patent for our novel polyurethane modified polycation.  The forthcoming patent, Disinfectant with Quaternary Ammonium Polymers and Copolymers, covers the incorporation of the polycation  into main chain of the urethane polymer.  This patent protects the underlying chemistry for several of our cutting-edge developments including applications for advanced wound dressings, medical adhesives, and catheters.

Index

Uncertainties and Trends

Our revenues are dependent now and in the future upon, among other things, the following factors:

•	Acceptance of our products or future products in the marketplace;
•	Our partners’ ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our technologies to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products;
•	Our ability to obtain regulatory approval of our future products; and
•	Other risk factors discussed in our annual report for the fiscal year ended June 30, 2011 and other periodic reports.

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

On February 26, 2009, we received clearance from the FDA for our De Novo application of our patented NIMBUS barrier gauze wound care dressings. This represents the first FDA clearance for NIMBUS – a technology that was put through FDA’s De Novo process, a special clearance program for medical devices that are found to be “not substantially equivalent” to any predicate device.

This section should be read in conjunction with  our annual report on Form 10-K for fiscal year ended June 30, 2011 filed with the SEC for further discussions in the sections entitled, “Government Regulation,”  “510(k) Clearance Pathway” and “De Novo: Alternative Pathway to PMA.”

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

Capital Expenditures and Requirements

From 2000 to September 2011, we have spent approximately $940,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provided that we compensated approximately 80,000 common shares, 80,000 stock options and $50,000 in cash  each, to  Dr. Galardy and Dr. Grobelny for the exclusive license of the Ilomastat technology, which they invented.

We do not expect any significant additions to property, plant and equipment in the near future.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  stock-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our condensed financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the three months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended June 30, 2011.

Recent Accounting Pronouncements

For a description of the new accounting standards that affect us, see Note 2 of notes to our condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues.     During the three months ended September 30, 2011 we had $323,690 of revenues, compared to $411,485 of  revenues for the three months ended September 30, 2010, representing a $87,795 or 21% decrease in our revenues.  Our revenues during the three months ended September 30, 2011 consisted of: (a) $150,233, which represented our royalties in the form of revenue share from MultiStat product sales by  BASF Corporation (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $83,457 royalty and license fees  consisting of $75,376 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $8,081 in license fees representing the earned portion of the license fees from our licenses; and (c) $90,000, which represented the revenue earned from  development projects.    While we note that the MultiStat product sales by BASF has declined given the current state of the economy, and the retail cosmetic industry in particular, we cannot anticipate  MultiStat product sales by BASF for subsequent quarters given current economic market uncertainties.

Our revenues during the three months ended  September 30, 2010 consisted of (a) $257,267 which represented our royalties from the product sales by BASF; (b) $67,968, royalty and license fees consisting of $4,510 in license fees representing the earned portion of the license fees from our licenses and $63,458 from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc. ;  and (c) $86,250, which represented the revenue earned from development projects.

We grant BASF the exclusive and non-exclusive licenses to develop and market our Ilomastat product for the field of over-the-counter anti-aging (chronological aging or photoaging) cosmetics. Under the terms of this agreement, we and BASF shared the net revenues in each contract calendar year beginning January 1, 2008 until December 31, 2010 in accordance with certain sharing percentages as defined in the agreement.  Both parties extended the BASF Agreement until December 31, 2014.

Operating Loss.  Operating loss for the three months ended September 30, 2011 was $294,373 as compared to $329,858 in operating loss for the three months ended September 30, 2010, representing a decrease of 11% or $35,485 in operating loss. The decrease in operating loss was primarily attributable to a decrease in operating expenses of $123,280 offset by a decrease in revenues of $87,795 for the three months ended September 30, 2011.   The decrease in operating expenses was primarily due to the following:  (a) a decrease in research and development expenses of $35,294 or 13%; (b) a decrease in general and administrative expenses of $95,377 or 25%; (c) a decrease of  $6,987 or 47% in cost of revenues;   offset by (d) an increase in licensing and patent expenses of $14,663 or 27%.

Research and Development Expense.  Research and development expense decreased by $35,294 or 13% to $238,872 for the three months ended September 30, 2011 from $274,166 for the three months ended September 30, 2010.  The decrease in research and development expense is primarily attributable to a reduction in the remaining subcontractor expenses related to the SBIR phase II program, and lower stock-based compensation expenses than in prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased by $95,377 or 25% to $284,385  for the three months  ended September 30, 2011 from $379,762 for the three months ended September 30, 2010.  This decrease in our general and administrative expenses is mainly attributed to lower expenses related to the investor relations programs and smaller stock-based compensation expenses than in prior year comparable period.

Licensing and Patent Expense.  Licensing and patent expense increased by $14,663 or 27% to $69,970 for the three months ended September 30, 2011 from $55,307  for the three months ended September 30, 2010.  This increase was primarily due to higher patent maintenance fees and regulatory expenses related to licenses than those of prior comparable period.

Interest Expense.  Interest expense of $113,209 on notes payable for the three months ended September 30, 2011 remained constant in comparison to $113,090  the  three months ended September 30, 2010 as there was no new notes payable issued between September 30, 2010 to September 30, 2011.

Net Loss.   Net loss for the three months ended September 30, 2011 was $406,613 or $0.01 per share compared to $442,391 or $0.01 per share for the three months ended September 31, 2010.   This decrease is primarily attributable to  a reduction in research and development expenses, a decrease in general and administrative expenses, a decrease in cost of sales offset by an increase in  licensing and patent expenses, and a reduction in revenues.

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

Total cash on hand at September 30, 2011 was $704,559 as compared with $949,367 at June 30, 2011.    Subsequent to September 30, 2011, we collected $217,831 of the outstanding receivable balance as of November 8, 2011.

In August 2010, we entered into a Development and Option Agreement (the “Agreement”) with Biosara. The Agreement remains in effect until June 31, 2011 or until superseded by the earlier of a license agreement or another product development agreement.    The parties agree to perform in accordance with the terms as set forth in the statement of work including the initial and subsequent monthly development fees paid or to be paid to us.  We anticipate that the development fees are adequate to cover our expenses.  We received the payments for the entire contract amount in August 2011.   The  parties are in the process of negotiating a license agreement pursuant to certain agreed licensing terms as stipulated as outlined in an exhibit of the Agreement.

In June 2009, our licensee, Derma Sciences, Inc. launched the commercial sale of BIOGUARD® an advanced wound care product employing our NIMBUS technology.  From the launch date to September 30, 2011, our royalty fees related to this product were approximately $518,000, net of $75,000 of advance royalty fees.  In accordance with the terms of the license agreement, the first $75,000 royalty fees from Derma Sciences were offset against the advance payments we received in 2007, the subsequent royalty fees will be at 20% of the net sales, as defined in the license agreement.   In addition, we granted our licensee a temporary small reduction in the royalty rates on certain cotton-based  BIOGUARD products for a six month period beginning from January 1 to June 30, 2011.  The royalty rate of 20% resumed effectively on July 1, 2011. We are unable to determine the royalty fees that we will receive in the future at this time.  We expect minimal direct expenses in relation to this license agreement.

In May 2010, we entered into a service agreement with a division of a major consumer products company for a certain fee over a four months period or when the milestones are completed.  We anticipated the direct expenses related to this project of approximately $10,000 that would be covered by the fee arrangement. We have invoiced and collected payments for the first two milestones under the project to date.  We had invoiced the final invoice and received payment as the project was completed.

In April 2010, we and KCI USA, Inc. ("KCI") entered into a Development Agreement  for a certain fee over seven months period.  We anticipated the direct expenses related to this project of approximately $15,000 that would be covered by the fee arrangement. We collected all payments under the project

In September 2006, we received the SBIR Phase II grant, which included  the option of SBIR Phase I, totaling approximately $840,000 over the next two years and we expect the cash outflows related to this grant of approximately $390,000 to subcontractors and other direct expenses.  To date, we received approximately $840,000 and incurred approximately $282,000 in expenses to subcontractors and other direct expenses.

Equity Financing and our Cash Requirements

Based on our cash position at September 30, 2011, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $192,500 per month or an aggregate of approximately $2,310,000 over the next twelve (12) months, in the following areas:

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

•
Operating expenses of approximately $86,167 per month or an aggregate $1,034,000 over the next twelve (12) months, including business developments, personnel costs, investors relations, director and officer insurance, general liability insurance, investors relations, rent, consulting fees, utilities, legal and accounting fees, and travel.

Our current cash balance of $704,559 as of  September 30, 2011, accounts receivable of approximately $218,000,  all of which were collected after September 30, 2011, will satisfy our cash requirements for approximately no more than five  (5) months assuming no further receipt of revenues from our licensees and additional debt or equity financing.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately no more than five (5) months assuming no further receipts of revenues and additional debt or equity financing.

Index

We are attempting to raise additional cash by means of equity and or debt financing. Additionally, we are implementing a cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. However, our ability to raise cash through equity or debt financing with third parties will be difficult in the current credit environment.  There are no assurances that any equity offering and/or debt financing we enter into will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.  Even if we were able to obtain debt or equity financing, the terms of such financing may be very unfavorable to us.  Further, any sale of newly issued debt or equity securities could result in additional dilution to our current stockholders.

As of September 30, 2011, we have ten senior convertible notes payable outstanding to our largest shareholder totaling approximately $5,400,000 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a note payable with our largest shareholder of $243,152 including accrued interest with a maturity date of October 31, 2011 and an annual interest rate of 8%  and we are currently in discussion with our largest shareholder regarding the extension of the maturity date.  We also have a senior convertible note payable to a major stockholder with a balance $1,179,607 including accrued interest.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of  December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $250,000 with third parties.  These notes have an 8% interest rate per annum with a conversion prices ranging from $0.50 to $1.00 per share, a maturity date of June 30, 2014.   In addition, we have a promissory note payable with an officer totaling $111,074 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2013.

If we are unable to successfully repay our debt and or meet our current operating expenses, we may have to liquidate our business and undertake any or all the steps outlined below.

•	Significantly reduce, eliminate or curtail our business, operating and research and development activities so as to reduce operating costs;
•
Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors, including the Shareholder, the major shareholder, and the senior shareholder notes from third parties;

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

At September 30, 2011, we had a negative working capital of $106,488 that primarily consists of: (a) cash of $704,559; (b) accounts receivable of $217,831; (c) accounts payable of $536,544; (d) accrued expenses of $91,623; (e) unearned revenue of $136,559; (d) note payable to related party of $243,152 including accrued interest; and a current portion of long term note payable of $21,000.  At September 30, 2011, we had a stockholders’ deficit of $6,802,088 a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions and the beneficial conversion feature of certain convertible notes.

Cash used in operating activities was $247,004 for the three months ended September 30, 2011. Net cash used in investing activities was $22,804.  Net cash provided by financing activities was $25,000.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of  September 30, 2011:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$6,937,710	$-	$6,937,710	$-	$-
Operating lease obligations (b)	$34,400	$25,800	$8,600	$-	$-

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

Index

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended September 30, 2011, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date	November 14, 2011	By: /s/ J. Ladd Greeno
J. Ladd Greeno Chief Executive Officer (Principal Executive Officer)

Date	November 14, 2011	By: /s/ Nam H. Nguyen
Nam H. Nguyen Chief Financial Officer