Form 10-K/A
period 2011-06-30
QUICK-MED TECHNOLOGIES INC
filed 2012-01-06
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 ON FORM 10-K/A

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A of Quick-Med Technologies, Inc.  for the fiscal year ended June 30, 2011 is being filed in order to correct a typographical error on the exhibit 32.2.  The fiscal period of June 30, 2010 referred to in the exhibit 32.2 was incorrect in the original filed report and has been corrected in this amendment to read June 30, 2011.  The Amendment does not revise or update or in any way alter any other information or disclosures contained in such Annual Report.

QUICK-MED TECHNOLOGIES, INC.

 ANNUAL REPORT
ON FORM 10-K/A
For the Year Ended June 30, 2011

                                      INDEX
                                                                                                           Page

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statements Schedules	63

Signatures

Index

PART I

ITEM 1.                      BUSINESS

This Form 10-K/A contains forward-looking statements based on our current expectations, assumptions and estimates and that involve risks and uncertainties.  Any statements contained in this Form 10-K/A (including, without limitation, statements to the effect that we “estimate,” “expect,” “anticipate,” “plan,” believe,” “may” or “will” or statements concerning potential or opportunity or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements.  Actual results could differ materially and adversely from those projected or anticipated in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including, without limitation, those risks and uncertainties described in the section entitled “Risk Factors” in this Form 10-K/A.  We undertake no obligation to revise or update any such forward-looking statements. Unless specified otherwise, as used in this Form 10-K/A, the terms “we,” “us,” “our,” the “Company” or “Quick-Med” refer to Quick-Med Technologies, Inc.

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

The cost of silver is about one hundred times greater while PHMB is about ten times greater than the costs of either our NIMBUS or Stay Fresh technologies.

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

        QUICK-MED TECHNOLOGIES, INC.

Date: January 6, 2012                                                                   By: /s/ J Ladd Greeno______________________
    J Ladd Greeno
    Chief Executive Officer and Principal Executive Officer