Form 10-Q
period 2011-12-31
QUICK-MED TECHNOLOGIES INC
filed 2012-02-15
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011.

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

As of  February 10, 2012, there were 37,346,154 shares of common stock, par value $0.0001 per share, outstanding.

QUICK-MED TECHNOLOGIES, INC.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
 (UNAUDITED)

ASSETS
	December 31, 2011	June 30, 2011

Current assets:
Cash and cash equivalents	$263,655	$949,367
Accounts receivable	362,329	305,320
Total current assets	625,984	1,254,687

Property and equipment, net	1,511	1,077

Other assets:
Prepaid expenses	19,746	8,030
Intangible asset, net	385,903	376,746
Total other assets	405,649	384,776
Total assets	$1,033,144	$1,640,540

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$463,118	$615,393
Unearned revenue	307,228	124,640
Accrued expenses	95,530	90,897
Note payable - related party	247,487	238,817
Current maturity of note payable - officer	24,000	18,000
Total current liabilities	1,137,363	1,087,747

License payable	160,000	160,000
Long-term liability - note payable - officer	86,136	93,941
Long-term liability - convertible note payable	255,041	254,986
Long-term liability - convertible note payable - related party	1,200,830	1,158,373
Long-term liability - convertible note payable - related party	5,498,494	5,337,565
Total liabilities	8,337,864	8,092,612

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 37,346,154 and 37,246,154 shares issued
and outstanding at December 31, 2011 and June 30, 2011	3,735	3,725
Additional paid-in capital	15,448,353	15,420,363
Outstanding stock options	4,128,709	4,085,808
Accumulated deficit	(26,885,517)	(25,961,968)
Total stockholders' deficit	(7,304,720)	(6,452,072)
Total liabilities and stockholders' deficit	$1,033,144	$1,640,540

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenues
Product sales	$56,989	$37,216	$207,222	$294,483
Royalty and license fees	118,281	86,333	201,738	154,301
Research and development service	20,000	97,500	110,000	183,750
Total revenues	195,270	221,049	518,960	632,534

Expenses:
Cost of sales	3,599	2,636	11,366	17,390
Research and development	234,782	232,749	473,653	506,915
General and administrative expenses	247,348	323,786	531,734	693,980
Licensing and patent expenses	97,941	100,446	167,911	165,320
Depreciation and amortization	15,757	17,113	32,826	34,467
Total operating expenses	599,427	676,730	1,217,490	1,418,072

Operating loss	(404,157)	(455,681)	(698,530)	(785,538)

Other income (expense):
Other income, net	-	195,583	-	195,583
Interest income	345	429	1,314	986
Interest expense	(113,124)	(113,161)	(226,333)	(226,252)
Total other income (expense)	(112,779)	82,851	(225,019)	(29,683)

Loss before provision (benefit) for income taxes	(516,936)	(372,830)	(923,549)	(815,221)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(516,936)	$(372,830)	$(923,549)	$(815,221)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common
shares outstanding - basic and diluted	37,346,154	31,384,471	37,296,154	31,370,884

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THREE MONTHS ENDED DECEMBER 31, 2011
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, September 30, 2011	37,346,154	$3,735	$15,448,353	$(26,368,581)	$4,114,405	$(6,802,088)

Stock-based compensation	-	-	-	-	14,304	14,304
Net loss	-	-	-	(516,936)	-	(516,936)

Balance, December 31, 2011	37,346,154	$3,735	$15,448,353	$(26,885,517)	$4,128,709	$(7,304,720)

See Notes to Unaudited Condensed Financial Statements

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(923,549)	$(815,221)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	32,826	34,467
Stock granted for services	-	18,750
Stock-based compensation	42,901	168,263
Contribution of services	-	50,000
(Increase) decrease in:
Accounts receivable	(57,009)	81,471
Prepaid expenses	(11,716)	(2,362)
Increase (decrease) in:
Accounts payable	(152,274)	17,976
Accrued interest	216,306	203,015
Other current liabilities	187,220	(34,080)
Net cash used in operating activities	(665,295)	(277,721)

Cash flows from investing activities:
Property and equipment	(2,315)	-
Intangible assets	(40,102)	(29,673)
Net cash used in investing activities	(42,417)	(29,673)

Cash flows from financing activities:
Proceeds from stock issuance	28,000	-
Proceeds from exercise of stock options	-	10,000
Increase in notes payable - officer	-	13,155
Decrease in notes payable - officer	(6,000)	-
Net cash provided by financing activities	22,000	23,155

Net decrease in cash and cash equivalents	(685,712)	(284,239)
Cash and cash equivalents at beginning of period	949,367	628,026
Cash and cash equivalents at end of period	$263,655	$343,787

Supplementary Information:

Cash paid for:
Interest	$10,027	$-
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Debt forgiveness by shareholders	$-	$50,000
Stock-based compensation	$42,901	$187,013

See Notes to Unaudited Condensed Financial Statements

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of December 31, 2011 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended December 31, 2011 and 2010, 15,459,221 and 14,817,013 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

The Company recognizes royalty fee income based on the net sales of Bioguard® product by our licensee, Derma Sciences, Inc. in accordance with the specified terms of the license agreement.

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

Other Income

The Company recognizes its Qualifying Therapeutic Discovery Project (QTDP) grant from the U.S. government in connection with the advancement of the development of the NIMBUS technology for wound dressings and wound drains net of the expenses associated with the grant application in other income

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of December 31, 2011, the Company’s cash levels did exceed the federally insured limit by $46,330.  Beginning December 31, 2010 through December 31, 2012, the Company's bank accounts are fully insured, regardless of the balance of the account at the FDIC-insured institutions as the noninterest-bearing transaction accounts as provided by the section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on the presentation of comprehensive income that will become effective beginning January 1, 2012, with earlier adoption permitted. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company does not believe the adoption of this guidance will impact its financial condition or results of operations.

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment that will become effective beginning January 1, 2012, with earlier adoption permitted if the Company has not yet performed its 2011 annual impairment test or issued our financial statements. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company does not believes that the adoption of this guidance will impact on its financial statements.

In December, 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The objective of this ASU is to address diversity in practice in the application of goodwill impairment testing by entities with reporting units with zero or negative carrying amounts, eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. This ASU is effective for interim periods after January 1, 2010. The adoption of this ASU did not have an impact on the Company’s financial condition or results of operations.

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

On November 17, 2009, the Board of Directors (the "Board') granted 681,785 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2009. In addition, the Board granted 248,564 warrants payments to consultants for payments of their services and incentive performance awards.  Of 681,785 stock options grant, approximately 115,428 were awarded to the board members for their services and were vested on the date of grant. Of 248,564 warrants issued, 99,977 warrants were vested immediately on the grant date. The remainder 566,357 stock options and 148,587 warrants were vested one-third immediately, one-third were vested on November 17, 2010 and the remaining one-third were vested on November 17, 2011, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.   The exercise price of those stock options and warrants is $0.77 per share.  The weighted average grant date fair value of options and warrants was $0.48 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.  On March 31, 2010, approximately 23,631 options were forfeited.

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

The remaining 871,000 stock options and 465,000 warrants were vested one-third immediately, one-third were vested on October 27, 2009 and the remaining one-third were vested on October 27, 2010, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.20 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options and warrants was $0.19 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

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

On December 20, 2006, the Company issued 790,770 stock options to board members, management, employees, and consultants for their services.  These options have an exercise price of $1.05 per share. The stock options were vested one-third immediately, one-third were vested on December 20, 2007 and the remaining one-third were vested on December 20, 2008, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The weighted average grant date fair value of options was $0.69 per share based on the Black-Scholes option-pricing model.  The options expire five years from the date of grant.  Approximately 335,000 options were previously forfeited.  On December 20, 2011, approximately 456,000 options had expired.

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

On September 9, 2005, the Board granted 130,000 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2005, and all shares were immediately vested.  In addition, the Board granted 710,000 stock options and 175,000 warrants to the employees and directors and consultants, respectively, in recognition of individual performance for the year ended June 30, 2005.  The stock options and warrants were vested one-third immediately, one-third were vested on July 1, 2006 and the remaining one-third were vested on July 1, 2007.  The exercise price of those stock options and warrants is $0.80 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.72 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant. On September 9, 2010, approximately 545,000 options and 175,000 warrants had expired.

During the period ended December 31, 2010, 50,000 options were exercised at $0.20 per share or an aggregate price of approximately $10,000 under the October 2008 stock options agreement.

The weighted average grant date fair value of options and warrants granted during the three and six months ended December 31, 2011 and 2010 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions used; risk-free interest rate of 3%; dividend yield of 0%; expected volatility of 91%; and estimated life of 5 years. Expected volatility is based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

A summary of options for the periods ended December 31, 2011 and 2010 is shown below:

	December 31, 2011		December 31, 2010
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	4,797,270	$0.57	5,389,270	$0.55
Granted	-	-	-	-
Exercised	-	-	(50,000)	0.20
Forfeited	-	-	-	-
Expired	(456,155)	1.05	(545,000)	0.80
Outstanding at end of period	4,341,115	$0.59	4,794,270	$0.57
Exercisable at end of period	4,341,115		4,447,562
Available for issuance at end of period	1,119,473		666,318

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	974,920	$0.47	1,228,803	$0.40
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(16,621)	1.08	(240,161)	0.80
Outstanding at end of period	958,299	$0.48	988,642	$0.46
Exercisable at end of period	958,299		945,304

Index

NOTE 4 – NOTES PAYABLE

Short-Term Note

		Interest	Conversion
Related Party	Maturity	Rate	Price	December 31, 2011	June 30, 2011
Note Payable	2011	8%	N/A	$215,000	215,000
Accrued interest				32,487	23,817
Total				$247,487	$238,817

Long-Term Note

		Interest	Conversion
Related Party	Maturity	Rate	Price	December 31, 2011	June 30, 2011
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$1,053,000
Accrued interest				147,830	105,373
Total				$1,200,830	$1,158,373

Others
Senior Convertible Note	2014	8%	$0.50	150,000	150,000
Senior Convertible Note	2014	8%	$0.50	100,000	56,000
Senior Convertible Note	2014	8%	$1.00	-	44,000
Accrued interest				5,041	4,986
Total				$255,041	$254,986

Officer
Note Payable	2013	8%	N/A	$101,154	$107,156
Accrued interest				8,982	4,785
Total				110,136	111,941
Less current portion				24,000	18,000
Total				$86,136	$93,941

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

Index

NOTE 4 – NOTES PAYABLE, continued

Long-Term Note
	Maturity	Interest Rate	Conversion Price	December 31, 2011	June 30, 2011
Related Party
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	50,000
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	45,000
2009 Senior Convertible Note 3	2013	8%	$0.50	135,000	135,000
2009 Senior Convertible Note 3	2013	8%	$0.60	465,000	465,000
Accrued interest				1,190,914	1,029,985
Total				$5,498,494	$5,337,565

Total long term note payable				$7,040,501	$6,844,865

Total debt				$7,311,988	$7,101,682

Index

NOTE 4 – NOTES PAYABLE, continued

On March 31, 2010, the Company issued two senior convertible promissory notes totaling $250,000 to third parties.  These senior convertible notes are secured by the Company’s revenues and assets with the same priority as the 2009 Note 3 to the Shareholder and the senior convertible note to a major shareholder. These notes have an annual interest rate of 8% with a maturity date of June 30, 2014.  These notes have the convertible price of $1.00 per share of common stock.  The Company has recorded approximately $22,500 as an interest expense as a result of the beneficial conversion feature.  During the year ended June 30, 2011, the conversion price of the $150,000 senior convertible promissory note was reduced to $0.50 per share of common stock as part of the arrangement of the additional investment in the Company's restricted common stock by the note holder. In addition, the conversion price on  the $100,000 senior convertible promissory note was also reduced to $0.50 per share of common stock as a result of the additional investment in the Company's restricted common stock.

On December 16, 2010, the Company issued a promissory note to an officer for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has  an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of December 31, 2011, the Company paid an aggregate principal amount of approximately $12,000 to the officer. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

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

At December 31, 2011, the Company accrued interests of $1,190,914 and $32,487, $147,830, 8,982, and $5,041 on the convertible notes and the note payable with the Shareholder, the convertible note with a related party, the note payable to the officer, and the two convertible notes payable to third parties respectively.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$296,330	$296,330	-	-
Total financial assets	$296,330	$296,330	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$6,954,365	-	-	$6,619,494
Total financial liabilities	$6,954,365	-	-	$6,619,494
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

Index

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with the Shareholder, a major stockholder, and third parties and a promissory note with  an officer during the periods ended December 31, 2011 and  June 30, 2011.

NOTE 7  – SUBSEQUENT EVENTS

In January 2012, the U.S. Patent and Trademark Office has issued U.S. Patent No. 8,088,400 entitled “Disinfectant with Quaternary Ammonium Polymer and Copolymers.” This new patent covers Company’s novel polyurethane-modified polycation, the newest member of the NIMBUS technology family of antimicrobials.

In January 2012, the U.S. Patent and Trademark Office has also issued a U.S. Patent No. 8,092,854 entitled "Method of Attaching an Antimicrobial Cationic Electrolyte to the Surface of a Substrate."  The new patent covers the method of production that non-leachably bonds NIMBUS antimicrobials to various treated substrates.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Amendment No. 1 to the Annual Report on Form 10-K/A for our fiscal year ended June 30, 2011.   The terms “Quick-Med”, the "Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements."  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products;  (f) there is no assurance that our technologies or products  will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore,  should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt or equity financings, but there are no assurances that these revenues and  financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to our largest shareholder and a major shareholder, who have  funded our operations, debt obligations, including those that  are secured by our assets and revenues and  are senior obligations; (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; (k) based on our cash position at December 31, 2011, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital; and (l) other risk factors discussed in our annual report  for the fiscal year ended June 30, 2011 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the   consumer and healthcare markets. Our  four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications, including wound care, catheters, tubing, films, and coatings; (2) Stay Fresh® , a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDermTM , a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications.  NIMBUS technology was first commercialized in  June 2009 in an advanced wound care product line by our licensee in the U.S. and Canada institutional markets (i.e. hospitals and health care facilities).  It has also been licensed in separate agreements for the over-the-counter, retail wound care market, for medical adhesives, and for traditional wound care products in India. The Company is targeting NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been commercialized in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including the consumer textile market.  NimbuDerm is also a technology currently being developed.

Our strategy is to further develop our core technologies as well as develop additional technologies. We will attempt to commercialize these technologies through strategic licensing partnership agreements, joint ventures, or co-development agreements. We do not intend to manufacture or distribute final products; instead, we plan to seek partnership arrangements and/or license agreements with third parties to develop products that use our technologies and who will perform the manufacturing, marketing, and distribution functions associated with our technologies.

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

Index

Recent Developments

In January 2012, the U.S. Patent and Trademark Office issued U.S. Patent No. 8,088,400 entitled “Disinfectant with Quaternary Ammonium Polymer and Copolymers.” This new patent covers Company’s novel polyurethane-modified polycation, the newest member of the NIMBUS technology family of antimicrobials.  This “composition-of-matter” patent that covers incorporation of a NIMBUS polycation into main chain of a urethane polymer. The physical state of the polyurethane polycation can be modified to alter the strength of the antimicrobial, the breathability of the film or coating and its flexibility or rigidity. The patent provides protection for various claims regarding the efficacy and durability of an antimicrobial polyurethane.

In January  2012, the U.S. Patent and Trademark Office also issued  U.S. Patent No. 8,092,854 entitled "Method of Attaching an Antimicrobial Cationic Electrolyte to the Surface of a Substrate." This new patent covers the method of production that non-leachably bonds NIMBUS antimicrobials to various treated substrates.  The patent covers the process of attaching members of the NIMBUS family of antimicrobials to substrates that are in whole or in part cellulosic or any of a list of other substrates including such polymerics as polyurethane, polyester, nylon and acrylics, as well as silk, linen, rubber, alginates and collagen among many others. These are materials that are commonly used in textile and medical products, filters, absorbent products and packaging.

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

Index

Capital Expenditures and Requirements

From 2000 to December 2011, we have spent approximately $960,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provided that we compensated approximately 80,000 common shares, 80,000 stock options and $50,000 in cash  each, to  Dr. Galardy and Dr. Grobelny for the exclusive license of the Ilomastat technology, which they invented.

We do not expect any significant additions to property, plant and equipment.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that management believes to be reasonable under the circumstances. Estimates and assumptions include, but are not limited to economic useful lives of fixed and intangible assets, income taxes, valuation of options and warrants granted, and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  stock-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our condensed financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the six months ended December 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our amendment no. 1 to the Annual Report on Form 10-K/A for the year ended June 30, 2011.

Recent Accounting Pronouncements

For a description of the new accounting standards that affect us, see Note 2 of notes to our condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Six Months Ended December 31, 2011 and 2010

Revenues.     During the six months ended December 31, 2011 we had $518,960 of revenues, compared to $632,534 of revenues for the six months ended December 31, 2010, representing a $113,574 or 18% decrease in our revenues.  Our revenues during the six months ended December 31, 2011 consisted of: (a) $207,222, which represented our royalties in the form of revenue share from MultiStat product sales by  BASF Corporation (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $201,738 royalty and license fees  consisting of $184,325 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $17,413 in license fees representing the earned portion of the license fees from our licenses; and (c) $110,000, which represented the revenue earned from  development projects.   Total MultiStat product sales by BASF declined slightly from the six months period ended December 31, 2010; our royalties in the form of a revenue share from MultiStat product sales declined $87,261 or approximately 30%, reflecting a lower revenue share under the current BASF Agreement for the six months ended December 31, 2011.  We cannot anticipate  MultiStat product sales by BASF for subsequent quarters given current economic market uncertainties in general and the retail cosmetic industry in particular.

Our revenues during the six months ended  December 31, 2010 consisted of (a) $294,483 which represented our royalties from the product sales by BASF; (b) $154,301 from royalty and license fees consisting of $9,020 in license fees representing the earned portion of the license fees from our licenses and $145,281 from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc. ; and (c) $183,750, which represented the revenue earned from development projects.

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

Operating Loss.  Operating loss for the six months ended December 31, 2011 was $698,530 as compared to $785,538 in operating loss for the six months ended December 31, 2010, representing a decrease of 11% or $87,008 in operating loss. The decrease in operating loss was primarily attributable to a decrease in operating expenses of $200,582 offset by a decrease in revenues of $113,574 for the six months ended December 31, 2011.   The decrease in operating expenses was primarily due to the following:  (a) a decrease    in general and administrative expenses of $162,246 or 23%; (b) a decrease  in research and development expenses of $33,262 or 7% ; (c) a decrease of  $6,024 or 35% in cost of revenues;   offset by (d) an increase in licensing and patent expenses of $2,591 or 2%.

Research and Development Expense.  Research and development expense decreased by $33,262 or 7% to $473,653 for the six months ended December 31, 2011 from $506,915 for the six months ended December 31, 2010.  The decrease in research and development expense is primarily attributable to a reduction in the remaining subcontractor expenses related to the SBIR phase II program, and lower stock-based compensation expenses than in prior year comparable period.

Index

General and Administrative Expense.  General and administrative expense decreased by $162,246 or 23% to $531,734  for the six months  ended December 31, 2011 from $693,980 for the six months ended December 31, 2010.  This decrease in our general and administrative expenses is mainly attributed to lower expenses related to the investor relations programs, other expenses and smaller stock-based compensation expenses than in the prior year's comparable period.

Licensing and Patent Expense.  Licensing and patent expense increased by $2,591 or 2% to $167,911 for the six months ended December 31, 2011 from $165,320 for the six months ended December 31, 2010.  This increase was primarily due to higher patent maintenance fees and regulatory expenses related to licenses than those of prior comparable period.

Other Income.  In October 2010, we were awarded a grant of approximately $244,000 before the direct expenses related to the grant application, by the U.S. government under the Qualifying Therapeutic Discovery Project ("QTDP") program to advance the development of the NIMBUS technology for wound dressings and wound drains.  There was no similar income received in the six months period ended December 31, 2011.

Interest Expense.  Interest expense of $226,333 on notes payable for the six months ended December 31, 2011 remained constant in comparison to $226,252  the six months ended December 31, 2010 as there was no new notes payable issued between December 31, 2010 to December 31, 2011.

Net Loss.   Net loss for the six months ended December 31, 2011 was $923,549 or $0.02 per share compared to $815,221 or $0.03 per share for the six months ended December 31, 2010.   This increase is primarily attributable to  a reduction in revenues and the absence of other  income offset by a reduction in general and administrative expenses, a decrease in research and development expenses,  and a decrease in cost of sales.

Comparison of Three Months Ended December 31, 2011 and 2010

Revenues.     During the three months ended December 31, 2011 we had $195,270 of revenues, compared to $221,049 of revenues for the three months ended December 31, 2010, representing a $25,779 or 12% decrease in our revenues.  Our revenues during the three months ended December 31, 2011 consisted of: (a) $56,989, which represented our royalties in the form of revenue share from MultiStat product sales by   BASF,  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); (b) $118,281 royalty and license fees  consisting of $108,949 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $9,332 in license fees representing the earned portion of the license fees from our licenses; and (c) $20,000, which represented the revenue earned from  development projects.

Our revenues during the three months ended December 31, 2010 consisted of (a) $37,216  which represented our royalties from the product sales by BASF; (b) $86,333 royalty and license fees consisting of $4,510 in license fees representing the earned portion of the license fees from our licenses and $81,823 from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc. ; and (c) $97,500, which represented the revenue earned from development projects.

Operating Loss.  Operating loss for the three months ended December 31, 2011 was $404,157 as compared to $455,681 in operating loss for the three months ended December 31, 2010, representing a decrease of 11% or $51,524 in operating loss. The decrease in operating loss was primarily attributable to a decrease in operating expenses of $77,303 offset by a decrease in revenues of $25,779 for the three months ended December 31, 2011.   The decrease in operating expenses was primarily due to the following:  (a) an increase in general and administrative expenses of $76,438 or 24%; (b) a decrease of $963 or 37% in cost of revenues; (c) a slight decrease in licensing and patent expenses of $2,505 or 2%; offset by (d) a slight increase in research and development  expenses of $2,033 or 1%.

Research and Development Expense.  Research and development expense increased modestly by $2,033 or 1% to $234,782 for the three months ended December 31, 2011 from $232,749 for the three months ended December 31, 2010.  The increase in research and development expense is primarily attributable to an increase in trade conference travel and lab supplies expenses offset by lower stock-based compensation expenses than in prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased by $76,438 or 24% to $247,348 for the three months  ended December 31, 2011 from $323,786 for the three months ended December 31, 2010.  This decrease in our general and administrative expenses is mainly attributed to lower expenses related to the investor relations programs and smaller stock-based compensation expenses than in prior year comparable period.

Licensing and Patent Expense.  Licensing and patent expense decreased slightly by $2,505 or 2% to $97,941 for the three months ended December 31, 2011 from $100,446 for the three months ended December 31, 2010.  This decrease was primarily due to lower patent maintenance fees offset by higher regulatory expenses related to licenses than those of prior comparable period.

Other Income.  In October 2010, we were awarded a grant of approximately $244,000 before the direct expenses related to the grant application, by the U.S. government under the Qualifying Therapeutic Discovery Project ("QTDP") program to advance the development of the NIMBUS technology for wound dressings and wound drains.  There was no similar income received in the three months period ended December 31, 2011.

Interest Expense.  Interest expense of $113,124 on notes payable for the three months ended December 31, 2011 remained constant in comparison to $113,161 the  three months ended December 31, 2010 as there was no new notes payable issued between December 31, 2010 to December 31, 2011.

Net Loss.   Net loss for the three months ended December 31, 2011 was $516,936 or $0.01 per share compared to $372,830 or $0.01 per share for the three months ended December 31, 2010.   This increase is primarily attributable to a reduction in revenues and the absence of other income offset by a decrease in general and administrative expenses, and a decrease in licensing and patent expenses.

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

Total cash on hand at December 31, 2011 was $263,655 as compared with $704,559 at September 30, 2011.    Subsequent to December 31, 2011, we collected $162,339 of the outstanding receivable balance as of February 10, 2012.

In November 2011, we entered into a License Agreement (the “Agreement”) with Biosara Corporation ("Biosara") effective as of October 1sr, 2011(the "Effective Date") on an exclusive basis.  In consideration for the execution of the Agreement and for the exclusive license, Biosara shall pay the Company a non-refundable and non-creditable payment upon signing the Agreement.  The Company will receive another non-refundable and non-creditable payment upon the first commercial product sale or twelve (12) months from the Effective Date.  Further, the Company will receive royalty payments on the product sales at different royalty rates pursuant to the sales volumes stipulated in the Agreement.  Biosara must pay a certain minimum royalty amount to the Company each quarter, otherwise the Company may at its option, cancel Biosara’s exclusivity arrangement or terminate the license altogether.

In March 2010,  we entered into License Agreement (the “Agreement”) on an exclusive basis  with a division of a major consumer products company (the "Licensing Party").   In consideration for the execution of the Agreement and for the exclusivity, the Licensing Party shall pay the Company a non-refundable and non-creditable payment.  The Company will receive another non-refundable and non-creditable payment upon meeting a certain condition.  In addition, the Licensing Party shall pay the Company the non-refundable payment that will be creditable towards future earned royalties upon the first commercial product sale.  If the first commercial product sale does not occur by certain future dates, the Licensing Party shall pay the Company additional non-refundable payments that will be creditable against future earned royalties.  Further, the Company will receive royalty payments on the product sales at different royalty rates pursuant to the sales volumes stipulated in the Agreement.  The Licensing Party did not achieve the first commercial sale by the agreed date which requires a milestone payment to the Company.  In addition, the Company have met a certain condition subsequent to December 31, 2011, which requires another milestone payment from the Licensing Party to the Company.

In June 2009, our licensee, Derma Sciences, Inc. launched the commercial sale of BIOGUARD® an advanced wound care product employing our NIMBUS technology.  From the launch date to December 31, 2011, our royalty fees related to this product were approximately $627,000, net of $75,000 of advance royalty fees.  In accordance with the terms of the license agreement, the first $75,000 royalty fees from Derma Sciences were offset against the advance payments we received in 2007, the subsequent royalty fees will be at 20% of the net sales, as defined in the license agreement.   In addition, we granted our licensee a temporary small reduction in the royalty rates on certain cotton-based  BIOGUARD products for a six month period beginning from January 1 to June 30, 2011.  The royalty rate of 20% for these cotton-based products resumed effectively on July 1, 2011. We are unable to determine the royalty fees that we will receive in the future at this time.  We expect minimal direct expenses in relation to this license agreement.

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

Equity Financing and our Cash Requirements

Based on our cash position at December 31, 2011, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $176,000 per month or an aggregate of approximately $2,112,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $77,000 per month or an aggregate $924,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $55,000 in payroll for scientists; (b) $5,000 for outside research and development expenditures; and (c) $17,000 for chemical supplies and laboratory operating expenses, including rent expense;

•	Patent related legal fees of approximately $23,000 per month or an aggregate $276,000 annually; and

•
Operating expenses of approximately $76,000 per month or an aggregate $912,000 over the next twelve (12) months, including business developments, personnel costs, investors relations, director and officer insurance, general liability insurance, investors relations, rent, consulting fees, utilities, legal and accounting fees, and travel.

Our current cash balance of $263,655 as of  December 31, 2011, accounts receivable of approximately $362,000,  approximately $162,000 of which was collected after December 31, 2011, will satisfy our cash requirements for approximately no more than two  (2) months assuming no further receipt of revenues from our licensees and additional debt or equity financing.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings, we will be unable to satisfy our cash requirements beyond approximately no more than two (2) months assuming no further receipts of revenues and additional debt or equity financing.

Index
We are attempting to raise additional cash by means of equity and or debt financing as well as exploring other strategic alternatives. Additionally, we are implementing a cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. In addition, we continue to review and evaluate our cash needs and to take the necessary measures including salary reduction and fee postponement to the future.  However, our ability to raise cash through equity or debt financing with third parties will be difficult in the current credit environment.  There are no assurances that any equity offering and/or debt financing we enter into will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.  Even if we were able to obtain debt or equity financing, the terms of such financing may be very unfavorable to us.  Further, any sale of newly issued debt or equity securities could result in additional dilution to our current stockholders.

As of December 31, 2011, we have ten senior convertible notes payable outstanding to our largest shareholder totaling approximately $5,400,000 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a note payable with our largest shareholder of $247,487 including accrued interest with a maturity date of October 31, 2011and an annual interest rate of 8%  and we are currently in discussion with our largest shareholder regarding the extension of the maturity date.  We also have a senior convertible note payable to a major stockholder with a balance $1,200,830 including accrued interest.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $255,041 including accrued interest with third parties.  These notes have an 8% interest rate per annum with a conversion price of $0.50, a maturity date of June 30, 2014.   In addition, we have a promissory note payable with an officer totaling $110,136 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2013.

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

At December 31, 2011, we had a negative working capital of $511,379 that primarily consisted of: (a) cash of $263,655; (b) accounts receivable of $362,329; (c) accounts payable of $463,118; (d) accrued expenses of $95,530; (e) unearned revenue of $307,228; (d) note payable to related party of $247,487 including accrued interest; and a current portion of long term note payable of $24,000.  At December 31, 2011, we had a stockholders’ deficit of $7,304,720 a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions and the beneficial conversion feature of certain convertible notes.

Cash used in operating activities was $665,295 for the three months ended December 31, 2011. Net cash used in investing activities was $42,417.  Net cash provided by financing activities was $22,000.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of  December 31, 2011:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$7,040,501	$-	$7,040,501	$-	$-
Operating lease obligations (b)	$27,950	$25,800	$2,150	$-	$-

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  December 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended December 31, 2011, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.   Risk Factors

Item 1A is not required to be disclosed by smaller reporting issuers such as the Company.

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

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date:	February 15, 2012	By: /s/ J. Ladd Greeno
J. Ladd Greeno Chief Executive Officer (Principal Executive Officer)

Date:	February 15, 2012	By: /s/ Nam H. Nguyen
Nam H. Nguyen Chief Financial Officer