Form 10-Q
period 2012-03-31
QUICK-MED TECHNOLOGIES INC
filed 2012-05-16
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

As of  March 10, 2012, there were 37,346,154 shares of common stock, par value $0.0001 per share, outstanding.

QUICK-MED TECHNOLOGIES, INC.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
 (UNAUDITED)

ASSETS
	March 31,	June 30,
	2012	2011

Current assets:
Cash and cash equivalents	$21,548	$949,367
Accounts receivable	161,231	305,320
Total current assets	182,779	1,254,687

Property and equipment, net	1,227	1,077

Other assets:
Prepaid expenses	14,191	8,030
Intangible asset, net	423,588	376,746
Total other assets	437,779	384,776
Total assets	$621,785	$1,640,540

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$535,580	$615,393
Unearned revenue	147,896	124,640
Accrued expenses	91,094	90,897
Note payable - related party	251,776	238,817
Current maturity of note payable - officer	27,000	18,000
Total current liabilities	1,053,346	1,087,747

License payable	160,000	160,000
Long-term liability - note payable - officer	79,089	93,941
Long-term liability - convertible note payable	250,000	254,986
Long-term liability - convertible note payable - related party	1,221,832	1,158,373
Long-term liability - convertible note payable - related party	5,578,084	5,337,565
Total liabilities	8,342,351	8,092,612

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 37,346,154 and 37,246,154 shares issued
and outstanding at March 31, 2012 and June 30, 2011	3,735	3,725
Additional paid-in capital	15,448,353	15,420,363
Outstanding stock options	4,131,709	4,085,808
Accumulated deficit	(27,304,363)	(25,961,968)
Total stockholders' deficit	(7,720,566)	(6,452,072)
Total liabilities and stockholders' deficit	$621,785	$1,640,540

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues
Royalty and license fees	$117,867	$77,766	$319,604	$232,067
Product sales	77,433	69,085	284,655	363,568
Research and development service	3,000	10,000	113,000	193,750
Total revenues	198,300	156,851	717,259	789,385

Expenses:
Cost of sales	6,358	5,010	17,724	22,400
Research and development	210,235	247,639	683,889	725,008
General and administrative expenses	210,712	328,019	742,443	1,068,452
Licensing and patent expenses	62,323	60,729	230,233	209,142
Depreciation and amortization	15,757	16,936	48,583	51,403
Total operating expenses	505,385	658,333	1,722,872	2,076,405

Operating loss	(307,085)	(501,482)	(1,005,613)	(1,287,020)

Other income (expense):
Other income, net	-	-	-	195,583
Interest income	58	449	1,371	1,435
Interest expense	(111,819)	(110,865)	(338,153)	(337,117)
Total other income (expense)	(111,761)	(110,416)	(336,782)	(140,099)

Loss before provision (benefit) for income taxes	(418,846)	(611,898)	(1,342,395)	(1,427,119)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(418,846)	$(611,898)	$(1,342,395)	$(1,427,119)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted average common
shares outstanding - basic and diluted	37,346,154	33,088,353	37,346,154	31,930,910

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICT
FOR THE  THREE MONTHS ENDED MARCH 31, 2012
 (UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, December 31, 2011	37,346,154	$3,735	$15,448,353	$(26,885,517)	$4,128,709	$(7,304,720)

Stock-based compensation	-	-	-	-	3,000	3,000
Net loss	-	-	-	(418,846)	-	(418,846)

Balance, March 31, 2012	37,346,154	$3,735	$15,448,353	$(27,304,363)	$4,131,709	$(7,720,566)

See Notes to Unaudited Condensed Financial Statements

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net loss	$(1,342,395)	$(1,427,119)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	48,583	51,403
Stock granted for services	-	18,750
Stock-based compensation	45,901	238,610
Contribution of services	-	50,000
(Increase) decrease in:
Accounts receivable, net	144,089	75,722
Prepaid expenses	(6,161)	790
Increase (decrease) in:
Accounts payable	(79,812)	(47,697)
Accrued interest	318,098	303,907
Other current liabilities	23,452	13,012
Net cash used in operating activities	(848,245)	(722,622)

Cash flows from investing activities:
Property and equipment	(2,315)	-
Intangible assets	(93,259)	(58,478)
Net cash used in investing activities	(95,574)	(58,478)

Cash flows from financing activities:
Proceeds from stock issuance	28,000	799,680
Proceeds from exercise of stock options	-	10,000
Increase in notes payable - officer	-	13,155
Decrease in notes payable - officer	(12,000)	(4,000)
Net cash provided by financing activities	16,000	818,835

Net increase (decrease) in cash and cash equivalents	(927,819)	37,735
Cash and cash equivalents at beginning of period	949,367	628,026
Cash and cash equivalents at end of period	$21,548	$665,761

Supplementary Information:

Cash paid for:
Interest	$10,027	$10,027
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Debt forgiveness by shareholders	$-	$50,000
Stock-based compensation	$45,901	$238,610

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of March 31, 2012 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended March 31, 2012 and 2011, 15,656,867 and 14,982,678 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

The Company recognizes revenue of its research and development service based on the research work performed in accordance or statements of work for joint development agreements and the program requirements including the small business innovation research program and the US Army medical research program based on the research work performed in accordance with the program requirements or statements of work for the joint development agreements.

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of March 31, 2012, the Company’s cash levels did not exceed the federally insured limit.  Beginning December 31, 2010 through December 31, 2012, the Company's bank accounts are fully insured, regardless of the balance of the account at the FDIC-insured institutions as the noninterest-bearing transaction accounts as provided by the section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on the presentation of comprehensive income that will become effective beginning January 1, 2012, with earlier adoption permitted. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance does not have an impact on the Company's financial condition or results of operations.

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment that will become effective beginning January 1, 2012, with earlier adoption permitted if the Company has not yet performed its 2011 annual impairment test or issued our financial statements. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this guidance does not have an impact on the Company's financial statements.

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

During the period ended March 31, 2011, 50,000 options were exercised at $0.20 per share or an aggregate price of approximately $10,000 under the October 2008 stock options agreement.  During the period ended March 31, 2012, a warrant of 10,714 shares was granted in lieu of a $3,000 cash payment to a service provider.  The warrant is vested immediately and has an exercise price of $0.02 per share.  The warrant expires five years from the date of grant.

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

The weighted average grant date fair value of options and warrants granted during the three and nine months ended March 31, 2012 and 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions used; risk-free interest rate of 3%; dividend yield of 0%; expected volatility of 91%; and estimated life of 5 years. Expected volatility is based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

A summary of options for the periods ended March 31, 2012 and 2011 is shown below:

	March 31, 2012		March 31, 2011
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	4,797,270	$0.57	5,389,270	$0.55
Granted	-	-	-	-
Exercised	-	-	(50,000)	0.20
Forfeited	-	-	-	-
Expired	(456,155)	1.05	(545,000)	0.80
Outstanding at end of period	4,341,115	$0.59	4,794,270	$0.57
Exercisable at end of period	4,341,115		4,585,519
Available for issuance at end of period	1,119,473		666,318

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended March 31, 2012 and 2011:

	March 31, 2012		March 31, 2011
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	974,920	$0.47	1,228,803	$0.40
Granted	10,714	0.02	-	-
Exercised	-	-	-	-
Expired	(26,351)	1.02	(248,149)	0.81
Outstanding at end of period	959,283	$0.45	980,654	$0.47
Exercisable at end of period	959,283		949,698

Index

NOTE 4 – NOTES PAYABLE

Short-Term Note

		Interest	Conversion
Related Party	Maturity	Rate	Price	March 31, 2012	June 30, 2011
Note Payable	2011	8%	N/A	$215,000	215,000
Accrued interest				36,776	23,817
Total				$251,776	$238,817

Long-Term Note

		Interest	Conversion	March	June
Related Party	Maturity	Rate	Price	31, 2012	30, 2011
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$1,053,000
Accrued interest				168,832	105,373
Total				$1,221,832	$1,158,373

Others
Senior Convertible Note	2014	8%	$0.50	150,000	150,000
Senior Convertible Note	2014	8%	$0.50	100,000	56,000
Senior Convertible Note	2014	8%	$1.00	-	44,000
Accrued interest				-	4,986
Total				$250,000	$254,986

Officer
Note Payable	2013	8%	N/A	$95,155	$107,156
Accrued interest				10,934	4,785
Total				106,089	111,941
Less current portion				27,000	18,000
Total				$79,089	$93,941

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

Index

NOTE 4 – NOTES PAYABLE, continued

Long-Term Note

		Interest	Conversion
	Maturity	Rate	Price	March 31, 2012	June 30, 2011
Related Party
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	50,000
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	45,000
2009 Senior Convertible Note 3	2013	8%	$0.50	135,000	135,000
2009 Senior Convertible Note 3	2013	8%	$0.60	465,000	465,000
Accrued interest				1,270,504	1,029,985
Total				$5,578,084	$5,337,565

Total long term note payable				$7,129,005	$6,844,865

Total debt				$7,407,781	$7,101,682

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

On December 16, 2010, the Company issued a promissory note to an officer for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has  an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of March 31, 2012, the Company paid an aggregate principal amount of approximately $18,000 to the officer. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

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

At March 31, 2012, the Company accrued interests of $1,270,504, $36,776, $168,832, and $10,934  on the convertible notes and the note payable with the Shareholder, the convertible note with a related party, and the note payable to the officer.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$21,388	$21,388	-	-
Total financial assets	$21,388	$21,388	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$6,685,217	-	-	$6,685,217
Total financial liabilities	$6,685,217	-	-	$6,685,217

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

Index

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with the Shareholder, a major stockholder, and third parties and a promissory note with  an officer during the periods ended March 31, 2012 and  June 30, 2011.

NOTE 7  – SUBSEQUENT EVENTS

In May 2012, the Company signed a Patent and Technology License Agreement (the "Agreement") to license its Stay Fresh® antimicrobial technology to a hosiery manufacturer and distributor.  Under the terms of the Agreement, the licensee will manufacture, distribute, market and sell consumer socks incorporated the Company's proprietary antimicrobial technology.

In April 2012, the U.S. Patent and Trademark Office has issued a Notice of Allowance for the Company's pending patent, "System and Method for Enhancing the Efficacy of Antimicrobial Contact Lenses and Other Surfaces."

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Amendment No. 1 to the Annual Report on Form 10-K/A for our fiscal year ended June 30, 2011.   The terms “Quick-Med”, the "Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements."  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products;  (f) there is no assurance that our technologies or products  will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore,  should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt or equity financings, but there are no assurances that these revenues and  financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to our largest shareholder and a major shareholder, who have  funded our operations, debt obligations, including those that  are secured by our assets and revenues and  are senior obligations; (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; (k) based on our cash position at March 31, 2012, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital; and (l) other risk factors discussed in our annual report  for the fiscal year ended June 30, 2011 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the   consumer and healthcare markets. Our  four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered we believe to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications, including wound care, catheters, tubing, films, and coatings; (2) Stay Fresh® , a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDermTM , a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications.  NIMBUS technology was first commercialized in  June 2009 in an advanced wound care product line by our licensee in the U.S. and Canada institutional markets (i.e. hospitals and health care facilities).  It has also been licensed in separate agreements for the over-the-counter, retail wound care market, for medical adhesives, and for traditional wound care products in India. The Company is targeting NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been commercialized in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including the consumer textile market.  NimbuDerm is also a technology currently being developed.

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

Index
Recent Developments

In May 2012, we entered into a royalty bearing Patent and Technology License Agreement ("Doris License Agreement") with Doris Hosiery Mills, Limited ("Doris License Agreement"), effective as of March 30, 2012, on an exclusive and non-exclusive basis in certain territories. Under terms of the Doris License Agreement, Doris will manufacture, distribute, market and sell consumer socks that incorporate Quick-Med's proprietary Stay Fresh antimicrobial technology.  The Doris License Agreement calls for certain performance requirements in order to maintain the exclusivity.  Doris has expressed that it expects to begin selling socks incorporating our proprietary Stay Fresh® antimicrobial technology this fall.

In April 2012, the U.S. Patent and Trademark Office issued a Notice of Allowance for the Company’s pending patent, “System and Method for Enhancing the Efficacy of Antimicrobial Contact Lenses and Other Surfaces.”  The forthcoming patent covers the method of post-treating NIMBUS contact lens and other NIMBUS surfaces to enhance antimicrobial efficacy and increase biofilm resistance.  By introducing a citrate solution to a surface to which a NIMBUS polymer has been non-leachably bound, the bactericidal performance is improved significantly. This enhancement is particularly useful in achieving antimicrobial protection in delicate materials such as soft contact lenses with gel-like physical properties and a high percentage of water content and where requirements for clarity and material integrity limit the amount of antimicrobial agent that can be employed. A Notice of Allowance communicates the Patent Office’s determination that the applicant is entitled to a patent under the law. The Company expects the new patent to issue in late July.

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

Index

Capital Expenditures and Requirements

From 2000 to March 2012, we have spent approximately $1,013,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provided that we compensated approximately 80,000 common shares, 80,000 stock options and $50,000 in cash  each, to  Dr. Galardy and Dr. Grobelny for the exclusive license of the Ilomastat technology, which they invented.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  stock-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our condensed financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the nine months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our amendment no. 1 to the Annual Report on Form 10-K/A for the year ended June 30, 2011.

Recent Accounting Pronouncements

For a description of the new accounting standards that affect us, see Note 2 of notes to our condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Nine Months Ended March 31, 2012 and 2011

Revenues.     During the nine months ended March 31, 2012 we had $717,259 of revenues, compared to $789,385 of revenues for the nine months ended March 31, 2011, representing a $72,126 or 9% decrease in our revenues.  Our revenues during the nine months ended March 31, 2012 consisted of: (a) $319,604 royalty and license fees  consisting of $287,009 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $32,595 in license and other related fees representing the earned portion of the license fees from our licenses; (b) $284,655, which represented our royalties in the form of revenue share from MultiStat product sales by  BASF Corporation (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); and (c) $113,000, which represented the revenue earned from  development projects.   Our royalties in the form of a revenue share from MultiStat product sales declined $78,913 or approximately 22%, reflecting a lower revenue share under the current BASF Agreement for the nine months period ended March 31, 2012 and a lower total sales of MultiStat product from comparable prior period.  We cannot anticipate MultiStat product sales by BASF for subsequent quarters given current economic market uncertainties in general and the retail cosmetic industry in particular.

Our revenues during the nine months ended  March 31, 2011 consisted of (a) $232,067, from royalty and license fees consisting of $15,911 in license fees representing the earned portion of the license fees from our licenses and $216,156 from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc.; (b) $363,568 which represented our royalties from the product sales by BASF; and (c) $193,750, which represented the revenue earned from development projects.

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

Operating Loss.  Operating loss for the nine months ended March 31, 2012 was $1,005,613 as compared to $1,287,020 in operating loss for the nine months ended March 31, 2011, representing a decrease of 22% or $281,407 in operating loss. The decrease in operating loss was primarily attributable to a decrease in operating expenses of $353,533 offset by a decrease in revenues of $72,126 for the nine months ended March 31, 2012.   The decrease in operating expenses was primarily due to the following:  (a) a decrease    in general and administrative expenses of $326,009 or 31%; (b) a decrease  in research and development expenses of $41,119 or 6%; (c) a decrease of  $4,676 or 21% in cost of revenues;   offset by (d) an increase in licensing and patent expenses of $21,091 or 10%.

Research and Development Expense.  Research and development expense decreased by $41,119 or 6% to $683,889 for the nine months ended March 31, 2012 from $725,008 for the nine months ended March 31, 2011.  The decrease in research and development expense is primarily attributable to a reduction in the compensation expense, the remaining subcontractor expenses related to the SBIR phase II program, and lower stock-based compensation expenses than in prior year comparable period.

Index

General and Administrative Expense.  General and administrative expense decreased by $326,009 or 31% to $742,443  for the nine months  ended March 31, 2012 from $1,068,452 for the nine months ended March 31, 2011.  This decrease in our general and administrative expenses is mainly attributed to lower compensation costs, lower expenses related to the investor relations programs, other expenses and smaller stock-based compensation expenses than in the prior year's comparable period.

Licensing and Patent Expense.  Licensing and patent expense increased by $21,091 or 10% to $230,233 for the nine months ended March 31, 2012 from $209,142 for the nine months ended March 31, 2011.  This increase was primarily due to higher regulatory expenses related to licenses offset by lower patent maintenance fees than those of prior comparable period.

Other Income.  In October 2010, we were awarded a grant of approximately $244,000 before the direct expenses related to the grant application, by the U.S. government under the Qualifying Therapeutic Discovery Project ("QTDP") program to advance the development of the NIMBUS technology for wound dressings and wound drains.  There was no similar income received in the nine months period ended March 31, 2012.

Interest Expense.  Interest expense of $338,153 on notes payable for the nine months ended March 31, 2012 remained consistent in comparison to $337,117  the nine months ended March 31, 2011 as there was no new notes payable issued between March 31, 2011 to March 31, 2012.

Net Loss.   Net loss for the nine months ended March 31, 2012 was $1,342,395 or $0.04 per share compared to $1,427,119 or $0.04 per share for the nine months ended March 31, 2011.   This decrease is primarily attributable to  a reduction in general and administrative expenses, a decrease in research and development expenses,  and a decrease in cost of sales offset by a reduction in revenues and the absence of other  income.

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues.     During the three months ended March 31, 2012 we had $198,300 of revenues, compared to $156,851 of revenues for the three months ended March 31, 2011, representing a $41,449 or 26% increase in our revenues.  Our revenues during the three months ended March 31, 2012 consisted of: (a) $117,867 royalty and license fees  consisting of $102,684 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $15,183 in license  and other related fees representing the earned portion of the license fees from our licenses; (b) $77,433, which represented our royalties in the form of revenue share from MultiStat product sales by BASF, in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); and (c) $3,000, which represented the revenue earned from  development projects.

Our revenues during the three months ended March 31, 2011 consisted of  (a) $77,766 royalty and license fees consisting of $6,891 in license fees representing the earned portion of the license fees from our licenses and $70,875 from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc.; (b) $69,085  which represented our royalties from the product sales by BASF; and (c) $10,000, which represented the revenue earned from development projects.

Operating Loss.  Operating loss for the three months ended March 31, 2012 was $307,085 as compared to $501,482 in operating loss for the three months ended March 31, 2011, representing a decrease of 39% or $194,397 in operating loss. The decrease in operating loss was primarily attributable to a decrease in operating expenses of $152,948 coupled with an increase in revenues of $41,449 for the three months ended March 31, 2012.   The decrease in operating expenses was primarily due to the following:  (a) a decrease in general and administrative expenses of $117,307 or 36%; (b) a decrease of $37,404 or 15% in research and development  expenses; offset by  (c) a slight increase in licensing and patent expenses of $1,594 or 3%; and (d) an increase in cost of revenues of $1,348 or 27%.

Research and Development Expense.  Research and development expense decreased $37,404 or 15% to $210,235 for the three months ended March 31, 2012 from $247,639 for the three months ended March 31, 2011.  The decrease in research and development expense is primarily attributable to a decrease in compensation expense from a voluntary reduction in personnel, a waiver of a partial salary by the VP of research and development and lower stock-based compensation expenses offset by higher outside contract services than in prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased by $117,307 or 36% to $210,712 for the three months  ended March 31, 2012 from $328,019 for the three months ended March 31, 2011.  This decrease in our general and administrative expenses is mainly attributed to lower expenses related to the investor relations programs, travel expenses, a waiver of a partial salary by the CEO and no stock-based compensation expense in the current quarter as compared to approximately $57,000 in prior year comparable period.

Licensing and Patent Expense.  Licensing and patent expense increased slightly by $1,594 or 3% to $62,323 for the three months ended March 31, 2012 from $60,729 for the three months ended March 31, 2011.  This increase was primarily due to higher regulatory expenses related to licenses offset by lower patent maintenance fees than those of prior comparable period.

Interest Expense.  Interest expense of $111,819 on notes payable for the three months ended March 31, 2012 remained consistent in comparison to $110,865 the  three months ended March 31, 2011 as there was no new notes payable issued between March 31, 2011 to March 31, 2012.

Net Loss.   Net loss for the three months ended March 31, 2012 was $418,846 or $0.01 per share compared to $611,898 or $0.02 per share for the three months ended March 31, 2011.   This decrease is primarily attributable to a reduction in general and administrative expenses and in research and development  expenses coupled with an increase in revenues.

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

Total cash on hand at March 31, 2012 was $21,548 as compared with $263,655 at December 31, 2011.    Subsequent to March 31, 2012, we collected approximately $147,000 of the outstanding receivable balance as of May 11, 2012.

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

In March 2010,  we entered into License Agreement (the “Agreement”) on an exclusive basis  with a division of a major consumer products company (the "Licensing Party").   In consideration for the execution of the Agreement and for the exclusivity, the Licensing Party shall pay the Company a non-refundable and non-creditable payment.  The Company will receive another non-refundable and non-creditable payment upon meeting a certain condition.  In addition, the Licensing Party shall pay the Company the non-refundable payment that will be creditable towards future earned royalties upon the first commercial product sale.  If the first commercial product sale does not occur by certain future dates, the Licensing Party shall pay the Company additional non-refundable payments that will be creditable against future earned royalties.  Further, the Company will receive royalty payments on the product sales at different royalty rates pursuant to the sales volumes stipulated in the Agreement.  The Licensing Party did not met achieve the first commercial sale by the agreed date which requires a milestone payment to the Company.  In addition, the Company have met a certain condition subsequent to December 31, 2011, which requires another milestone payment from the Licensing Party to the Company.  In May 2012, the Licensing Party informed us of its intent to discontinue the Agreement.

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

Equity Financing and our Cash Requirements

Based on our cash position at March 31, 2012, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $148,000 per month or an aggregate of approximately $1,776,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $63,000 per month or an aggregate $756,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $43,000 in payroll for scientists; (b) $5,000 for outside research and development expenditures; and (c) $15,000 for chemical supplies and laboratory operating expenses, including rent expense;

•	Patent related legal fees of approximately $20,000 per month or an aggregate $240,000 annually; and

•
Operating expenses of approximately $65,000 per month or an aggregate $780,000 over the next twelve (12) months, including business developments, personnel costs, investors relations, director and officer insurance, general liability insurance, investors relations, rent, consulting fees, utilities, legal and accounting fees, and travel.

Our current cash balance of $21,548 as of  March  31, 2012, and our accounts receivable of approximately $161,000,  approximately $147,000 of which was collected after March 31, 2012, will satisfy our cash requirements for approximately no more than one (1) month assuming no further receipt of revenues from our licensees, additional debt or equity financing, other licensing alternative, and  further reduction of personnel and or expenses.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings and other licensing alternative,  we will be unable to satisfy our cash requirements beyond approximately no more than one (1) month assuming no further receipts of revenues and additional debt or equity financing.

Index

We are attempting to raise additional cash by means of equity and or debt financing as well as exploring other strategic and licensing alternatives.  Further, in late February 2012, our CEO, our VP of Research and Development and our CFO have waived or postponed one-half of their salaries or fees for a three month period with an automatic extension for another three month period unless the officers notify us otherwise.  To date, no officers have notified us to discontinue the waiver or the postponement of salary or fees.  In addition, the personnel has been reduced voluntarily or involuntarily through March 31, 2012.  If it is determined that these steps are not sufficient to match the revenues to the expenses, the officers will further waive or postpone their salaries or fees.  In addition, the expenses will be curtailed including temporary furlough of personnel until circumstances.

Further, we are implementing a cash conservation strategy by extinguishing certain obligations through share-based payments and reducing our use of consulting services. However, our ability to raise cash through equity or debt financing with third parties will be difficult in the current credit environment.  There are no assurances that any equity offering and/or debt financing we enter into will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.  Even if we were able to obtain debt or equity financing, the terms of such financing may be very unfavorable to us.  Further, any sale of newly issued debt or equity securities could result in additional dilution to our current stockholders.

As of March 31, 2012, we have ten senior convertible notes payable outstanding to our largest shareholder totaling approximately $5,600,000 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a note payable with our largest shareholder of $247,487 including accrued interest with a maturity date of October 31, 2011and an annual interest rate of 8%  and we are currently in discussion with our largest shareholder regarding the extension of the maturity date.  We also have a senior convertible note payable to a major stockholder with a balance $1,221,832 including accrued interest.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $250,000 including accrued interest with third parties.  These notes have an 8% interest rate per annum with a conversion price of $0.50, a maturity date of June 30, 2014.   In addition, we have a promissory note payable with an officer totaling $106,089 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2013.

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

At March 31, 2012, we had a negative working capital of $870,567 that primarily consists of: (a) cash of $21,548; (b) accounts receivable of $161,231; (c) accounts payable of $535,580; (d) accrued expenses of $91,094; (e) unearned revenue of $147,896; (d) note payable to related party of $251,776 including accrued interest; and a current portion of long term note payable of $27,000.  At March 31, 2012, we had a stockholders’ deficit of $7,720,566 a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions and the beneficial conversion feature of certain convertible notes.

Cash used in operating activities was $848,245 for the nine months ended March 31, 2012. Net cash used in investing activities was $95,574.  Net cash provided by financing activities was $16,000.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of  March 31, 2012:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$7,129,005	$-	$7,129,005	$-	$-
Operating lease obligations (b)	$23,650	$23,650	-	$-	$-

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended March 31, 2012, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date:	May 16, 2012	By: /s/ J. Ladd Greeno
J. Ladd Greeno Chief Executive Officer (Principal Executive Officer)

Date:	May 16, 2012	By: /s/ Nam H. Nguyen
Nam H. Nguyen Chief Financial Officer