Form 10-K
period 2012-06-30
QUICK-MED TECHNOLOGIES INC
filed 2012-09-28
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2012

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission file number: 000-27545

QUICK-MED TECHNOLOGIES, INC.

(Name of issuer in its charter)

Nevada	65-0797243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

902 NW 4 Street, Gainesville, Florida	32601
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (888) 835-2211

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

         Yes               No     X

     The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of  September 11, 2012, was approximately $1,529,297.

        The number of shares outstanding of the issuer's common equity as of  September 11, 2012 was 37,346,154.

Documents Incorporated by Reference

None

QUICK-MED TECHNOLOGIES, INC.

 ANNUAL REPORT
ON FORM 10-K
For the Year Ended June 30, 2012

 INDEX

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	55

Signatures

Index

PART I

ITEM 1.	BUSINESS

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

We were incorporated in the State of Nevada on April 21, 1997 with the name "Above Average Investments, Ltd." to engage in any lawful corporate purpose. Other than issuing shares to ~~its~~ stockholders, Above Average Investments, Ltd. never commenced operations. In September 2000, Above Average Investments, Ltd. became a public reporting company 60 days following the voluntary filing of   our Form 10-SB Registration Statement with the Securities and Exchange Commission. In March 2001, we acquired all of Quick-Med's issued and outstanding shares of capital stock in exchange for 10,260,000 shares of our common stock. Upon completion of the merger in February 2002, we changed our name  to Quick-Med Technologies, Inc.

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

(1)	NIMBUS
(2)	Stay Fresh
(3)	NimbuDerm
(4)	MultiStat

NIMBUS
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

We have developed “proofs-of-principle” in several applications and are seeking to move these products to the commercialization stage. On September 18, 2006 we received a Phase II SBIR grant for continued work on an advanced wound dressing using the NIMBUS technology and completed our work in June 2010.

In July 2012, we and Derma Sciences, Inc. ("Derma") entered into a Patent and Technology License Agreement (the "Agreement") to license our proprietary NIMBUS  intellectual property exclusively on a worldwide basis other than India.  The Agreement supersedes a Patent and Technology License Agreement, as amended, dated March 23, 2007 to Derma on an exclusive basis within the United States and Canada.   Under the Agreement, we grant Derma certain rights under our proprietary NIMBUS intellectual property basis to make, use, sell and offer for sale the traditional wound care products, as defined, to the institutional market and the veterinary and dental institutional market, as defined.

In consideration for the execution of the Agreement, Derma paid $1.3 million to us shortly after signing and future payments based on the sales of the licensed products reaching certain milestones.  In addition, the royalty rate on the licensed products will be a sliding scale starting at 8.5% and declining as the sales volume increases as stipulated in the Agreement.  Further, Derma agreed to commercialize products utilizing our intellectual property in certain geographic regions within certain time periods measured from the effective date in order to maintain the exclusivity of the intellectual property rights granted in these regions under the Agreement.  The Agreement shall continue to be in effect until the expiration of the last to expire of the Company's proprietary intellectual property.  The Company may revoke the exclusive nature of the license or terminate this agreement early if Derma fails to reach certain revenue milestones.  Derma may terminate this agreement at any time upon 60 days notice.

Index

In October 2011, we entered into a Patent and Technology License Agreement with Biosara Corporation. Under the Agreement, we grant Biosara an exclusive license to our NIMBUS technology for use on 100% rayon sponge gauze for the institutional market in the United States and Canada. Biosara is required to achieve certain agreed minimum royalty fees in order to maintain the exclusivity provisions of the license.

In July, 2010,  we and Viridis BioPharma Pvt. Ltd., an India corporation, ("Viridis") entered into an exclusive Patent and Technology License Agreement as stipulated in the binding term sheet  on March 16, 2010 as filed on Form 8-K dated March 22, 2010.  Under the agreement, we grant rights under our proprietary NIMBUS antimicrobial technology to Viridis to make, use, sell and offer for sale certain wound treatment products  to  the institutional market, pharmaceutical companies, distributors, hospitals, clinics, licensed chemists, pharmacists and medical wings of organizations in the Republic of India and its territories and possessions.  Viridis agreed it would only manufacture the products in India, unless otherwise agreed to by us.  In September 2010, Viridis obtained India FDA clearance to manufacture and market their product in India. Viridis has obtained all the appropriate production equipment and has produced and packaged NIMBUS treated gauze dressings that satisfy efficacy requirements.  Viridis plans to roll out the NIMBUS treated gauze dressings in late fourth calendar quarter 2012.

In April, 2010, we and KCI USA, Inc. (“Kinetic”), a medical technology company, entered into a Development Agreement effective as of March 18, 2010 (the "Effective Date").  The term of the agreement commenced on the Effective Date and ends at  the earlier of completion of development services, as defined in the agreement, provided by us or a period of twelve months.  Under the agreement, the parties agreed to use commercially reasonable efforts during such term to develop technology utilizing our proprietary NIMBUS intellectual property in an advanced wound care substrate.

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

Other important considerations of our flagship NIMBUS technology include:

•
The raw material cost of NIMBUS is more economical than many other competitive active ingredients, such as silver or PHMB (polyhexamethylene biguanide), used in healthcare today.  Additionally, in wound care materials and other roll goods-based substrates, NIMBUS requires no more than standard textile or paper finishing equipment.

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

Stay Fresh
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

In May 2012, we entered into a license agreement  with Doris Hosiery Mills, Limited (“Doris”).  Under the agreement, we grant Doris exclusive right and license in Canada and non-exclusive rights and license in the United States to use our proprietary Stay Fresh™ Technology in the field of hosiery products, including dress socks, casual socks, work socks, sport/athletic socks, and diabetic socks.   The agreement remains effective for five years from the effective date.  Doris has indicated to us that it plans to commercialize the licensed product in the third calendar quarter of 2012.

NimbuDerm
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

External and internal stimuli that cause the overproduction of enzymes known as matrix metalloproteinase can adversely affect the skin and eyes.  MultiStat works by inhibiting the activity of the matrix metalloproteinase enzymes. Independent laboratories as well as our research show that MultiStat is effective in medical (wound care) and consumer (cosmetic) applications.  MultiStat is currently being sold as a performance ingredient to several cosmetics companies via an agreement with BASF, which was renegotiated and effective on March 31, 2011.  Under this agreement, we appointed BASF as an exclusive manufacturer and distributor of our MultiStat Compound, Ilomastat, in the over-the-counter retail cosmetic consumer products in the worldwide territory with the exclusive and non-exclusive licenses of certain patent rights.

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

Under this agreement, we appointed BASF as an exclusive manufacturer and distributor of our MultiStat Compound, Ilomastat, (“QMT Compound”) in the over-the-counter retail cosmetic consumer products in the worldwide territory with the exclusive and non-exclusive licenses of certain patent rights.  In consideration of the rights and appointments, we are entitled to receive distribution fees on a quarterly basis of the contract year minimum sales of products containing QMT Compound in each of the three contract years under the renegotiated terms of the distribution fees as set forth in the agreement.  For the period from the effective date of August 1 to December 31, 2007, the terms of the distribution fees under the Prior Agreements remained in effect.   The contract year began January 1, 2008, and each consecutive 12-month period thereafter during the term of the Agreement.  The term of the Agreement expires on December 31, 2010.  We may terminate this Agreement prior to such expiration upon a material breach by BASF, or BASF’s failure to meet minimum sales requirements.  This agreement was extended through March 31, 2011 and we and BASF entered into a new agreement effective April 1, 2011 through December 31, 2014.

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

Competing antimicrobial technologies include such biocides as silver, PHMB, triclosan and the silane monoquaternary known as Microbe Shield and sold by Mircoban International.  These biocides are antimicrobial treatment agents for textiles that are claimed to have protective effects on the fabric such as against mold and mildew, staining and perspiration odor.

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

Index

Intellectual Property: Patents, and Exclusive Patent Licenses

Our strategy is to research and obtain original patents or, to the extent reasonably available, to license exclusive composition and relevant use patents related to our core technology. We believe that our comparatively strong intellectual property position differentiates us from competing products.

NIMBUS technology and NimbuDerm technology are covered by eight (8) issued U.S. patents,  twelve (12) issued foreign patents (Australia, Canada, China, India, Korea,  Mexico, Russia, and South Africa), and four (4) pending U.S. patent applications, as well as twenty (25) international patent applications filed under the Patent Cooperation Treaty (PCT, a treaty adopted by 142 countries), and a number of foreign patent applications.

MultiStat technology is covered by two issued U.S. patents, one issued foreign patent and five pending international patent applications.

StayFresh technology is covered by one issued U.S. patent, two (2) pending U.S. patent applications and fifteen (15) international patent applications.  Several disclosures are in preparation for filing.

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

Issued and Pending - U.S & Foreign Patents/Applications

We have filed or own joint rights to patents and applications for:

NIMBUS Technology and NimbuDerm Technology

United States Patents	U.S. Patent No.	Date Granted/ Date Expires
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	7,045,673	16 May 2006/ 8 December 2019
€Improved Antifungal Gypsum Board	7,473,474	6 January 2009/ 25 February 2024
* Materials With Covalently Bonded, Nonleachable Polymeric Antimicrobial Surfaces	7,709,694	4 May 2010/ 8 December 2019
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	7,790,217	7 September 2010/ 25 April 2028
€ Gypsum Board Containing Antimicrobial And Antibacterial Compounds	8,007,921	30 August 2011/ 25 February 2024
€ Disinfectant With Quaternary Ammonium Polymers And Copolymers	8,088,400	3 January 2012/ 14 April 2028
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	8,092,854	10 January 2012/ 18 September 2026
* System and Method for Enhancing the Efficacy of Antimicrobial Contact Lenses and Other Surfaces	8,227,017	24 July 2012/ 10 February 2029

Index

Granted Foreign Patents	Patent No.	Date Granted/ Date Expires
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Australia 773,532	9 Sept. 2004/ 8 December 2019
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Canada 2,353,436	8 January 2008/ 8 December 2019
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	China ZL 99814229.8	12 January 2005/ 8 December 2019
* Method Of Attaching An Antimicrobial Compound To The Surface Of A Substrate	India 253984	11 September 2012/ 22 August 2026
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Korea 100689020	23 February 2007/ 8 December 2019
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Mexico 248078	15 August 2007/ 8 December 2019
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Russia 004160	26 February 2004/ 8 December 2019
*Antimicrobial Cationic Electrolyte Coating	South Africa 2008/01601	27 May 2009/ 22 August 2026
* Antimicrobial Cationic Polyelectrolyte Coatings	Australia 2006283043	16 June 2011/ 22 August 2026
* Method Of Attaching An Antimicrobial Cationic Polyelectrolyte To The Surface Of A Substrate	Mexico 297242	20 March 2012/ 22 August 2026
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Australia 2006283042	28 June 2012/ 22 August 2026
€ Disinfectant With Quaternary Ammonium Polymers And Copolymers	South Africa 2008/01557	24 June 2009/ 22 August 2026

Pending United States Patent Applications	U.S. Application No.	Date Filed
€ Disinfectant with Durable Activity Based on Alcohol-Soluble Quaternary Ammonium Polymers and Copolymers	12/350,784	8 January 2009
* Antimicrobial Bandage Material Comprising Superabsorbent and Non-Superabsorbent Layers	12/772,686	3 May 2010
* Polyelectrolyte Complex for Imparting Antimicrobial Properties to a Substrate	12/830,062	2 July 2010
€ Disinfectant With Quaternary Ammonium Polymers And Copolymers	13/341,470	30 December 2011

Pending Foreign Patent Applications	Application No.	Date Filed
* Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Europe 1156766	8 December 1999
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	Brazil PI0617099-4	22 August 2006
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	Canada CA 2620203	22 August 2006
* Antimicrobial Cationic Polyelectrolyte Coating	China CN 101291743	22 August 2006
* Method Of Attaching An Antimicrobial Cationic Polyelectrolyte To The Surface Of A Substrate	Europe 1937418	22 August 2006
* Method Of Attaching An Antimicrobial Cationic Polyelectrolyte To The Surface Of A Substrate	Japan 2008-528126	22 August 2006
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	Australia 2009270715	20 July 2009
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	Brazil P10911004-6	18 January 2011
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	Canada 2731072	18 January 2011
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	China 200980132939.0	23 February 2011
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	Europe EP 20090798855	20 July 2009
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	India 709/DELNP/2011	31 January 2011

Index

Pending Foreign Patent Applications	Application No.	Date Filed
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Brazil PI0617092-7	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Canada 2620175	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	China 200680039366.3	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Europe 06813679.5	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	India 1395/CHENP/2008	20 August 2009
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Japan 2008-528125	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Mexico MX/a/2008/002346	22 August 2006
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Australia 2009204189	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Brazil PI0905679-3	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	China 200980107500.2	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Europe 09701395.7	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	India 710/DELNP/2011	31 January 2011
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Japan 2010-542339	8 January 2009

StayFresh Technology

United States Patents	U.S. Patent No.	Date Granted/ Date Expires
€ Antimicrobial Textiles Comprising Peroxide	8,277,827	( Est. 2 October 2012)/ 8 June 2030

Pending United States Patent Applications	U.S. Application No.	Date Filed
€ Superabsorbent Materials Comprising Peroxide	12/796,708	9 June 2010
€ Antimicrobial Textiles Comprising Peroxide	13/616,209

Index

Pending Foreign Patent Applications	Application No.	Date Filed
€ Superabsorbent Materials Comprising Peroxide	Australia 2010215966	29 July 2011
€ Superabsorbent Materials Comprising Peroxide	Brazil P11006008-1	17 August 2011
€ Superabsorbent Materials Comprising Peroxide	Canada 2,751,852	8 August 2011
€ Superabsorbent Materials Comprising Peroxide	China 2010080017268.6	18 October 2011
€ Superabsorbent Materials Comprising Peroxide	Europe 10744319.4	9 September 2011
€ Superabsorbent Materials Comprising Peroxide	India 6115/DELNP/2011	11 August 2011
€ Superabsorbent Materials Comprising Peroxide	Japan 2011-550328	15 August 2011
€ Antimicrobial Textiles Comprising Peroxide	Australia 2010258863	14 November 2011
€ Antimicrobial Textiles Comprising Peroxide	Brazil SPO18110047902	8 December 2011
€ Antimicrobial Textiles Comprising Peroxide	Canada 2,763,073	22 November 2011
€ Antimicrobial Textiles Comprising Peroxide	China 201080017268.6	18 October 2011
€ Antimicrobial Textiles Comprising Peroxide	Europe 10786726.9	9 December 2011
€ Antimicrobial Textiles Comprising Peroxide	India 9534/DELNP/2011	5 December 2011
€ Antimicrobial Textiles Comprising Peroxide	Japan 2012-514237	30 November 2011
€ Antimicrobial Textiles Comprising Peroxide	Malaysia PI 2011005923	25 November 2011

MultiStat Technology♠

United States Patent	U.S. Patent No.	Date Granted/ Date Expires
♠Synthetic Matrix Metalloprotease Inhibitors and use Thereof	5,773,438	3 June 1998/ 30 June 2015
*Cosmetic Composition and Method	6,713,074	30 March 2004/ 29 June 2021

Granted Foreign Patents	Patent No.	Date Issued
*Cosmetic Composition and Method	Australia 2001273115	30 September 2005

Pending Foreign Patent Applications	Application No.	Date Filed
* Cosmetic Composition and Method	Canada 2,414,247	29 June 2001
* Cosmetic Composition and Method	Europe 01952355.4	29 June 2001
* Cosmetic Composition and Method	Japan 2002-5224467	29 June 2001
* Composition and Method for Minimizing or Avoiding the Adverse Effects of Vesicants	Europe 02807390.6	25 September 2002
* Composition and Method for Minimizing or Avoiding the Adverse Effects of Vesicants	Israel 161057	25 September 2002

€  Owned by Quick-Med Technologies, Inc. (QMT, Inc.)
*  Exclusive to QMT, Inc. (joint ownership with the Univ. of Florida Research Foundation, Inc. exclusive license back from Foundation).
♠ QMT also is licensed under patents from the University of Michigan and certain individuals relating to Ilomastat and associated MMPIs.

Index

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

Exclusive-Licensed U-M Patents/Application Technology

Jurisdiction & Patent/Application Number	Issue Date	Expiry Date	Description
Australia AU 701132	1/21/1999	1/17/2017	Method of Inhibiting Photoaging of Skin
Canada CA 2241981	3/19/2002	1/17/2017	Method of Inhibiting Photoaging of Skin
Japan JP 3705820	10/12/2005	1/17/2017	Method of Inhibiting Photoaging of Skin
Mexico MX 208066	5/31/2002	1/17/2017	Method of Inhibiting Photoaging of Skin
New Zealand NZ 330860	3/27/2000	1/17/2017	Method of Inhibiting Photoaging of Skin
United States US 5,837,224	11/17/1998	1/19/2016	Method of Inhibiting Photoaging of Skin
Australia AU 737376	8/16/2001	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Canada CA 2,281,944	5/15/2007	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
China CN 1251989	1/9/2008	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin

Index

Exclusive-Licensed U-M Patents/Application Technology, continued

Germany DE 69828620	2/17/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Europe Pat Off. EP 1005333	3/14/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
France FR (EP1005333)	1/12/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
United Kingdom GB (EP1005333)	1/12/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Israel IL 131543	8/31/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Japan JP 2002515898 (unexamined)			Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Japan JP 2010195817	pending		Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Mexico MX 245349	4/25/3007	8/24/2019	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
United States US 6,630,516	10/7/2003	2/25/2017	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
United States US 6,919,072	7/19/2005	2/25/2017	Methods and Compositions for Reducing Collagen Loss Due to Chronological Aging in Human Skin
Mexico MX 283269	1/24/2011/	4/2/2019	Methods and Compositions for Reducing Collagen Loss Due to Chronological Aging in Human Skin
United States US 6,683,069	1/27/2004	4/2/2018	Compositions for Reducing UV-Induced Inhibition of collagen synthesis in Human Skin
United States US 7,141,238	11/28/2006	10/17/2018	Methods and Compositions for Reducing UV-Induced Inhibition of collagen synthesis in Human Skin

Japan JP 2002510621	pending		Methods and Compositions for Reducing Collagen Loss Due to Chronological Aging in Human Skin
Mexico MX 283269	1/24/2011	4/2/2019	Methods and Compositions for Reducing Collagen Loss Due to Chronological Aging in Human Skin
United States US 6,683,069	1/27/2004	4/2/2018	Compositions for Reducing UV-Induced Inhibition of collagen synthesis in Human Skin
United States US 7,141,238	11/28/2006	10/17/2018	Methods and Compositions for Reducing UV-Induced Inhibition of collagen synthesis in Human Skin
United States US 7,268,148	9/11/2007	5/20/2019	Compositions and methods for Use Against Acne-Induced Inflammation and Dermal Matrix-Degrading Enzymes
Japan JP 2004536781	pending		Methods and Compositions for Protecting and Restoring Skin Using Selective MMP Inhibitors
Mexico MX 282908	1/14/2011	12/18/2021	Methods and Compositions for Protecting and Restoring Skin Using Selective MMP Inhibitors
Mexico MX 244071	11/9/2003	5/9/2022	Use of Compositions for Treating Rosacea
United States US 7,078,048	7/18/2006	10/28/2022	Method and Compositions for Treating Rosacea
United States US 7,795,302	9/14/2010	12/22/2024	Method and Compositions for Treating Rosacea
Canada CA 2,446,356	7/10/2012	5/9/2022	Use of Compositions for Treating Rosacea

Index

Non-Exclusive U-M Patents/Applications

Jurisdiction & Number	Issue Date	Expiry Date	Description
Australia AU 2002301116	8/31/2006	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
Canada CA 2,292,600	11/27/2007	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
Canada CA 2,601,462	3/15/2011	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin

Israel IL 133194	5/4/2009	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
Japan JP 3554339	8/18/2004	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
New Zealand NZ 501634	2/1/2002	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
New Zealand NZ 513045	2/3/2003	6/3/2018	Protection of Vehicle Passengers from UV Radiation
Taiwan TW 234467	6/21/2005	6/4/2017	Compositions and Methods for Inhibiting Photoaging of Skin
United States US 6,130,254	10/10/2000	6/4/2017	Composition and Method of Inhibiting Photoaging of Skin
United States US 6,365,630	4/2/2002	4/2/2019	Composition and Method of Inhibiting Photoaging of Skin
United States US 6,942,870	9/13/2005	6/4/2017	Compositions and Methods Using Direct MMP inhibitors for Inhibiting Photoaging of Skin
South Africa ZA 98/4791	6/1/1999	6/4/2017	Compositions and Methods for Inhibiting Photoaging of Skin

BASF Corporation

We have an agreement with BASF that grants BASF Corporation, exclusive and non exclusive worldwide right to develop and market certain products relating to skin care that employ our MultiStat® family of MMPIs.

Derma Sciences, Inc.

In April, 2007, we entered into a license agreement with Derma Sciences Inc. for NIMBUS treatment of select substrates used in traditional wound care. In February, 2009 we received FDA market clearance for the NIMBUS gauze wound dressing licensed to Derma Sciences and in June, 2009 Derma Sciences reported first commercial sale of a product, BIOGUARD® wound dressings, employing our NIMBUS technology.   Derma Sciences is marketing and selling the BIOGUARD product to the professional health care market including acute care hospitals, extended care hospitals, nursing homes, and wound care centers.  In July 2012, we entered into a new license agreement with Derma Sciences that grants Derma a worldwide (except for India) exclusive license to our NIMBUS treatment of traditional wound dressings in return for $1.3 million in upfront payment, additional milestone payments and ongoing royalty payments.

Viridis BioPharma Pvt. Ltd.

In July, 2010,  we and Viridis BioPharma Pvt. Ltd., an India corporation, ("Viridis") entered into an exclusive Patent and Technology License Agreement as stipulated in the binding term sheet  on March 16, 2010.  Under the agreement, we grant rights under its proprietary NIMBUS antimicrobial technology to Viridis to make, use, sell and offer for sale certain wound treatment products  to  the institutional market, pharmaceutical companies, distributors, hospitals, clinics, licensed chemists, pharmacists and medical wings of organizations in the Republic of India and its territories and possessions.  Viridis agreed it would only manufacture the products in India, unless otherwise agreed to by us.  In September 2010, Viridis obtained India FDA clearance to manufacture and market their product in India. In December 2011, we amended the agreement to include NIMBUS-treated foam wound dressings. In March 2012, we  extended the term of the agreement.

Index

Avery Dennison Corporation

In April, 2011, we entered into a license agreement (the "Agreement") with Avery Dennison Corporation (“Avery”).  Under the Agreement, we grant Avery a worldwide exclusive right and license to use our proprietary NIMBUS® antimicrobial technology in antimicrobial adhesives for medical devices. In addition, we grant Avery a three-year exclusive single right of first option to negotiate with us for exclusive licenses of a Next Generation Antimicrobial Adhesives Technology and our Stay FreshTM Technology within the adhesives market both of which are our proprietary technologies. As consideration, Avery will pay us lockout fees over a three to four year period and royalties for products to which our technologies are incorporated. Avery will lose the exclusivity of license unless it pays the lockout fees and minimum royalty at agreed times and makes commercially reasonable efforts to generate sales of its products. The Agreement will remain effective until the expiration of the last to expire of our proprietary intellectual property.

Biosara Corporation

In October 2011, we entered into a Patent and Technology License Agreement with Biosara Corporation. Under the agreement, we grant Biosara an exclusive license to our NIMBUS technology for use on 100% rayon sponge gauze for the institutional market in the United States and Canada. Biosara will lose the exclusivity of license unless it pays agreed minimum royalty fees.

Doris Hosiery Mills, Limited

In May 2012, we entered into a license agreement  with Doris Hosiery Mills, Limited (“Doris”).  Under the agreement, we grant Doris exclusive right and license in Canada and non-exclusive rights and license in the United States to use our proprietary Stay Fresh™ Technology in the field of hosiery products, including dress socks, casual socks, work socks, sport/athletic socks, and diabetic socks.   The agreement remains effective for five years from the effective date.  Doris indicated to us that it plans to commercialize the licensed product in the fourth calendar quarter of 2012.

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

Index

Food and Drug Administration

Many of the end-user applications for our technology are regulated in the U.S. as medical devices by the United States Food and Drug Administration ("FDA").  The FDA is responsible for enforcement of the Federal Food, Drug and Cosmetic Act, as amended, (“FDC Act”) which regulates drugs and devices manufactured and distributed in interstate commerce.

The FDC Act requires that all devices for human use marketed in the United States prior to May 28, 1976 (“Pre-amendment Devices”) be classified by the FDA, based on recommendations of expert panels, into one of three regulatory classes. Class I products are subject only to the general controls which apply to all devices, irrespective of class. General controls include the registration of manufacturers, record-keeping requirements, labeling requirements, and Good Manufacturing Practice (“GMP”) regulations.

Class II devices are those for which general controls are not sufficient to ensure safety and effectiveness, and for which enough information exists to develop a standard. These devices are required to meet performance standards established by the FDA. Performance standards may specify materials, construction components, ingredients, labeling and other properties of the device. A standard may also provide for the testing of devices to ensure that different lots of individual products conform to the requirements.

The most restrictive controls are applied to devices placed in Class III. Class III devices are required to have FDA approval for safety and effectiveness before they can be marketed unless the FDA determines that pre-market approval is not necessary. Pre-market approval necessitates the compilation of extensive safety and effectiveness data which is normally expensive to compile. Approval of Class III devices may require several years.

Devices marketed after May 28, 1976 are considered to be one of two kinds: those that are and those that are not substantially the same as a Pre-amendment Device. Those that are substantially equivalent to a Pre-amendment Device are given the same classification as the equivalent Pre-amendment Device. New devices which are not substantially equivalent to Pre-amendment Devices are automatically placed in Class III thereby requiring pre-market approval.

 All manufacturers are required to give the FDA ninety days’ notice before they can introduce a device on the market. During the ninety-day period, the FDA will determine whether the device is or is not substantially equivalent to a Pre-amendment Device.

Pre-Market Approval Pathway

If the FDA determines that the device is not substantially equivalent to a Pre-amendment Device, it is automatically placed in Class III and the manufacturer will have to provide the FDA with a Premarket Approval Application (“PMA”) containing evidence that the device is safe and effective before the device may be commercially distributed to the public. However, the manufacturer may request that the FDA reclassify the device by filing a reclassification petition.

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

FDA Status

In February, 2009, we received clearance from the FDA for our De Novo application of our patented NIMBUS barrier gauze wound care dressings. This represents the first FDA clearance for NIMBUS – an innovative technology that was put through FDA’s De Novo process, a special clearance program for medical devices that are found to be “not substantially equivalent” to any predicate device.

In October, 2009, the FDA issued a guidance document specific to one of the NIMBUS active agents, pDADMAC.  The guidance protects the future applications and submissions for pDADMAC to our patented claims and uses.

In September, 2011, we submitted a 510(k) application for NIMBUS Adhesive Dressings, a medical device incorporating our novel NIMBUS Polyurethane Quat (PUQ) technology. This submission represents our first application for the NIMBUS PUQ technology.  We are in communication with the FDA regarding the classification of the medical device.

In June 2012, we submitted a 510(k) application for the Stay Fresh Skin Fold Management Textile, a medical device incorporating our novel Stay Fresh technology. This represents our first FDA submission involving our Stay Fresh antimicrobial technology. Our application is currently under review by FDA.

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

Employees

We have a total of eight (8) employees, six (6) of whom are full time and two (2) are part time.

Our non full-time employees include several consulting scientists with PhDs in their fields and part time employees to provide the necessary expertise in performing testing and participating in certain of our development projects.

Index

Cost of Compliance with Environmental Laws

Because our potential products will be manufactured and sold by third parties, we are not directly subject to environmental laws other than the requirements applicable to the operation of our Research and Development Center.

Research and Development

During our fiscal year ended June 30, 2012, we spent $847,350 on research and development.  During our 2011 fiscal year, we spent $1,023,068 on research and development.  We intend to continue and expect our research and development efforts to even more focus in the current 2013 fiscal year.

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

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2012 and 2011 because, during those periods, the Company experienced recurring losses and negative cash flows from operations as well as a net capital deficiency at June 30, 2012.  These matters raise substantial doubt about our ability to continue as a going concern.

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
We have incurred annual operating losses since our inception and our operations have never been profitable.  At June 30, 2012, we had an accumulated deficit of $27,648,871.  Our gross revenues for the years ended June 30, 2012 and 2011, were $997,496 and $1,039,578, respectively,  with losses from operations of $1,238,322 and $2,051,789, respectively,  and net losses of $1,686,903 and $2,303,217 respectively.  There can be no assurance that we will ever become profitable. If we do not become profitable, we may have difficulty meeting our business goals.

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

For instance, BASF Corporation develops and commercializes our MultiStat technology pursuant to a manufacturing and distribution agreement, whereby it formulates our proprietary compound to specifications as ordered by cosmetic companies. BASF makes these formulations (“actives”) in kilograms containing our proprietary compound and ships them to cosmetic customers.  They, in turn, will mix the actives in their formulations and sell the products to the end users.  Any event that materially and adversely affects BASF’s ability or willingness to develop such technology will affect our revenues.

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

Index

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

Our common stock is quoted on the Over-the-Counter Quote Board (OTCQB), and there is a limited volume of sales, thus providing limited liquidity for our shares.  As a result, stockholders may be unable to sell their shares in a timely manner.

Our executive officers and directors control a large percentage of our common stock, which allow them to control matters submitted to stockholders for approval.

Our executive officers and directors (and their affiliates), in the aggregate, own approximately 34.9% of our outstanding common stock, and a  significant portion of our outstanding voting stock.  Therefore, our officers and directors and the affiliates have the ability to significantly influence the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs.  This concentration of ownership may have the effect of entrenching management and delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 902 NW 4 Street, Gainesville, Florida.  This 3,200 square foot premises is composed of offices and an equipped laboratory.  We pay monthly lease payment of $2,150 and our lease expires on February 1, 2013.

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

	Year Ended June 30, 2012
	High	Low
Fourth Quarter	$0.16	$0.05
Third Quarter	$0.18	$0.02
Second Quarter	$0.30	$0.01
First Quarter	$0.90	$0.25

	Year Ended June 30, 2011
	High	Low
Fourth Quarter	$0.90	$0.25
Third Quarter	$0.75	$0.30
Second Quarter	$0.72	$0.45
First Quarter	$1.18	$0.55

Holders

As of June 30, 2012, there were 86 holders of record of our common stock.  We have one class of common stock, $0.0001 par value, outstanding.

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

Index

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Incentive Plans

The following table sets forth information regarding awards made through compensation plans or arrangements through June 30, 2012, our most recently completed fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities shown herein)
Equity compensation plans approved by security holders	4,083,970	$0.58	1,376,618
Equity compensation plans not approved by security holders	947,994	$0.48	N/A
Total	5,034,964	$0.56	1,373,618

Our 2001 Equity Incentive Plan (the “2001 Plan”) authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The 2001 Plan was amended and restated to increase the total number of shares available to 6,000,000 shares.  We reserved 6,000,000 shares of our common stock for awards to be made under the 2001 Plan. The 2001 Plan is administered by a committee comprised of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2001 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of 2001 and methods of exercise. Options must vest within ten years. The Board of Directors also authorizes the issuance of warrants, rights to purchase Common Stock, to award or pay for services provided by consultants or non-employees.  These warrants have the same terms as those of the stock options in all material respects. The Plan 2001 description, the warrants program and its activities up to the fiscal year ended are disclosed in our financial statements for the fiscal year ended contained herein. The number of options under the 2001 Plan available for grant at June 30, 2012 was 1,376,618.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes included therein. The terms "the Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc.  This discussion contains forward-looking statements based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include substantial regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of  losses make it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products; (f) there is no assurance that our technologies or products that employ our technologies will be accepted in the marketplace; (g) we do not currently carry product liability insurance and should we be subject to  product liability claims, our financial condition may be adversely affected;  (h) our operations are currently funded by the revenues and our debt and equity financings, however, there are no assurances that such financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to a largest shareholder and a major shareholder, who had funded our operations, debt obligations that are secured by our assets and revenues and are senior obligations; and (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success.  Statements made herein are as of the date of the filing of this Form 10K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Recent Developments

In July 2012, we and Derma Sciences, Inc. ("Derma") entered into a Patent and Technology License Agreement (the "Agreement") to license our proprietary NIMBUS  intellectual property exclusively on a worldwide basis other than India.  The Agreement supersedes a Patent and Technology License Agreement, as amended, dated March 23, 2007 to Derma on an exclusive basis within the United States and Canada.   Under the Agreement, we grant Derma certain rights under our proprietary NIMBUS intellectual property basis to make, use, sell and offer for sale the traditional wound care products, as defined, to the institutional market and the veterinary and dental institutional market, as defined.

In consideration for the execution of the Agreement, Derma paid $1.3 million to us shortly after signing and future payments based on the sales of the licensed products reaching certain milestones.  In addition, the royalty rate on the licensed products will be a sliding scale starting at 8.5% and declining as the sales volume increases as stipulated in the Agreement.  Further, Derma agreed to commercialize products utilizing our intellectual property in certain geographic regions within certain time periods measured from the effective date in order to maintain the exclusivity of the intellectual property rights granted in these regions under the Agreement.  The Agreement shall continue to be in effect until the expiration of the last to expire of the Company's proprietary intellectual property.  The Company may revoke the exclusive nature of the license or terminate this agreement early if Derma fails to reach certain revenue milestones.  Derma may terminate this agreement at any time upon 60 days notice.

Index

In July 2012, Mexico granted us the Mexican Patent No. 297,242 is entitled “Method of Attaching an Antimicrobial Cationic Polyelectrolyte to the Surface of a Substrate.” It remains in effect until August 22, 2026.  Similar patents have been granted in the United States, Australia, and South Africa.

In July 2012, the United States Patent and Trademark Office granted the U.S. Patent No. 8,227,017 entitled, “System and Method for Enhancing the Efficacy of Antimicrobial Contact Lenses and Other Surfaces.” The new patent covers the method of post-treating NIMBUS® contact lens and other NIMBUS surfaces to enhance antimicrobial efficacy and increase biofilm resistance.  By introducing a citrate solution to a surface to which a NIMBUS polymer has been non-leachably bound, the bactericidal performance is improved significantly.

In August 2012, Canadian Intellectual Property Office  granted Canadian Patent No. 2,446,356 entitled “Use of Compositions for Treating Rosacea.” MultiStat is a family of groundbreaking compounds designed to prevent and repair skin damage.  The patent covers methods that supplement traditional treatment of rosacea by addressing the inflammatory and collagen-degrading components of the skin condition.  It covers patent claims that address methods for treating rosacea with an antimicrobial, a retinoid, and an inhibitor of toll-like receptors in both topical and oral applications. The broad range of antimicrobials to be utilized in combination with the MultiStat family includes tetracycline, erythromycin, azithromycin, clarithromycin, milbemycin, aminoglycoside, penicillin (optimally in combination with a beta-lactamase inhibitor), cephalosporin, fluoroquinolone, streptogramin and sulfanomide.

In August 2012, the Australian Patent Office and the patent office of Mexico, Instituto Mexicano de la Propiedad Industrial, granted our pending patent entitled “Disinfectant with Quaternary Ammonium Polymer and Copolymers” in their respective jurisdictions. Additionally, the State Intellectual Property of the People’s Republic of China issued a “Notification to Grant an Invention Patent” for this pending patent in China.  The three new patents are similar to U.S. Patent No. 8,088,400, also entitled “Disinfectant with Quaternary Ammonium Polymer and Copolymers.” They cover our novel polyurethane-modified polycation, the newest member of the NIMBUS technology family of antimicrobials.  NIMBUS technology encompasses the chemistry of antimicrobials that comprise a high charge density polycation built into the backbone of various polymers, in this case, polyurethane.

In August 2012, the United States Patent and Trademark Office issued a notice of allowance for a patent protecting Stay Fresh®, our revolutionary new antimicrobial technology.  Stay Fresh Antimicrobial technology is eco-friendly, safe, non-toxic, and cost effective.  Textiles treated with Stay Fresh have been proven to retain potent antimicrobial activity for as many as 100 wash cycles, with reduction of bacterial levels by up to 99.9999%.  The active antimicrobial agent utilized in Stay Fresh is hydrogen peroxide, which is non-toxic, and degrades to eco-friendly water and oxygen.

Capital Expenditures and Requirements

From 2000 to June 2012, we spent approximately $1,021,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobeny. This license agreement provides that we compensate Dr. Galardy and Dr. Grobeny with our common stock and cash for the exclusive license of the Ilomastat technology invented by them.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  share-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.

Index

Results of Operations

Comparison of Years Ended June 30, 2012 and 2011

Revenues.  During the year ended June 30, 2012 we had $997,496 of revenues, compared to $1,039,578  of revenues for the year ended June 30, 2011, representing a slight decrease of 4% in our revenues.  Our revenues during the year ended June 30, 2012 consisted of: (a) $450,654 royalty and license fees  consisting of $371,120 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $79,534  in license and other related fees representing the earned portion of the license fees from our licenses; (b) $425,842  which represented our royalties in the form of revenue share from the MultiStat product sales by BASF Corporation (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”); and (c) $121,000  which represented the revenue earned  from the joint development projects.   Our royalty fees from Derma will be lower in the near future with a lower royalty rate of 8.5% from the 20% under the new license agreement effective in July 2012.  Derma  paid us $1.3 million under the terms of the license agreement.  Our royalties in the form of a revenue share from MultiStat product sales declined  approximately $67,000 or 14%, reflecting a lower revenue share under the current BASF Agreement for the period ended June 30, 2012 and a slightly lower total sales of MultiStat product from comparable prior period.  We cannot anticipate MultiStat product sales by BASF for subsequent quarters given current economic market uncertainties in general and the retail cosmetic industry in particular.

Our revenues during the year ended June 30, 2011 consisted of: (a) $303,256 in royalty and license  fees consisting of $279,264 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $23,992 in license fees representing the earned portion of the license fees from our licensees; (b) $492,572, which represented our royalties from the product sales by BASF; and (c) $243,750 which represented the revenue earned from the small business innovation research program and the revenue earned from the joint development projects.

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

Operating Loss.  Operating loss for the year ended June 30, 2012 was $1,238,322 as compared to $2,051,789 in operating loss for the year ended June 30, 2011, representing a  decrease of  40% or $813,467  in operating loss. The decrease in operating loss was primarily attributable to a decrease in expenses of $855,549 coupled with a slight decrease in revenues of $42,082 for the fiscal year ended June 30, 2012.   The decrease in expenses was primarily due to:  (a) a decrease in general and administrative expenses of $654,177 or 40%; (b) a decrease of $175,718 or 17% in research and development  expenses; (c) a decrease of $24,277 or 8% in licensing and patent expenses; and  (d) a slight increase of $2,782 or 12% in cost of revenues.

Research and Development Expense.  Research and development expense decreased by $175,718 or 17% to $847,350 for the year ended June 30, 2012, from $1,023,068  for the year ended June 30, 2011.  The decrease in research and development expense is primarily attributable to a reduction in the compensation expense, and lower stock-based compensation expense than in prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased by $654,177 or 40% to $998,393 for the year  ended June 30, 2012, from $1,652,570  for the year ended June 30, 2011.  This decrease in our general and administrative expenses mainly attributed to lower compensation costs, lower expenses related to the investor relations programs, other expenses and smaller stock-based compensation expenses than in the prior year's comparable period.

Licensing and Patent Expense.  Licensing and patent expense decreased by $24,277 or 8% to $299,163 for the year ended June 30, 2012 from $323,440 for the year ended June 30, 2011.  This decrease was primarily due to lower consulting patent legal fees and annual annuity fees for our patents and patent applications offset by higher regulatory expenses related to licenses than those of prior comparable period.

Other Income.  In October 2010, we were awarded a grant of approximately $244,000 before the direct expenses related to the grant application, by the U.S. government under the Qualifying Therapeutic Discovery Project ("QTDP") program to advance the development of the NIMBUS technology for wound dressings and wound drains.  There was no similar income received in the period ended June 30, 2012.

Interest Expense.  Interest expense on notes payable for the year ended June 30, 2012 was approximately the same for the years ended June 2012 and 2011, $449,956 and  $449,141, respectively, as there was no new notes payable issued during the year ended June 30, 2012.

Net Loss.   Net loss for the year ended June 30, 2012 was $1,686,903 or $0.05 per share compared to $2,303,217 or $0.07 per share for the year ended June 30, 2011.  This decrease is primarily attributable to  a reduction in general and administrative expenses, a decrease in research and development expenses,   a decrease in licensing and patent expenses, and a reduction in revenues offset by the absence of other  income.

Index

Liquidity and Capital Resources

Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2012 and 2011 as we have experienced recurring losses and negative cash flows from operations in these periods.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at June 30, 2012 was $80,502 as compared with $949,367 at June 30, 2011.   In July 2012, we received approximately $1,300,000 as part of the new license agreement with our licensee, Derma Sciences, Inc. ("Derma")  As of September 5, 2012, we  collected  approximately $105,000 of the outstanding receivable balance.

In July 2012, we and Derma entered into a Patent and Technology License Agreement (the "Agreement") to license our proprietary NIMBUS  intellectual property exclusively on a worldwide basis other than India.  The Agreement supersedes a Patent and Technology License Agreement, as amended, dated March 23, 2007 to Derma on an exclusive basis within the United States and Canada.   Under the Agreement, we grant Derma certain rights under our proprietary NIMBUS intellectual property basis to make, use, sell and offer for sale the traditional wound care products, as defined, to the institutional market and the veterinary and dental institutional market, as defined.

In consideration for the execution of the Agreement, Derma paid $1.3 million to us shortly after signing and future payments based on the sales of the licensed products reaching certain milestones.  In addition, the royalty rate on the licensed products will be a sliding scale starting at 8.5% and declining as the sales volume increases as stipulated in the Agreement.  Further, Derma agreed to commercialize products utilizing our intellectual property in certain geographic regions within certain time periods measured from the effective date in order to maintain the exclusivity of the intellectual property rights granted in these regions under the Agreement.  The Agreement shall continue to be in effect until the expiration of the last to expire of the Company's proprietary intellectual property.  The Company may revoke the exclusive nature of the license or terminate this agreement early if Derma fails to reach certain revenue milestones.  Derma may terminate this agreement at any time upon 60 days notice.  We anticipate that our royalty fees from Derma will be lower in the near future with a lower royalty rate of 8.5% from the 20% under the Agreement.  We are unable to determine how much of the royalty fees we will receive in the future at this time.  We expect minimal direct expenses in relation to this Agreement.
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

In March 2010,  we entered into License Agreement (the “Agreement”) on an exclusive basis  with a division of a major consumer products company (the "Licensing Party").   In consideration for the execution of the Agreement and for the exclusivity, the Licensing Party shall pay the Company a non-refundable and non-creditable payment.  The Company will receive another non-refundable and non-creditable payment upon meeting a certain condition.  In addition, the Licensing Party shall pay the Company the non-refundable payment that will be creditable towards future earned royalties upon the first commercial product sale.  If the first commercial product sale does not occur by certain future dates, the Licensing Party shall pay the Company additional non-refundable payments that will be creditable against future earned royalties.  Further, the Company will receive royalty payments on the product sales at different royalty rates pursuant to the sales volumes stipulated in the Agreement.  The Licensing Party did not meet the first commercial sale by the agreed date which requires a milestone payment to the Company.  In addition, the Company has met a condition subsequent to December 31, 2011, which requires another milestone payment from the Licensing Party to the Company.  We have served a termination notice to the Licensing Party in accordance with the terms of the Agreement subsequent to being informed of the Licensing Party of its intent to discontinue the Agreement and receipt of a proposed termination with terms and conditions that we deem unreasonable.

Equity Financing and our Cash Requirements

Based on our cash position at June 30, 2012, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $136,000 per month or an aggregate of approximately $1,632,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $51,000 per month or an aggregate $612,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $35,000 in payroll for scientists; (b) $4,000 for outside research and development expenditures; and (c) $12,000 for chemical supplies and laboratory operating expenses, including rent expense;

•	Patent related legal fees of approximately $20,000 per month or an aggregate $240,000 annually; and

•
Operating expenses of approximately $65,000 per month or an aggregate $780,000 over the next twelve (12) months, including business development, regulatory fees, personnel costs, outbound royalty fees, director and officer insurance, general liability insurance, interest payments, investors relations, consulting fees, utilities, legal and accounting fees, and travel.

Our current cash balance of $80,502 as of  June 30, 2012, the receipt of approximately $1,300,000 from our licensee and the collection of accounts receivable of  $105,123 after June 30, 2012, less disbursements of the existing obligations of approximately $450,000, will satisfy our cash requirements for approximately more than seven (7) months assuming no further receipts of revenues from our licensees and additional debt or equity financing, other licensing alternative, and further reduction in expenses.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings and other licensing alternative, we will be unable to satisfy our cash requirements beyond approximately more than seven (7) months assuming no further receipts of revenues and additional debt or equity financing.

Index

We are attempting to raise additional cash by means of equity and or debt financing as well as exploring other strategic and licensing alternatives. Effective August 15, 2012, we made certain management changes including the voluntary resignations of our CEO and our VP of Research and Development.  These responsibilities were assumed by our current employees.  These changes will result in a net cash savings of approximately $350,000 per year.

Further, we are implementing a cash conservation strategy by extinguishing obligations through share-based payments and reducing our use of consulting services. However, our ability to raise cash through equity or debt financing with third parties will be difficult in the current credit environment.  There are no assurances that any planned equity offering and/or debt financing will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.  Even if we were able to obtain debt or equity financing, the terms of such financing may be very unfavorable to us.  Further, any sale of newly issued debt or equity securities could result in additional dilution to our current stockholders.

As of June 30, 2012, we have ten senior convertible notes payable outstanding to our largest shareholder totaling approximately $5,660,000 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a note payable with our largest shareholder of $256,064 including accrued interest with a maturity date of December 31, 2013 and an annual interest rate of 8%.    We also have a senior convertible note payable to a major stockholder with a balance $1,242,834 including accrued interest.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of  December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $254,986 with third parties.  These notes have an 8% interest rate per annum with a conversion prices ranging from $0.50 per share, a maturity date of June 30, 2014.   In addition, we have a promissory note payable with a related party totaling $102,025 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2013.

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

At June 30, 2012, we had a net negative working capital of $847,717 that primarily consists of: (a) cash of $80,502; (b) accounts receivable of $105,123; (c) accounts payable of $714,110; (d) accrued expenses of $188,275; (e) unearned revenue of $100,957; and (f) current portion of note payable to an officer of $30,000.  At June 30, 2012, we had a stockholders’ deficit of $8,065,074, a portion of which is due to non-cash share based compensation expense and non-cash charge to interest expense from the beneficial conversion feature of the convertible notes.

Cash used in operating activities was $774,737 for the year ended June 30, 2012. Net cash used in investing activities was $104,128.  Net cash provided by financing activities was $10,000.

During the year ended June 30, 2011, we received (a) $1,522,680 from the sale of approximately 5,400,000 shares of our restricted common stock;  (b) $10,000 in cash from the exercise of stock options; (c) 13,155 from a note payable to an officer; and (d) the principal payment of $6,000 to a note payable of an officer.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of June 30, 2012:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$7,483,582	$-	$7,483,582	$-	$-
Operating lease obligations (b)	$15,050	$15,050	$-	$-	$-

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Quick-Med Technologies, Inc.

We have audited the accompanying balance sheets of Quick-Med Technologies, Inc. (the “Company”) as of June 30, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the years ended June 30, 2012 and 2011, and has a net capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
September 28, 2012

Index

QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2012 AND 2011

ASSETS
	2012	2011

Current assets:
Cash and cash equivalents	$80,502	$949,367
Accounts receivable	105,123	305,320
Total current assets	185,625	1,254,687

Property and equipment, net	1,084	1,077

Other assets:
Prepaid expenses	8,472	8,030
Intangible asset, net	416,669	376,746
Total other assets	425,141	384,776
Total assets	$611,850	$1,640,540

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$714,110	$615,393
Unearned revenue	100,957	124,640
Accrued expenses	188,275	90,897
Current maturity of note payable - related party	30,000	18,000
Total current liabilities	1,033,342	848,930

License payable	160,000	160,000
Long-term liability - note payable - related party	72,025	93,941
Long-term liability - note payable - related party	256,064	238,817
Long-term liability - convertible note payable	254,986	254,986
Long-term liability - convertible note payable - related party	1,242,834	1,158,373
Long-term liability - convertible note payable - related party	5,657,673	5,337,565
Total liabilities	8,676,924	8,092,612

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 37,346,154 and 37,246,154 shares issued
and outstanding at June 30, 2012 and June 30, 2011	3,735	3,725
Additional paid-in capital	15,448,353	15,420,363
Outstanding stock options	4,131,709	4,085,808
Accumulated deficit	(27,648,871)	(25,961,968)
Total stockholders' deficit	(8,065,074)	(6,452,072)
Total liabilities and stockholders' deficit	$611,850	$1,640,540

See accompanying notes to financial statements.

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Revenues
Royalty and license fees	$450,654	$303,256
Product sales	425,842	492,572
Research and development service	121,000	243,750
Total revenues	997,496	1,039,578

Expenses:
Cost of sales	26,714	23,932
Research and development	847,350	1,023,068
General and administrative expenses	998,393	1,652,570
Licensing and patent expenses	299,163	323,440
Depreciation and amortization	64,198	68,357
Total operating expenses	2,235,818	3,091,367

Operating loss	(1,238,322)	(2,051,789)

Other income (expense):
Other income, net	-	195,583
Interest income	1,375	2,130
Interest expense	(449,956)	(449,141)
Total other expense	(448,581)	(251,428)

Loss before provision for income taxes	(1,686,903)	(2,303,217)

Provision for income taxes	-	-

Net loss	$(1,686,903)	$(2,303,217)

Net loss per share - basic and diluted	$(0.05)	$(0.07)

Weighted average common
shares outstanding - basic and diluted	37,346,154	32,951,263

See accompanying notes to financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2010	31,357,297	$3,136	$13,576,122	$(23,658,751)	$3,786,351	$(6,293,142)

Stock issuance for cash	5,438,143	543	1,522,137	-	-	1,522,680
Stock-based compensation	-	-	-	-	308,957	308,957
Stock issuance for services	400,714	41	123,909	-	-	123,950
Exercise of stock options	50,000	5	19,495	-	(9,500)	10,000
Debt forgiveness by shareholders	-	-	50,000	-	-	50,000
Reduction of conversion price on convertible debt	-	-	128,700	-	-	128,700
Net loss, July 1, 2010 to June 30, 2011	-	-	-	(2,303,217)	-	(2,303,217)

Balance, June 30, 2011	37,246,154	3,725	15,420,363	(25,961,968)	4,085,808	(6,452,072)

Stock-based compensation	-	-	-	-	45,901	45,901
Stock issuance for cash	100,000	10	27,990	-	-	28,000
Net loss, July 1, 2011 to June 30, 2012	-	-	-	(1,686,903)	-	(1,686,903)

Balance, June 30, 2012	37,346,154	$3,735	$15,448,353	$(27,648,871)	$4,131,709	$(8,065,074)

See accompanying notes to financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(1,686,903)	$(2,303,217)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	64,198	68,357
Allowance for doubtful accounts	200,000	-
Stock granted for services	-	123,950
Stock-based compensation	45,901	308,957
Reduction in conversion price on convertible debt	-	128,700
Contribution of services	-	50,000
(Increase) decrease in:
Accounts receivable	197	30,757
Prepaid expenses	(442)	1,627
Increase in:
Accounts payable	98,718	4,374
Accrued interest	429,900	415,931
Other current liabilities	73,694	24,963
Net cash used in operating activities	(774,737)	(1,145,601)

Cash flows from investing activities:
Property and equipment	(2,315)	(540)
Intangible assets	(101,813)	(72,354)
Net cash used in investing activities	(104,128)	(72,894)

Cash flows from financing activities:
Proceeds from stock issuance	28,000	1,522,680
Proceeds from exercise of stock options	-	10,000
Increase in notes payable - related party	-	13,155
Decrease in notes payable - related party	(18,000)	(6,000)
Net cash provided by financing activities	10,000	1,539,835

Net (decrease) increase in cash and cash equivalents	(868,865)	321,340
Cash and cash equivalents at beginning of period	949,367	628,026
Cash and cash equivalents at end of period	$80,502	$949,366

Supplementary Information:

Cash paid for:
Interest	$20,054	$20,054
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Debt forgiveness by shareholders	$-	$50,000
Stock-based compensation	$45,901	$432,907

See accompanying notes to financial statements.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO  FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Founded in April 1997, Quick-Med Technologies Inc. (the ”Company”) is a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. The Company’s four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay Fresh® is a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; (3) NimbuDerm® is a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs; and (4) MultiStat, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional  market in June 2009.  The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been commercialized in a cosmetic product line with the anti-aging products.  Stay Fresh is currently being commercialized with a broad range of potential applications including consumer textile market.  NimbuDerm is also a technology currently being developed.  In each instance, the Company intends to form joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of June 30, 2012 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible. The allowance for doubtful accounts at June 30, 2012 was $200,000.

Research and Development Costs

Research and development costs are expensed as incurred.

Index

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended June 30, 2012 and 2011, 15,874,774 and 15,346,539  diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

The Company recognizes royalty fee income based on the net sales of Bioguard® product by our licensee, Derma Sciences Inc., in accordance with the specified terms of the license agreement.

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

Index

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Share-Based Compensation

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of June 30, 2012 and 2011, the Company’s cash levels did  exceed the federally insured limit by approximately $0 and $674,000, respectively.  Beginning December 31, 2010 through December 31, 2012, the Company's bank accounts are fully insured, regardless of the balance of the account at the FDIC-insured institutions as the noninterest-bearing transaction accounts as provided by the section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The credit risk of the accounts receivable is considered limited given the customers’ credit rating.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04. The amendments in this ASU generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. The Company will adopt these amendments on a prospective basis and does not expect any impact on its financial condition or results of operations.

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment that became effective beginning in January 2012 for the Company. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this guidance did not impact the Company's  financial condition or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard becomes effective for annual and interim impairment tests performance for fiscal years beginning after September 15, 2012, with early adoption allowed. The Company does not expect the adoption of this standard will have a material effect on its financial condition or results of operations.

Index

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2012 and 2011:

	2012	2011

Computer equipment	$28,990	$26,675
Equipment	32,942	32,942
Less: accumulated depreciation	(60,848)	(58,540)
Net property and equipment	$1,084	$1,077

Depreciation expense for the years ended June 30, 2012 and 2011 was $2,308 and $6,466, respectively.

NOTE 4 – INTANGIBLE ASSETS

License Agreement

The Company has a license agreement with two inventors (“Licensors”) for the worldwide rights to the MMP inhibitors and uses thereof.  The license agreement transfers to the Company the technology that is the subject of issued patents as well as pending patent applications, which were filed by the original inventors. The licenses are amortized on a straight-line basis over the estimated useful lives of the underlying patents or the license agreement. The U.S. patents expire beginning November 2007 through December 2019 and the international patents expire beginning on November 21, 2011 through December 8, 2019.  Accumulated amortization for the years ended June 30, 2012 and 2011 was $604,811 and $542,921, respectively.

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

If a milestone on the “Civilian Chemical Burn” and “Other topical Medical Uses” categories is not met by the third anniversary of the agreement, the licenses granted within these categories become nonexclusive. The Company elected not to pay each inventor $25,000 per year until all such milestones are met.  At June 30, 2012 and 2011, the balance due under the license agreement is $160,000.

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

Index

NOTE 4 – INTANGIBLE ASSETS, continued

During the fiscal years 2012 and 2011, the Company was granted certain US and international patents and  filed a number of US and international patent applications for its NIMBUS,  Stay Fresh , and NimbuDerm  technologies and applied for certain trademarks. As of June 30, 2012 and 2011, the total capitalized costs for the patent applications and trademarks were $373,357 and $271,544, respectively.

	June 30, 2012		June 30, 2011
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets

License agreement	$648,123	$(604,811)	$648,123	$(542,921)
Patents in process	373,357	-	271,544	-
Total	$1,021,480	$(604,811)	$919,667	$(542,921)

Amortization of patents in process commences when the patents are issued.

	June 30, 2012		June 30, 2011
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Aggregate Amortization Expense

For the years ended	$61,890	$604,811	$61,890	$542,921

Estimated Amortization Expense	Amount

For the year ended June 30, 2013	$43,312
For the year ended June 30, 2014	$-
For the year ended June 30, 2015	$-
For the year ended June 30, 2016	$-
For the year ended June 30, 2017	$-

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Fiscal 2012

In July 2011, the Company issued 100,000 shares of restricted common stock for an aggregate price of approximately $28,000 or $0.28 per share.

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

NOTE 6 - COMMITMENTS

The Company leases a laboratory facility in Gainesville, Florida. The lease expires in February 1, 2013. Rent expense for the years ended June 30, 2012 and 2011 was  $27,380 and $26,367, respectively.

The following is a schedule of minimum future payments on the operating lease as of June 30, 2012:

For The Years Ending June 30,

2013	15,050
2014	-
Thereafter	-
Total	$15,050

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

On November 17, 2009, the Board of Directors (the "Board') granted 681,785 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2009. In addition, the Board granted 248,564 warrants payments to consultants for payments of their services and incentive performance awards.  Of 681,785 stock options grant, approximately 115,428 were awarded to the board members for their services and were vested on the date of grant. Of 248,564 warrants issued, 99,977 warrants were vested immediately on the grant date. The remainder 566,357 stock options and 148,587 warrants were vested one-third immediately, one-third were vested on November 17, 2010 and the remaining one-third were vested on November 17, 2011, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.   The exercise price of those stock options and warrants is $0.77 per share.  The weighted average grant date fair value of options and warrants was $0.48 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.  During the year ended June 30, 2012, 35,500 options were forfeited.

On October 27, 2008, the Board of Directors (the “Board”) granted 1,335,102 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2008. In addition, the Board granted 705,302 warrants payments to consultants for payments of their services and incentive performance awards.  Further, 60,000 shares of restricted common stock were issued to a consultant as payment for services.  Of 1,335,102 stock options grant, approximately 464,102 were awarded to the board members for their services and were vested on the date of grant. Of 705,302 warrants issued, 240,302 warrants were vested immediately on the grant date. The remainder 871,000 stock options and 465,000 warrants were vested one-third immediately, one-third were vested on October 27, 2009 and the remaining one-third were vested on October 27, 2010, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.20 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options and warrants was $0.19 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.   During the year ended June 30, 2012, 72,000 options were forfeited.

On April 18, 2008, the Board of Directors (the “Board”) granted 148,571 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2007 for those elected to receive common stocks and all shares were immediately vested.  In addition, the Board granted 1,074,666 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2007.  The stock options were vested one-third immediately, one-third was vested on April 17, 2009 and the remaining one-third was vested on April 17, 2010, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The exercise price of those stock options is $0.42 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.32 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.  During the year ended June 30, 2012, 146,645 options were forfeited.

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

Index

NOTE 7 – STOCK OPTIONS AND WARRANTS, continued

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

The weighted average grant date fair value of options and warrants granted during the fiscal years ended June 30, 2012 and 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions used; risk-free interest rate of 3%; dividend yield of 0%; expected volatility of 91%; and estimated life of 5 years. Expected volatility is based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

A summary of options for the years ended June 30, 2012 and 2011 is shown below:

	June 30, 2012		June 30, 2011
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	4,794,270	$0.57	5,389,270	$0.55
Granted	-	-	-	-
Exercised	-	-	(50,000)	0.20
Forfeited	-	-	-	-
Expired	(710,300)	0.82	(545,000)	0.80
Outstanding at end of period	4,083,970	$0.58	4,794,270	$0.57
Exercisable at end of period	4,083,970		4,723,475
Available for issuance at end of period	1,376,618		666,318

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the years ended June 30, 2012 and 2011:

	June 30, 2012		June 30, 2011
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	974,920	$ 0.47	1,228,803	$ 0.40
Granted	10,714	0.02	-	-
Exercised	-	-	-	-
Expired	(37,640)	0.96	(253,883)	0.83
Outstanding at end of period	947,994	$ 0.48	974,920	$ 0.47
Exercisable at end of period	947,994		956,347

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

The Company adopted the provisions of ASC 740: Income Taxes.  The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  As of June 30, 2012 and 2011, the Company has no liabilities for uncertain tax positions.  The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.  In general, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2007.

The provision for income taxes consists of the following:

	2012	2011
Current	$-	$-
Deferred	-	-
	$-	$-

Deferred tax assets for June 30, 2012 and 2011 consist of the following:

	2012	2011
Deferred tax asset:
Depreciation and amortization	$7,985	$955
Stock based compensation	3,134,667	3,129,731
Net operating loss carry forward	5,709,372	5,288,882
Interest accrual	339,934	180,056
Research tax credit	7,203	7,203
Less: valuation allowance	(9,199,161)	(8,606,827)
Deferred tax asset	$-	$-

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended June 30, 2012 and 2011 is as follows:

	2012	2011

Federal income tax at statutory rate of 34%	$(573,547)	$(630,135)
State tax, net of federal benefit	(52,636)	(67,276)
Other	33,349	99,224
Valuation allowance	592,834	598,187
	$-	$-

As of June 30, 2012, the Company had a net operating loss carry forward of approximately $15,200,000 which will begin to expire in 2017.

Index

NOTE 9 – NOTES PAYABLE

Long-Term Note

		Interest	Conversion
Related Party	Maturity	Rate	Price	June 30, 2012	June 30, 2011
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$1,053,000
Accrued interest				189,834	105,373
Total				$1,242,834	$1,158,373

Others
Senior Convertible Note	2014	8%	$0.50	150,000	150,000
Senior Convertible Note	2014	8%	$0.50	100,000	56,000
Senior Convertible Note	2014	8%	$1.00	-	44,000
Accrued interest				4,986	4,986
Total				$254,986	$254,986

		Interest	Conversion
	Maturity	Rate	Price	June 30, 2012	June 30, 2011
Related Party
Note Payable	2013	8%	N/A	$89,155	$107,156
Accrued interest				12,870	4,785
Total				102,025	111,941
Less current portion				30,000	18,000
Total				$72,025	$93,941

Related Party
Note Payable	2013	8%	N/A	$215,000	$215,000
Accrued interest				41,064	23,817
Total				$256,064	$238,817

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

On December 16, 2010, the Company issued a promissory note to a related party for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has  an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of June 30, 2012 and 2011, the Company paid an aggregate principal amounts of $18,000 and $6,000, respectively. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

Effective March 15, 2010, the Company issued a $215,000 promissory note payable to the largest shareholder.  The Company received the borrowings (the "Advances") in a series of $50,000 on January 29, February 12 and March 15, 2010, $34,000 on January 13, 2010, $11,000 on January 14, 2010, and $20,000 on February 26, 2010 totaling $215,000. This note is secured by the Company’s revenues and assets.  In addition, the note has a 8% interest rate per annum and has a maturity date of March 12, 2011, which was extended to October 31, 2011 and subsequently extended to December 31, 2013.

Index

NOTE 9 – NOTES PAYABLE, continued

		Interest	Conversion
	Maturity	Rate	Price	June 30, 2012	June 30, 2011
Related Party
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	50,000
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	45,000
2009 Senior Convertible Note 3	2013	8%	$0.50	135,000	135,000
2009 Senior Convertible Note 3	2013	8%	$0.60	465,000	465,000
Accrued interest				1,350,093	1,029,985
Total				$5,657,673	$5,337,565

Total long term note payable				$7,483,582	$7,083,682

Index

NOTE 9 – NOTES PAYABLE, continued

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

At June 30, 2012, the Company accrued interests of $1,350,093 and $41,064, $189,834, $4,986, and  $12,870 on the convertible notes and the note payable with the Shareholder, the convertible note with a related party, the convertible notes with third parties, and the note payable to a related party, respectively.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of  June 30, 2012

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$368	$368	-	-
Total financial assets	$368	$368	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$7,155,493	-	-	$6,985,595
Total financial liabilities	$7,155,493	-	-	$6,985,595
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

NOTE 11  – RELATED PARTY TRANSACTIONS

As fully described in Note 9, the Company has several senior convertible note payables with the largest shareholder, a major stockholder, third parties and a promissory note with a related party during the periods ended June 30, 2012 and 2011.  During the period ended June 30, 2012, the Company had several short term loans with one of the officers ranging from $5,000 to $10,000 and they were fully repaid at June 30, 2012.

In addition, the Company has a consulting agreement with a director to provide services on scientific matters at a monthly fee of $2,500.  At June 30, 2012, the Company has an outstanding balance of $75,000 owed to a director and it is included in accounts payable.  As in the past, the Company plans to pay the outstanding balance with an equity arrangement.

NOTE 12  – SUBSEQUENT EVENTS

In July 2012, the Company entered into a Patent and Technology License Agreement (the "Agreement") to license our proprietary Nimbus®  intellectual property exclusively on a worldwide basis other than India.  The Agreement supersedes a Patent and Technology License Agreement, as amended, dated March 23, 2007 to the same licensee (the "Licensee") on an exclusive basis within the United States and Canada.   Under the Agreement, we grant the Licensee certain rights under our proprietary NIMBUS® intellectual property basis to make, use, sell and offer for sale the traditional wound care products, as defined, to the institutional market and the veterinary and dental institutional market, as defined.

In consideration for the execution of the Agreement, the Licensee paid approximately $1.3 million to us shortly after signing of the Agreement with future payments based on the sales of the licensed products reaching certain milestones.  In addition, the royalties will be paid for net sales of the licensed products based on a sliding scale starting at 8.5% and declining as the sales volume increases within each contract year as stipulated in the Agreement.  Further, the Licensee agreed to commercialize products utilizing our intellectual property in certain geographic regions within certain time periods measured from the effective date in order to maintain the exclusivity of the intellectual property rights granted in these regions under the Agreement.  The Agreement shall continue to be in effect until the expiration of the last to expire of the Company's proprietary intellectual property.

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Regulations under the Exchange Act, require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Our Principal Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on those evaluations, as of June 30, 2012, our PEO and CFO believe that:

(i)
our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the PEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management concluded that, as of June 30, 2012, the Company’s internal controls over financial reporting were effective.

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

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions held for our directors, executive officers and significant employees.

Name	Age	Position
J Ladd Greeno	63	Chairman of the Board
George E. Friel	70	Director
Gerald M. Olderman	79	Director
Gregory S. Schultz	62	Director
Bernd Liesenfeld	42	President and Director
Nam H. Nguyen	55	Chief Financial Officer

Mr. Greeno has served as Chairman of the Board since August 2011, as our Director since September 2007, and as our Chief Executive Officer since August 2007 to August  2012. From 2003 to 2006, Mr. Greeno was President and Chief Executive Officer of Agion Technologies, a leading provider of ionic silver antimicrobials. Before joining Agion, Mr. Greeno held a number of senior management positions at the global management and technology consulting firm, Arthur D. Little, Inc., (ADL) including Chief Operating Officer and senior vice president in charge of the firm’s North American Management Consulting business.  Mr. Greeno began his consulting career in ADL’s Strategy & Organization practice and then moved into leadership roles successfully building ADL’s worldwide Environmental, Health, and Safety Consulting business. He also serves as a Director of GEI Consultants, Inc.   Mr. Greeno received an M.B.A. from Harvard Business School and a B.B.A from the University of Oklahoma.

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

Mr. Olderman has served as our Director since July 2000, and as our Vice President, Research & Development and Commercialization since July 1997 until August 2012.  Mr. Olderman has 35 years of healthcare experience, 31 years of technical management experience, and 25 years serving as the head of research and development activities for fortune 500 companies. Since November 1996, Mr. Olderman was Vice President and Associate of R.F. Caffrey & Associates Inc., a management consultant to medical device companies and suppliers. Prior to joining R.F. Caffrey & Associates, Mr. Olderman served as Director and head of research and development for C.R. Bard, Inc.'s Cardiopulmonary Division, where he organized a new product development process in which 19 new medical devices were developed. Mr. Olderman also served as Vice President for domestic and international research and development for the Pharmaceutical Division of Baxter Healthcare Corp. and Vice President for research and development for the Converters, a division of American Hospital Supply Corporation prior to its acquisition by Baxter Healthcare Corporation, where he led product development and made material changes that helped increase market share from 30% to 45% within a $750 million market.  Mr. Olderman has also served as Vice President for research and development and as a director for Surgikos, Inc. a subsidiary of Johnson & Johnson.  Mr. Olderman received a B.S in Chemistry from Rensselaer Polytechnic Institute in New York. He also holds an M.S. in Physical Chemistry and a Ph.D. in Physical Chemistry from Seton Hall University in New Jersey.

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

Mr. Liesenfeld has been with Quick-Med Technologies since 2004, as Senior Scientist and then Principal Scientist before joining the board and serving as President of Quick-Med starting in July 2012.  Mr Liesenfeld has been responsible for development, regulatory clearance and commercialization efforts of Quick-Med’s core NIMBUS and Stay Fresh technologies, leading projects that resulted in the transfer of laboratory technologies into commercial production settings with partners both domestic and international.  Additionally, Mr Liesenfeld has served as Principal Investigator for a number of government grants and contracts, broadly focused on improved technologies to promote wound healing following chemical or thermal injury.  Mr Liesenfeld has a Ph.D. in Materials Science and Engineering from the University of Florida, a Graduate Diploma in Materials Science from Monash University (Melbourne, Australia) and a Bachelors degree in Engineering Management from the University of Vermont.

Mr. Nguyen has been our Chief Financial Officer since August 2004.  Since January 2003, he has provided accounting services through his professional firm. From November 2003 until July 2004, Mr. Nguyen served as acting Secretary. Mr. Nguyen is currently president of his firm, Nam H. Nguyen, CPA, P.A.  In August 2010, Mr. Nguyen was appointed as an advisory member of Palm Beach  County Internal Audit Committee.  Mr. Nguyen was a Manager of Financial Controls of W. R. Grace & Co., responsible for its risk-based global audit plan for its worldwide operations.  He was Vice President of Financial Reporting of John Alden Financial Corporation with responsibilities for the SEC filings and state insurance filings in the United States. A certified public accountant, who has worked for PriceWaterhouse, as a senior manager, specialized in the insurance and health care business in both the United States and Europe.  Mr. Nguyen is also  Chartered Global Management Accountant and Certified Internal Auditor.

The above listed officers and directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing board are filled by majority vote of the remaining directors. Our officers serve at the will of the board.

Index

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

Audit Committee.  The Audit Committee is composed of George E. Friel and Gregory S. Schultz, and is chaired by George E. Friel.  This committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices.  Among other functions, the committee retains our independent registered public accountants.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under United States securities laws, our directors, executive officers and any persons holding more than 10% of our issued and outstanding common stock are required to report their ownership of common stock (or securities convertible into common stock) to the Securities and Exchange Commission.  Due dates for these reports have been set by the Commission and we are required to report any failure to file by those deadlines.  To our knowledge, based solely on a review of the copies of such reports furnished to us by those persons and on representations from those persons that no other reports were required, all reports were timely filed as required under Section 16(a) of the Securities Exchange Act of 1934 by all such persons during the fiscal year ended June 30, 2012, with the exception of Phronesis Partners LP filed late sixteen times for twenty three transactions.

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

Mr. Greeno served as our Chief Executive Officer since August 2007 until August 15, 2012.  Mr. Olderman served as our Vice President of  Research and Development and Commercialization since July 1997 until August 15, 2012.  Mr. Liesenfeld was appointed as our President on July 27, 2012 with an annual compensation of $130,000 effective August 1, 2012.  There is no other compensation arrangement (whether or not written) or any grant or award to Mr. Liesenfeld.

Summary Compensation Table

Name and principal position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(1)	Option Awards($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
J. Ladd Greeno, Chief Executive Officer	2012	$203,125	—	—	$11,999	—	—		$215,124
	2011	$218,750	—	—	$203,751	—	—		$422,501
Gerard M. Olderman, Vice President of R & D and Commercialization	2012	$121,875	—	—	5,400	—	—		127,275
	2011	$131,250	—	—	17,462	—	—		148,712
Nam H. Nguyen, Chief Financial Officer	2012	$150,000	—	—	6,126	—	—		156,126
	2011	$140,625	—	—	19,120	—	—		159,745

(1) Reflects dollar amount expensed by us during applicable fiscal years for financial statement reporting purposes pursuant to Accounting Standard Codification ("ASC") 718, Compensation - Stock Compensation. ASC 718 requires us to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time in service based options, we will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. See the assumptions made in the valuation of the stock options in the footnotes of our financial statements included herein and incorporated by reference.  During the year ended June 30, 2012 and 2011, we recognized $11,999 and $203,751 in share-based compensation for the stock options vested during the fiscal year 2012 and 2011, respectively for Mr. Greeno. During the year ended June 30, 2012 and 2011, we recognized $5,400 and $17,462 in share-based compensation for the stock options vested during the fiscal year and 2011, respectively for Mr. Olderman.  During the year ended June 30, 2012 and 2011, we recognized $6,126 and $19,120 in share-based compensation for the stock options vested during the fiscal year 2012 and 2011, respectively for Mr. Nguyen.

(2) The officers voluntarily waived portions of their salaries or deferred fee for portions of the fiscal year ended June 30, 2012 and 2011.  As described further below, Mr. Nguyen has a consulting agreement with us since August 2004, as Chief Financial Officer. He also serves as the Secretary since February 2008.

Index

Grants of Plan-Based Awards

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended June 30, 2012:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

J. Ladd Greeno Chief Executive Officer	484,056	(1)	0	0	0.75	08/06/2013	0	0	0	0
	1,452,167	(2)	0	0	0.74	09/25/2013
	125,000	(3)	0	0	0.20	10/27/2013
	200,000	(6)	0	0	0.77	11/17/2014
Gerard M. Olderman	145,000	(3)	0	0	0.20	10/27/2013	0	0	0	0
Vice President	105,000	(4)	0	0	0.42	04/18/2013
R&D and Commercialization	90,000	(6)	0	0	0.77	11/17/2014
Nam H. Nguyen, Chief Financial Officer	125,000	(5)	0	0	0.20	10/27/2013	0	0	0	0
	50,000	(4)	0	0	0.42	04/18/2013
	121,765	(7)	0	0	0.77	11/17/2014

(1)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and were vested on the date of grant.
(2)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and are vested as follows one-sixteenth (1/16) every three month beginning on June 17, 2007.
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

(7)
These stock warrants were granted with 18,178 warrants  vested at the grant date of November 17, 2009, and the remainder 103,587,  one-third was vested at the grant date;  one-third vested at November 17, 2010; and the remaining vested at November 17, 2011.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended June 30, 2012.

DIRECTOR COMPENSATION

	Fees Earned				NonEquity	Nonqualified
	or Paid in	Stock	Option		Incentive Plan	Deferred Compensation	All Other
	Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)(1)		($)	($)	($)(4)	($)

George Friel	0	0	601	(2)	0	0	0	601
Gregory Schultz	0	0	2,102	(3)	0	0	30,000	32,002

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

(2)	At fiscal year ended June 30, 2012, Mr. Friel had a total of 242,403 stock options outstanding.
(3)	At fiscal year ended June 30, 2012, Mr. Schultz l had a total of 680,306 stock options and warrants outstanding.
(4)
Effective January 2007, we have a consulting agreement with Mr. Schultz for his scientific advisory services with a monthly fee of $2,500.  For the fiscal year ended June 30, 2012, we owe Mr. Schultz  $30,000 in consulting fees.

Employment Contracts and Termination of Employment and Change in Control Arrangements

J. Ladd Greeno

Effective August 15, 2012, Mr. Greeno voluntarily resigned as our Chief Executive Officer and his employment contract was terminated on the date of the resignation.

Gerald M. Olderman

Effective August 15, 2012, Mr. Olderman voluntarily resigned as our Vice President of  R&D and Commercialization.  His employment contract was terminated on the date of the resignation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed of George E. Friel and Gerald M. Olderman (our Vice President, Research & Development and Commercialization), and is chaired by Mr. Friel.

During the fiscal year ended June 30, 2012:

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

Index

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of June 30, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement, which could result in a change in our control.

The following table assumes, based on our stock records, that there are 37,346,154  shares issued and outstanding as of June 30, 2012.

The following table sets forth the ownership of our common stock by:

▪	Each stockholder known by us to own beneficially more than 5% of our common stock;
▪	Each executive officer;
▪	Each director or nominee to become a director; and
▪	All directors and executive officers as a group.

Name and Address of Beneficial Owner(A)	Shares Beneficially Owned
	Number	Percent
Michael R. Granito	23,429,605 (1)	40.2%
Phronesis Partners, L.P.	8,388,800 (2)	14.4%
J. Ladd Greeno, Chairman	2,280,668 (3)	3.9%
George E. Friel, Director	776,760 (4)	1.3%
Gerald M. Olderman, Director	893,464 (5)	1.5%
Gregory S. Schultz, Director	1,558,806 (6)	2.7%
Bernd Liesenfeld, President and Director	170,000 (7)	0.2%
Nam H. Nguyen, Chief Financial Officer	1,127,063 (8)	1.9%

All Quick-Med Directors and Officers as a Group (6 persons)	6,723,761	11.5%

NOTES: (A) The address for each of the above unless otherwise indicated is c/o Quick-Med Technologies, Inc., 902 NW 4 Street, Gainesville, Florida 32601.

(1)	Includes 13,293,410 shares issuable upon conversion of the convertible debts within 60 days. Mr. Granito's address is 1001 Shady Avenue, Pittsburgh, PA 15232.
(2)
Includes 2,071,390 shares issuable upon conversion of a convertible debt within 60 days.  Phronesis Partners, L. P., Delaware Limited Partnership, is a hedge fund and has sole voting and  sole dispositive power over 6,317,410 shares. Mr. James Wiggins is  the natural person with sole voting and dispositive power with respect to the shares.  The address for Phronesis Partners, L.P. is 130 East Chestnut  Street, Suite 403, Columbus, OH 43215.

(3)	Includes 2,180,668 shares issuable upon the exercise of options exercisable within 60 days.
(4)	Includes 242,403 shares issuable upon the exercise of options exercisable within 60 days.
(5)	Includes 328,750 shares issuable upon the exercise of options exercisable within 60 days.
(6)	Includes 404,135 shares issuable upon the exercise of options exercisable within 60 days.
(7)	Includes 170,000 shares issuable upon the exercise of options and warrants exercisable within 60 days.
(8)	Includes 283,817 shares issuable upon the exercise of options and warrants exercisable within 60 days.

Index

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR  INDEPENDENCE

On March 31, 2010, the Company issued a senior convertible promissory note to a major shareholder for the principal amount of $1,053,000, which consisted of $600,164 in cash, $375,000 principal balance of a prior senior convertible note together with unpaid accrued interest thereon of $77,836.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 Note 3 (as defined below) issued to Michael R. Granito, our former Chairman and current largest shareholder ("Shareholder") and the senior convertible notes totaling $250,000 as described below.  This note has an annual interest rate of 8%, a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $859,950 as an interest expense as a result of the beneficial conversion feature.

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

On December 16, 2010, the Company issued a promissory note to Mr. Gerald Olderman, a director and former officer of the Company for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has  an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of June 30, 2012 and 2011, the Company paid an aggregate principal amount of $18,000 and $6,000, respectively. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

Effective March 15, 2010, the Company issued a $215,000 promissory note payable to the Shareholder.  The Company received the borrowings in a series of $50,000 on January 29, February 12 and March 15, 2010, $34,000 on January 13, 2010, $11,000 on January 14, 2010, and $20,000 on February 26, 2010 totaling $215,000. This note is secured by the Company’s revenues and assets.  In addition, the note has a 8% interest rate per annum and has a maturity date of March 12, 2011, which was extended to July 1, 2011 and October 31, 2012 and subsequently to December 31, 2012.

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

Effective May 12, 2009, the Company issued a 2009 senior convertible note payable (“2009 Note 2”) to the Shareholder to combine the borrowings (the "Advances") in a series of $35,000 each from May 12, 2009 through August 12, 2009, $50,000 and $45,000 on August 14 and 27, 2009, respectively totaling $375,000.    This senior convertible note is secured by the Company’s revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

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

In addition, the Company has a consulting agreement with a director to provide services on scientific matters at a monthly fee of $2,500.  At June 30, 2012 and 2011, the Company has an outstanding balance of $75,000 and $30,000, respectively, owed to a director and it is included in accounts payable.  As in the past, the Company plans to pay the outstanding balance with an equity arrangement.

During the fiscal year ended June 30, 2012, a firm owned by an officer made several short-term loans ranging from $5,000 to $10,000 to the Company, all of them were fully repaid at June 30, 2012.

At June 30, 2012, the Company accrued interests of $1,350,093 and $41,064, $189,834, $4,986, and  $12,870 on the convertible notes and the note payable with the Shareholder, the convertible note with a related party, the convertible notes with third parties, and the note payable to a director, respectively.

In September 2011, the Company recorded approximately $50,000 in additional paid-in capital reflecting waivers by our officers of their unpaid salaries and fee during the period from July 1, 2011 through September 30, 2011.

At June 30, 2011, the Company accrued interests of $1,029,985 and $23,817, $105,373, $4,986, and  $4,785 on the convertible notes and the note payable with the Shareholder, the convertible note with a related party, the convertible notes with third parties, and the note payable to a director, respectively.

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

Index

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2012 and June 30, 2011 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered including a review of SEC registration statement filing. "Audit Related Fees" consisted of general assistance on SEC matters.

		June 30, 2012	June 30, 2011
(i)	Audit Fees	$ 47,000	$ 42,250
(ii)	Audit Related Fees	$0	$0
(iii)	Tax Fees	$ 5,500	$8,200
(iv)	All Other Fees	$ 0	$ 0

While we have established an audit committee of the Board of Directors, we have not established a pre-approval policy.  All services provided by the auditors for fiscal year 2012 were accepted by the audit committee and approved by the full Board of Directors.

Index

PART IV

ITEM  15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 Financial Statements Schedules

Our financial statements for the years ended June 30, 2012 and 2011 are included herein (Item 8) in this annual report.  We are not required to file any financial statement schedules.

Exhibit Table

ExExhibit Number	Description
3.1	Articles of Incorporation, as currently in effect (5)
3.2	Bylaws, as currently in effect (1)
10.1	Quick-Med Technologies MMP License Agreement (2)
10.2	Quick-Med Technologies Stock Option Plan (2)
10.3	Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Chemical Defense (3)
10.4	Financing Agreement with Euro Atlantic Capital Corporation (3)
10.5	Consulting Agreement - Gregory Schultz (3)
10.5.1	Consulting Agreement - Christopher Batich (3)
10.5.2	Consulting Agreement - Bruce Mast (3)
10.5.3	Consulting Agreement - William Toreki (3)
10.6	Note issued to Michael Granito by Quick-Med Technologies (4)
10.6.1	Senior Convertible Note issued to Michael Granito (10)
10.6.2	2007 Senior Convertible Note issued to Michael Granito (10)
10.6.3	2007 Senior Convertible Note 2 issued to Michael Granito (11)
10.6.4	2008 Senior Convertible Note 1 issued to Michael Granito (15)
10.6.5	2008 Senior Convertible Note 2 issued to Michael Granito (13)
10.6.6	2008 Senior Convertible Note 3 issued to Michael Granito (16)
10.6.7	2009 Senior Convertible Note 1 issued to Michael Granito (18)
10.6.8	2009 Senior Convertible Note 2 issued to Michael Granito (19)
10.7	2007 Senior Convertible Note issued to Phronesis Partners, L.P. (10)
10.8	License Agreement with University of Michigan (10)
10.9	Employment Agreement with J. Ladd Greeno (9)
10.10	Research and Development Agreement with The Collaborative Group, Ltd. (6)
10.11	Agreement Between Noville and Quick-Med Technologies, Inc. (7)
10.12	Joint Development Agreement by and between Quick Med Technologies, Inc. and Mölnlycke Health Care AB dated April 4, 2008. (12)
10.13	Manufacturing and Distribution Agreement by and between Quick-Med and BASF (14)
10.14	Joint Development and Exclusive Option Agreement by and between Avery Dennison and the Registrant dated as of April 17, 2009 (17)
10.15	2009 Senior Convertible Note 3 issued to Michael Granito (20)
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

Index

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
10.26
License Agreement by and between Quick-Med Technologies, Inc. and Avery Dennison, acting through its Medical Solutions Division dated April 1, 2011. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (27)

10.27
License Agreement by and between Quick-Med Technologies, Inc. and Biosara Corporation dated November 15, 2011. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (28)

10.28
Patent and Technology License Agreement by and between Quick Med Technologies, Inc. and Derma Sciences, Inc. dated July 12, 2012.  (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (29)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Assignment of Patent for Wound Care (8)
99.2	Assignment of Patent for Mustard Gas (8)
99.3	Assignment of Patent for Anti-wrinkle cream (8)
_________________
* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 4, 1999.
(2)	Incorporated by reference to the Company’s Post Effective Amendment #2 to Registration Statement on Form SB-2 filed on July 13, 2001.
(3)	Incorporated by reference to the Company’s Post Effective Amendment #3 to Registration Statement on Form SB-2 filed on January 8, 2002.
(4)	Incorporated by reference to the Company’s Post Effective Amendment #5 to Registration Statement on Form SB-2 filed on February 13, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2002.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on October 15, 2002.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 19, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 14, 2006.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 10, 2007.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on September 28, 2007.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on February 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2008.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 21, 2008.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on September 29, 2008.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2009.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 28, 2009.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2009
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on February 19, 2010.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on March 11, 2010.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on April 6, 2010.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on April 8, 2010.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 30, 2010.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010.
(27)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 7, 2011.
(28)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 23, 2011.
(29)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 18, 2012.

Index

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUICK-MED TECHNOLOGIES, INC.

Date: September 28, 2012                                                    By: /s/ Bernd Liesenfeld
Bernd Liesenfeld
President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ J. Ladd Greeno J. Ladd Greeno	Chairman of the Board	September 28, 2012
/s/ Bernd Liesenfeld Bernd Liesenfeld	President and Director	September 28, 2012
/s/ Gregory S. Schultz Gregory S. Schultz	Director	September 28, 2012
/s/ George E. Friel George E. Friel	Director	September 28, 2012
/s/ Gerald M. Olderman Gerald M. Olderman	Director	September 28, 2012
/s/ Nam H. Nguyen Nam H. Nguyen	Chief Financial Officer	September 28, 2012