Form 10-Q
period 2012-09-30
QUICK-MED TECHNOLOGIES INC
filed 2012-11-19
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

(888) 835-2211
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changes Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" or "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐                                                                                                   Accelerated filer  ☐
Non-accelerated filer  ☐  (Do not check if a smaller reporting company)       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☐

As of  November 6, 2012, there were 37,346,154 shares of common stock, par value $0.0001 per share, outstanding.

QUICK-MED TECHNOLOGIES, INC.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
 (UNAUDITED)

ASSETS
	September 30,	June 30,
	2012	2012

Current assets:
Cash and cash equivalents	$735,536	$80,502
Accounts receivable	250,452	105,123
Total current assets	985,988	185,625

Property and equipment, net	3,517	1,084

Other assets:
Prepaid expenses	19,388	8,472
Intangible asset, net	419,538	416,669
Total other assets	438,926	425,141
Total assets	$1,428,431	$611,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$573,274	$714,110
Unearned revenue	1,353,161	100,957
Accrued expenses	85,580	188,275
Current maturity of note payable - related party	33,000	30,000
Total current liabilities	2,045,015	1,033,342

License payable	160,000	160,000
Long-term liability - note payable - related party	64,816	72,025
Long-term liability - note payable - related party	260,399	256,064
Long-term liability - convertible note payable	250,000	254,986
Long-term liability - convertible note payable - related party	1,264,067	1,242,834
Long-term liability - convertible note payable - related party	5,738,138	5,657,673
Total liabilities	9,782,435	8,676,924

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000
authorized shares; 37,346,154 shares issued and
outstanding at September 30, 2012 and June 30, 2012	3,735	3,735
Additional paid-in capital	15,448,353	15,448,353
Outstanding stock options	4,131,709	4,131,709
Accumulated deficit	(27,937,801)	(27,648,871)
Total stockholders' deficit	(8,354,004)	(8,065,074)
Total liabilities and stockholders' deficit	$1,428,431	$611,850

See Notes to Unaudited Condensed Financial Statements

Index
QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
 (UNAUDITED)

	September 30,
	2012	2011

Revenues
Royalty and license fees	$239,693	$83,457
Product sales	65,562	150,233
Research and development service	-	90,000
Total revenues	305,255	323,690

Expenses:
Cost of sales	3,709	7,767
Research and development	161,944	238,872
General and administrative expenses	236,879	284,385
Licensing and patent expenses	63,431	69,970
Depreciation and amortization	15,702	17,069
Total operating expenses	481,665	618,063

Operating loss	(176,410)	(294,373)

Other income (expense):
Interest income	344	969
Interest expense	(112,864)	(113,209)
Total other expense	(112,520)	(112,240)

Loss before provision (benefit) for income taxes	(288,930)	(406,613)

Provision (benefit) for income taxes	-	-

Net loss	$(288,930)	$(406,613)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average common
shares outstanding - basic and diluted	37,346,154	37,346,154

See Notes to Unaudited Condensed Financial Statements

Index
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE  THREE MONTHS ENDED SEPTEMBER 30, 2012
 (UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, June 30, 2012	37,346,154	$3,735	$15,448,353	$(27,648,871)	$4,131,709	$(8,065,074)

Net loss	-	-	-	(288,930)	-	(288,930)

Balance, September 30, 2012	37,346,154	$3,735	$15,448,353	$(27,937,801)	$4,131,709	$(8,354,004)

(

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net loss	$(288,930)	$(406,613)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	15,702	17,069
Allowance for doubtful accounts	(150,000)	-
Stock-based compensation	-	28,597
(Increase) decrease in:
Accounts receivable	4,671	87,489
Prepaid expenses	(10,917)	(10,522)
Increase (decrease) in:
Accounts payable	(140,836)	(78,849)
Accrued interest	102,837	103,181
Other current liabilities	1,149,510	12,644
Net cash provided by (used in) operating activities	682,037	(247,004)

Cash flows from investing activities:
Property and equipment	(2,662)	(2,315)
Intangible assets	(18,341)	(20,489)
Net cash used in investing activities	(21,003)	(22,804)

Cash flows from financing activities:
Proceeds from stock issuance	-	28,000
Decrease in notes payable - related party	(6,000)	(3,000)
Net cash (used in) provided by financing activities	(6,000)	25,000

Net increase (decrease) in cash and cash equivalents	655,034	(244,808)
Cash and cash equivalents at beginning of period	80,502	949,367
Cash and cash equivalents at end of period	$735,536	$704,559

Supplementary Information:

Cash paid for:
Interest	$10,027	$10,027
Income taxes	$-	$-

Non-cash disclosures of investing and
financing activities:
Stock-based compensation	$-	$28,597

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of September 30, 2012 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible. The allowance for doubtful accounts at September 30, 2012 was $50,000.

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended September 30, 2012 and 2011, 16,074,809 and 15,430,248 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

Revenue Recognition

The Company's revenues consist of the following sources: product sales, royalty and license fees, research and development service.

Under the agreement for product development, manufacturing and distribution  (the "Agreement") with BASF, the Company shares proportionately on the net sales and related expenses in accordance with the terms of the Agreement.  The Company recognizes revenue of its royalties from the sale of products by BASF when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable.

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of September 30, 2012 and 2011, the Company's cash levels exceeded the federally insured limit by approximately $485,000 and 541,000.  Beginning December 31, 2010 through December 31, 2012, the Company's bank accounts are fully insured, regardless of the balance of the account at the FDIC-insured institutions as the noninterest-bearing transaction accounts as provided by the section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

On August 6, 2007, the Board  granted 484,056 non-qualified stock options to the Chief Executive Officer ("CEO") at an exercise price of $0.75 per share. These options were fully vested and immediately exercisable at the date of grant.  In addition, the Board granted 1,452,167 non-qualified stock options at an exercise price of $0.74 per share on September 25, 2007, as part of the CEO's employment agreement. The second stock options are vested and become exercisable 1/16th of the total 1,452,167 options on each three-month anniversary beginning on June 11, 2007.  The average grant date fair value of the options was $0.46 per share based on the Black-Scholes option-pricing model.  These options expire six years from the date of grant.

On December 20, 2006, the Company issued 790,770 stock options to board members, management, employees, and consultants for their services.  These options have an exercise price of $1.05 per share. The stock options were vested one-third immediately, one-third were vested on December 20, 2007 and the remaining one-third were vested on December 20, 2008, assuming the person receiving the equity awards is employed by the Company at the time of vesting.  The weighted average grant date fair value of options was $0.69 per share based on the Black-Scholes option-pricing model.  The options expire five years from the date of grant.  All of the options were forfeited or expired.

No options and warrants were granted during the three months ended September 30, 2012 and 2011.

Index

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

A summary of options for the periods ended September 30, 2012 and 2011 is shown below:

	September 30, 2012		September 30, 2011
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	4,083,970	$0.58	4,797,270	$0.57
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	4,083,970	$0.58	4,797,270	$0.57
Exercisable at end of period	4,083,970		4,773,672
Available for issuance at end of period	1,376,618		666,318

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended September 30, 2012 and 2011:

	September 30, 2012		September 30, 2011
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	947,994	$0.48	974,920	$0.47
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(13,410)	0.67	(8,102)	1.11
Outstanding at end of period	934,584	$0.47	966,818	$0.48
Exercisable at end of period	934,584		948,245

Index

NOTE 4 – NOTES PAYABLE

Long-Term Note

		Interest	Conversion	September	June
Related Party	Maturity	Rate	Price	30, 2012	30, 2012
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$1,053,000
Accrued interest				211,067	189,834
Total				$1,264,067	$1,242,834

Others
Senior Convertible Note	2014	8%	$0.50	150,000	150,000
Senior Convertible Note	2014	8%	$0.50	100,000	100,000
Accrued interest				-	4,986
Total				$250,000	$254,986

Related Party
Note Payable	2013	8%		$83,155	$89,155
Accrued interest				14,661	12,870
Total				97,816	102,025
Less current portion				33,000	30,000
Total				$64,816	$72,025

Related Party
Note Payable	2013	8%		$215,000	$215,000
Accrued interest				45,399	41,064
Total				$260,399	$256,064

On March 31, 2010, the Company issued a senior convertible promissory note to a major shareholder for the principal amount of $1,053,000, which consisted of $600,164 in cash, $375,000 principal balance of a prior senior convertible note together with unpaid accrued interest thereon of $77,836.  This senior convertible note is secured by the Company's revenues and assets with the same priority as the 2009 Note 3 to the largest shareholder ("Shareholder") and the senior convertible notes totaling $250,000 as described below.  This note has an annual interest rate of 8%, a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $859,950 as an interest expense as a result of the beneficial conversion feature.

On March 31, 2010, the Company issued two senior convertible promissory notes totaling $250,000 to third parties.  These senior convertible notes are secured by the Company's revenues and assets with the same priority as the 2009 Note 3 to the Shareholder and the senior convertible note to a major shareholder. These notes have an annual interest rate of 8% with a maturity date of June 30, 2014.  These notes have the convertible price of $1.00 per share of common stock.  The Company has recorded approximately $22,500 as an interest expense as a result of the beneficial conversion feature.  During the year ended June 30, 2011, the conversion price of the $150,000 senior convertible promissory note was reduced to $0.50 per share of common stock as part of the arrangement of the additional investment in the Company's restricted common stock by the note holder. In addition, the conversion price on  the $100,000 senior convertible promissory note was also reduced to $0.50 per share of common stock as a result of the additional investment in the Company's restricted common stock.

On December 16, 2010, the Company issued a promissory note to a related party for the principal amount of $113,155, which consisted of a total $100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has  an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of September 30 and June 30, 2012, the Company paid an aggregate principal amounts of $24,000 and $18,000, respectively. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

Effective March 15, 2010, the Company issued a $215,000 promissory note payable to the largest shareholder.  The Company received the borrowings (the "Advances") in a series of $50,000 on January 29, February 12 and March 15, 2010, $34,000 on January 13, 2010, $11,000 on January 14, 2010, and $20,000 on February 26, 2010 totaling $215,000. This note is secured by the Company's revenues and assets.  In addition, the note has a 8% interest rate per annum and has a maturity date of March 12, 2011, which was extended to October 31, 2011 and subsequently extended to December 31, 2013.

In November 2009, the Company finalized and issued a $600,000 2009 senior convertible note payable ("2009 Note 3") to the Shareholder.  The Company received the borrowings (the "Advances") in a series of $45,000 on September 8, 2009, $25,000 on September 11, 2009, $125,000 on September 23, 2009, $100,000 on October 14, 2009, $50,000 on October 28, 2009, $175,000 on November 12, 2009,   $50,000 on December 14, 2009, and $30,000 on February 26, 2010 totaling $600,000.   This senior convertible note is secured by the Company's revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below with a 8% annual interest rate and has a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $215,500 as an interest expense to date for the Advances received as a result of the beneficial conversion feature.  As part of the terms of this note, the maturity dates of all other outstanding senior convertible notes owed to the Shareholder are extended to December 31, 2013.  During the year ended June 30, 2011, the conversion price on a $135,000 portion of the 2009 Note 3 was also reduced to $0.50 per share of common stock as a result of the additional investment in the Company's restricted common stock.

Index

NOTE 4 – NOTES PAYABLE, continued

		Interest	Conversion	September	June
Maturity		Rate	Price	30, 2012	30, 2012
Related Party
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	50,000
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	45,000
2009 Senior Convertible Note 3	2013	8%	$0.50	135,000	135,000
2009 Senior Convertible Note 3	2013	8%	$0.60	465,000	465,000
Accrued interest				1,430,558	1,350,093
Total				$5,738,138	$5,657,673

Total long term note payable				$7,577,420	$7,483,582

Index
NOTE 4 – NOTES PAYABLE, continued

Effective May 12, 2009, the Company issued a 2009 senior convertible note payable ("2009 Note 2") to the Shareholder to combine the borrowings (the "Advances") in a series of $35,000 each from May 12, 2009 through August 12, 2009, $50,000 and $45,000 on August 14 and 27, 2009, respectively totaling $375,000.   This senior convertible note is secured by the Company's revenues and assets with the same priority as the 2009 and 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company's common stock on the dates the Advances were received.

Effective February 26, 2009, the Company issued a 2009 senior convertible note payable ("2009 Note 1") to the Shareholder to combine the borrowings (the "Advances") in a series of $35,000 each from February 26, 2009 through April 30, 2009 totaling $175,000.  This senior convertible note is secured by the Company's revenues and assets with the same priority as the 2008 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company's common stock on the dates the Advances were received.

Effective September 15, 2008, the Company issued a 2008 senior convertible note payable ("Note 3") to the Shareholder to combine the borrowings (the "Advances") in a series of $50,000 each from September 15, 2008 through October 15, 2008 totaling $150,000. This senior convertible note is secured by the Company's revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company's common stock on the dates the Advances were received.

Effective May 17, 2008, the Company issued a 2008 senior convertible note payable ("Note 2") to the Shareholder to combine the borrowings (the "Advances") ranging from $50,000 to $135,000 each from May 17, 2008 through August 28, 2008 totaling $485,000.  This Note 2 is secured by the Company's revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This Note 2 has the conversion prices determined by the closing trading prices of the Company's common stock on the dates the Advances were received.

Effective February 11, 2008, the Company issued a 2008 senior convertible note payable ("Note 1") to the Shareholder to combine the borrowings (the "Advances") ranging from $50,000 to $75,000 each from February 11, 2008 through April 29, 2008 totaling $370,000.  This Note 1 is secured by the Company's revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This Note 1 has the conversion prices determined by the closing trading prices of the Company's common stock on the dates the Advances were received.

Effective October 30, 2007, the Company issued another 2007 senior convertible note payable to the Shareholder to combine the borrowings (the "Advances") in a series of $50,000 each from October 30, 2007 through January 30, 2008 totaling $300,000.  This senior convertible note is secured by the Company's revenues and assets with the same priority as the 2007 senior convertible notes described below and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company's common stock on the dates the Advances were received.

In June 2007, the Company issued two other 2007 senior convertible note payables to the Shareholder and a major stockholder for $375,000 each.  These two senior convertible note payables are secured by the Company's revenues and assets.  The Company may prepay the principal and interest upon meeting certain cash flow requirements and the approval of the board.  As described above, on March 31, 2010, the $375,000 senior convertible note to a major shareholder together with the unpaid accrued interest thereon was combined as part of the new senior convertible note of $1,053,000 principal balance and new terms including a new maturity date of December 31, 2013.

In addition, the Company combined its other outstanding note payables to the Shareholder totaling $208,955 into a single note with the same annual interest rate and extended the maturity date to 2010.  This senior convertible note is secured by the Company's revenues and assets with the same priority as the 2007 senior convertible notes.  Further, the 2003 senior convertible note maturity date was extended until July 13, 2010.  The maturity date is further extended to December 31, 2013.

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

At September 30, 2012, the Company accrued interests of $1,430,558 and $45,399, $211,067, and $14,661 on the convertible notes and the note payable with the Shareholder, the convertible note with a related party, and the note payable to a related party, respectively.

Index

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

FASB ASC 820 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. FASB ASC 820 establishes and prioritizes three levels of inputs that may be used to measure fair value:

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

Level 3 - Inputs that are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$734,811	$734,811	-	-
Total financial assets	$734,811	$734,811	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$7,252,205	-	-	$7,110,279
Total financial liabilities	$7,252,205	-	-	$7,110,279
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
 (2) Convertible Notes Payable
         As fully described in Note 4, the Company's convertible notes payable are long-term debts with fixed interest rates and the conversion rates at market at the time the funds were received.  In addition, most of these notes are collateralized by the Company's assets and revenues.  Further, the debt holders are major shareholders and an officer. The Company is in a start up phase. The Company estimates the fair value of the convertible notes for disclosure purposes by discounting the future cash flows using rates of debts that management believes are similar in terms and maturity.  The Company's short-term convertible note payable is approximate market value.

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with the Shareholder, a major stockholder, and third parties and a promissory note with  an officer during the periods ended September 30, 2012 and  June 30, 2012.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended June 30, 2012.   The terms "Quick-Med", the "Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements."  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products;  (f) there is no assurance that our technologies or products  will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore,  should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt or equity financings, but there are no assurances that these revenues and  financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to our largest shareholder and a major shareholder, who have  funded our operations, debt obligations, including those that  are secured by our assets and revenues and  are senior obligations; (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; (k) based on our cash position at September 30, 2012, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital; and (l) other risk factors discussed in our annual report  for the fiscal year ended June 30, 2012 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the   consumer and healthcare markets. Our  four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications, including wound care, catheters, tubing, films, and coatings; (2) Stay Fresh® , a novel antimicrobial based on sequestered hydrogen peroxide, that can provide durable antimicrobial protection to items such as textiles through numerous laundering cycles; (3) NimbuDermTM , a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications.  NIMBUS technology was first commercialized in June 2009 in a wound care product line by our licensee in the worldwide institutional markets (i.e. hospitals and health care facilities).  It has also been licensed in separate agreements  for medical adhesives, and for  wound care products in India. The Company is targeting NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been commercialized in a cosmetic product line with the anti-aging products.  Stay Fresh has been commercialized in the consumer textile market and has broad further applications within both consumer and institutional markets both for textiles and for health care. .  NimbuDerm is  a technology currently being developed for commercialization.
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
Our business model has been to  purse  the following revenue segments:
•	Royalty and license fees;
•	Profit sharing revenues;
•	Research and development fees paid to us in connection with joint development agreements; and
•	Government research and development grants.
Our potential revenues will likely be derived from government agencies and the following types of companies in connection with our NIMBUS, Stay Fresh ,  NimbuDerm and MultiStat technologies:
•	Healthcare and medical;
•	Apparel and textile; and
•	Personal care companies.

Index

Uncertainties and Trends
Our revenues are dependent now and in the future upon, among other things, the following factors:
•	Acceptance of our products or future products in the marketplace;
•	Our partners' ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our technologies to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products;
•	Our ability to obtain regulatory approval of our future products; and
•	Other risk factors discussed in our annual report for the fiscal year ended June 30, 2012 and other periodic reports.
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

Government  Regulation
Many of the end-user applications for our technology are regulated in the U.S. as medical devices by the Food and Drug Administration ("FDA") and/or as treated articles by the Environmental Protection Agency ("EPA").

The FDA's regulations govern, among other things: pre-clinical testing; product design and development; pre-market clearance or approval; advertising and promotion; labeling; manufacturing; product import/export; storage; record keeping; reporting of adverse events; corrective actions and removals; recalls; and distribution.

One of the exemptions to the requirement of pre-market clearance is 510(k) pre-market notification, which is submitted to the FDA to demonstrate that the new device is "substantially equivalent" to a previously cleared 510(k) device or a device that was in commercial distribution before May 29, 1976 (or to a pre-1976 Class II device for which the FDA has not yet called for the submission of pre-market approval ("PMA").  Such devices are deemed to be "predicate devices" for future applications.  A PMA must be submitted if the device cannot be cleared through the 510(k) process.   The PMA process is much more demanding than the 510(k) pre-market notification process.

If a medical device is found NSE (not substantially equivalent) by the FDA and therefore a 510(k) pathway is not available, a second alternative pathway to the lengthy and costly PMA is available for low risk devices. This is called the De Novo application. The FDA Modernization Act of 1997 amended Section 513 (f)(2) of the Federal Food, Drug and Cosmetic Act (the "FFDC Act") to provide this mechanism to reclassify statutorily classified class III products. This is considered a fairly unique pathway for clearance and typically is only allowed for new technologies of low risk. The FDA allows unlimited responses when on this pathway, different than the three allowed responses under a normal 510(k). A device placed into class I or II in this written order can then be commercially distributed, subject to other applicable provisions of the FFDC Act. A device classified into class I or II under this new provision becomes a predicate device for future pre-market notification submissions, which means that a manufacturer may show that a new device is substantially equivalent to this predicate. This route to clearance is referred to as De Novo because it establishes a new alternative for a new technology.

On February, 2009, we received clearance from the FDA for our De Novo application of our patented NIMBUS barrier gauze wound care dressings. This represents the first FDA clearance for NIMBUS – a  technology that was put through FDA's De Novo process, a special clearance program for medical devices that are found to be "not substantially equivalent" to any predicate device.

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

This section should be read in conjunction with  our annual report on Form 10-K for fiscal year ended June 30, 2012 filed with the SEC for further discussions in the sections entitled, "Government Regulation,"  "510(k) Clearance Pathway" and "De Novo: Alternative Pathway to PMA."

Index

EPA regulations govern the sale and distribution of pesticides in the United States.  EPA requires registration of a new pesticide or a "new use" of a previously registered pesticide. EPA regulations also govern the particular types of claims that manufacturers and marketers may make on products or articles that are treated with registered pesticides. To obtain a registration, EPA requires specific studies and tests to insure that the pesticide, when used according to label directions, does not pose unreasonable risks to human health or to the environment. After review by EPA, a Notice of Pesticide Registration is issued and the pesticide can be used legally in the U.S., provided that the use and claims are consistent with the EPA approved product label.

In January, 2011, EPA granted registration for our patented  Stay Fresh antimicrobial technology. To our knowledge, Stay Fresh is the only antimicrobial technology containing hydrogen peroxide approved by EPA for antimicrobial preservation of textiles. Our EPA registration covers a range of textile applications including apparel, interior furnishings, automotive upholstery and carpeting.  In August, 2012, EPA granted an expanded registration for Stay Fresh to expand both the range of products for which the treatment is registered, as well as formulation range.

Capital Expenditures and Requirements

From 2000 to September 2012, we have spent $1,039,821 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provided that we compensated approximately 80,000 common shares, 80,000 stock options and $50,000 in cash  each, to  Dr. Galardy and Dr. Grobelny for the exclusive license of the Ilomastat technology, which they invented.

We do not expect any significant additions to property, plant and equipment.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that management believes to be reasonable under the circumstances. Estimates and assumptions include, but are not limited to economic useful lives of fixed and intangible assets, income taxes, valuation of options and warrants granted, and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  stock-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our condensed financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the three months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our  Annual Report on Form 10-K for the year ended June 30, 2012.

Recent Accounting Pronouncements

For a description of the new accounting standards that affect us, see Note 2 of notes to our condensed financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues.     During the three months ended September 30, 2012, we had $305,255 of revenues, compared to $323,690 of revenues for the three months ended September 30, 2011, representing a $18,435 or 6% decrease in our revenues.  Our revenues during the three months ended September 30, 2012 consisted of: (a) $239,693 royalty and license fees consisting of $56,312 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc. ("Derma"), our licensee, $33,381 in license and other related fees representing the earned portion of the license fees from our licensees, and $150,000 in license fees related to a terminated license agreement with a division of a major consumer products company; and (b) $65,562, which represented our royalties in the form of revenue share from MultiStat product sales by  BASF Corporation ("BASF"),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the "BASF Agreement").  We had no revenue from research and development services for the period ended September 30, 2012.

In July 2012, we and Derma entered into a Patent and Technology License Agreement (the "Agreement") to license our proprietary NIMBUS intellectual property exclusively on a worldwide basis other than India.  The Agreement supersedes a Patent and Technology License Agreement, as amended, dated March 23, 2007 (the "prior Agreement") to Derma on an exclusive basis within the United States and Canada.  Our royalty fees from Derma were  lower due to an adjustment in royalty rate to  8.5%,  under the  Agreement  from the 20% per the prior Agreement. In this quarter, the lower royalty rates were partially offset by the increased sale of approximately $186,000 or 48% versus those in the comparable prior year period.  In addition, Derma  paid us $1.3 million upfront fee and will pay other future remunerations based on certain milestones as stipulated in the  Agreement.  We anticipate that our royalty fees from Derma will be lower in the near future with a lower royalty rate of 8.5%.

Our royalties in the form of a revenue share from MultiStat product sales declined approximately $85,000 or 56%, reflecting a lower total sales of MultiStat product from comparable prior period.  We cannot anticipate MultiStat product sales by BASF for subsequent quarters given current economic market uncertainties in general and the retail cosmetic industry in particular.

Our revenues during the three months ended  September 30, 2011 consisted of (a) $83,457, from royalty and license fees consisting of $75,376 in royalty fees from the sales of BIOGUARD advanced wound care product by Derma Sciences, Inc., and $8,081 in license fees representing the earned portion of the license fees from our licenses; (b) $150,233, which represented our royalties from the product sales by BASF; and (c) $90,000, which represented the revenue earned from development projects.

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

Index

Operating Loss.  Operating loss for the three months ended September 30, 2012 was $176,410 as compared to $294,373 in operating loss for the three months ended September 30, 2011, representing a decrease of 40% or $117,963 in operating loss. The decrease in operating loss was primarily attributable to a decrease in operating expenses of $136,398 partially offset by a decrease in revenues of $18,435 for the three months ended September 30, 2012.  The decrease in operating expenses was primarily due to the following:  (a) a decrease  in research and development expenses of $76,928 or 32%; (b) a decrease in general and administrative expenses of $47,506 or 17%; (c) a decrease of  $4,058 or 52% in cost of revenues; and (d) a decrease in licensing and patent expenses of $6,539 or 9%.

Research and Development Expense.  Research and development expense decreased by $76,928 or 32% to $161,944 for the three months ended September 30, 2012 from $238,872 for the three months ended September 30, 2011.  The decrease in research and development expense is primarily attributable to a reduction in  compensation expense resulting from a lower number of employees and the absence of stock-based compensation expense in the current period in comparison to the prior year comparable period.

General and Administrative Expense.  General and administrative expense decreased by $47,506 or 17% to $236,879 for the three months ended September 30, 2012 from $284,385 for the three months ended September 30, 2011.  This decrease in our general and administrative expenses is mainly attributed to the termination of the third-party investor relations program support, certain consulting services, lower compensation expense related to management personnel, the absence of financing expense and stock-based compensation expense offset by higher royalty fees due to our licensor in connection with the up front license fee received under the new license agreement.

Licensing and Patent Expense.  Licensing and patent expense decreased by $6,539 or 9% to $63,431 for the three months ended September 30, 2012 from $69,970 for the three months ended September 30, 2011.  This decrease was primarily due to lower patent legal fees offset by higher patent maintenance fees than those of prior comparable period.

Interest Expense.  Interest expense of $112,864 on notes payable for the three months ended September 30, 2012 remained consistent in comparison to $113,209 the three months ended September 30, 2011 as there was no new notes payable issued between September 30, 2011 to September 30, 2012.

Net Loss.   Net loss for the three months ended September 30, 2012 was $288,930 or $0.01 per share compared to $406,613 or $0.01 per share for the three months ended September 30, 2011.   This decrease is primarily attributable to a reduction in general and administrative expenses, a decrease in research and development expenses, and decreases in licensing and patent expenses and in cost of revenues offset by a reduction in revenues.

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

Total cash on hand at September 30, 2012 was $735,536 as compared with $80,502 at June 30, 2012.  Subsequent to September 30, 2012, we  collected  approximately $228,000 of $250,452 outstanding receivable balance.

Index

In July 2012, we and Derma entered into a Patent and Technology License Agreement (the "Agreement") to license our proprietary NIMBUS  intellectual property exclusively on a worldwide basis other than India.  The Agreement supersedes a Patent and Technology License Agreement, as amended, dated March 23, 2007 (the prior Agreement) to Derma on an exclusive basis within the United States and Canada.   Under the Agreement, we grant Derma certain rights under our proprietary NIMBUS intellectual property basis to make, use, sell and offer for sale the traditional wound care products, as defined, to the institutional market and the veterinary and dental institutional market, as defined.

In consideration for the execution of the Agreement, Derma paid an upfront license fee of 1.3 million to us shortly after signing with  additional license fee payments to be paid to us based on future sales of the licensed products reaching certain milestones.  In addition, the royalty rate on the licensed products will be a sliding scale starting at 8.5% and declining as the sales volume increases as stipulated in the Agreement.  Further, Derma agreed to commercialize products utilizing our intellectual property in certain geographic regions within certain time periods measured from the effective date in order to maintain the exclusivity of the intellectual property rights granted in these regions under the Agreement.  The Agreement shall continue to be in effect until the expiration of the last to expire of the Company's proprietary intellectual property.  The Company may revoke the exclusive nature of the license or terminate this agreement early if Derma fails to reach certain revenue milestones.  Derma may terminate this agreement at any time upon 60 days notice.  We anticipate that our royalty fees from Derma will be lower in the near future with a lower royalty rate of 8.5% from  20% under the prior Agreement.  We are unable to determine how much of the royalty fees we will receive in the future at this time.  We expect minimal direct expenses in relation to this Agreement.

In November 2011, we entered into a License Agreement (the "Agreement") with Biosara Corporation ("Biosara") effective as of October 1sr, 2011(the "Effective Date") on an exclusive basis with respect to certain products.  In consideration for the execution of the Agreement and for the exclusive license, Biosara paid the Company a non-refundable and non-creditable payment upon signing the Agreement.  The Company expects to receive another non-refundable and non-creditable payment of  $50,000 upon the first commercial product sale or twelve (12) months from the Effective Date.  Further, the Company will receive royalty payments on the product sales at different royalty rates pursuant to the sales volumes stipulated in the Agreement.  Biosara must pay a certain minimum royalty amount to the Company each quarter of  $25,000 in the next twelve months, otherwise the Company may at its option, cancel Biosara's exclusivity arrangement or terminate the license altogether.

In March 2010,  we entered into a License Agreement (the "Agreement") on an exclusive basis with respect to certain products with a division of a major consumer products company (the "Licensing Party").   In consideration for the execution of the Agreement and for the exclusivity, the Licensing Party paid the Company a non-refundable and non-creditable payment  The Licensing Party did not meet the first commercial sale by the agreed date which requires a milestone payment to the Company.  In addition, the Company has met a condition subsequent to December 31, 2011, which requires another milestone payment from the Licensing Party to the Company.  We have served a termination notice to the Licensing Party in accordance with the terms of the Agreement subsequent to being informed of the Licensing Party of its intent to discontinue the Agreement.  The parties agreed to terminate the Agreement and we received the payment of $150,000 in connection with the milestone payments in accordance with the terms of the termination agreement.

Equity Financing and our Cash Requirements

Based on our cash position at September 30, 2012, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $129,500 per month or an aggregate of approximately $1,554,000 over the next twelve (12) months, in the following areas:

•	Research and development expenditures of approximately $46,000 per month or an aggregate $552,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $32,000 in payroll for scientists; (b) $2,000 for outside research and development expenditures; and (c) $12,000 for chemical supplies and laboratory operating expenses, including rent expense;

•	Patent related legal fees of approximately $20,000 per month or an aggregate $240,000 annually; and

•	Operating expenses of approximately $63,500 per month or an aggregate $762,000 over the next twelve (12) months, including business developments, personnel costs, investors relations, director and officer insurance, general liability insurance, investors relations, rent, consulting fees, utilities, legal and accounting fees, and travel.

Our current cash balance of $735,536 as of  September  30, 2012, accounts receivable of approximately $250,000,  of which approximately $228,000 was collected after September 30, 2012, will satisfy our cash requirements for approximately  more than seven (7) month assuming no further receipt of revenues from our licensees, additional debt or equity financing, other licensing alternative, and  further reduction of personnel and or expenses.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings and other licensing alternative,  we will be unable to satisfy our cash requirements beyond approximately more than seven (7) month assuming no further receipts of revenues and additional debt or equity financing.

We are attempting to raise additional cash by means of equity and or debt financing as well as exploring other strategic and licensing alternatives. Effective as of August 15, 2012, certain management changes occurred including the voluntary resignations of our CEO and our VP of Research and Development.  These responsibilities were assumed by other current employees.  These changes result in a net cash savings of approximately $350,000 per year.

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

Index

As of September 30, 2012, we have ten senior convertible notes payable outstanding to our largest shareholder totaling approximately $5,738,000 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a note payable with such shareholder of $260,399 including accrued interest with a maturity date of December 31, 2013 and an annual interest rate of 8%.    We also have a senior convertible note payable to a major stockholder with a balance $1,264,067  including accrued interest.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of  December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $250,000 with third parties.  These notes have an 8% interest rate per annum with a conversion prices ranging from $0.50 per share, a maturity date of June 30, 2014.   In addition, we have a promissory note payable with a related party totaling $97,816 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2013.
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
At September 30, 2012, we had a negative working capital of $1,059,027 that primarily consists of: (a) cash of $735,536; (b) accounts receivable of $250,452; (c) accounts payable of $573,274; (d) accrued expenses of $85,580; (e) unearned revenue of $1,353,161; and (d) a current portion of long term note payable of $33,000.  At September 30, 2012, we had a stockholders' deficit of $8,354,004 a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions and the beneficial conversion feature of certain convertible notes.

Cash provided by operating activities was $682,037 for the three months ended September 30, 2012. Net cash used in investing activities was $21,003.  Net cash used in financing activities was $6,000.

Contractual Obligations
The following table summarizes our long-term contractual obligations as of September 30, 2012:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$7,252,205	$ -	$7,110,279	$ -	$ -
Operating lease obligations (b)	$8,600	$8,600	-	$ -	$ -

(a)
The principal and accrued interest on the notes payable owed to the largest shareholder's senior convertible notes, to third parties' convertible note payable,  to a major shareholder's senior note payable as fully discussed in note 4 of the accompanying condensed footnotes to the  financial statements.

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

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

ITEM 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting
As of the end of our quarter ended September 30, 2012, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Quick-Med Technologies, Inc.
___________________________
(Registrant)

Date:	November 19, 2012	By: /s/ Bernd Liesenfeld____________
Bernd Liesenfeld President (Principal Executive Officer)

Date:	November 19, 2012	By: /s/ Nam H. Nguyen______________
Nam H. Nguyen Chief Financial Officer