Form 10-Q
period 2012-12-31
QUICK-MED TECHNOLOGIES INC
filed 2013-02-19
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of  February 19, 2013, there were 37,346,154 shares of common stock, par value $0.0001 per share, outstanding.

QUICK-MED TECHNOLOGIES, INC.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.

CONDENSED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED

DECEMBER 31, 2012 AND 2011

Index

TABLE OF CONTENTS

Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of December 31, 2012 and June 30, 2012 (unaudited)	1

Condensed Statements of Operations for the three and six months ended December 31, 2012 and 2011 (unaudited)	2

Condensed Statement of Changes in Stockholders’ Deficit for the three months ended December 31, 2012 (unaudited)	3

Condensed Statements of Cash Flows for the six months ended December 31, 2012 and 2011 (unaudited)	4

Notes to Condensed Financial Statements (unaudited).	5 -16

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS
	December 31,	June 30,
	2012	2012

Current assets:
Cash and cash equivalents	$458,852	$80,502
Accounts receivable	148,975	105,123
Total current assets	607,827	185,625

Property and equipment, net	3,240	1,084

Other assets:
Prepaid expenses	22,304	8,472
Intangible asset, net	416,347	416,669
Total other assets	438,651	425,141
Total assets	$1,049,718	$611,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$413,841	$714,110
Unearned revenue	1,371,583	100,957
Accrued expenses	89,931	188,275
Current maturity of note payable - related party	36,000	30,000
Current maturity of note payable - related party	264,735	256,064
Current maturity of note payable - related party	1,285,300	1,242,834
Current maturity of convertible note payable - related party	5,818,602	5,657,673
Total current liabilities	9,279,992	8,189,913

License payable	160,000	160,000
Long-term liability - note payable - related party	57,445	72,025
Long-term liability - convertible note payable	255,041	254,986
Total liabilities	9,752,478	8,676,924

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000 authorized shares; 37,346,154 shares issued and outstanding at December 31, 2012 and June 30, 2012	3,735	3,735
Additional paid-in capital	15,448,353	15,448,353
Outstanding stock options	4,131,709	4,131,709
Accumulated deficit	28,286,557	(27,648,871)
Total stockholders' deficit	(8,702,760)	(8,065,074)
Total liabilities and stockholders' deficit	$1,049,718	$611,850

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenues
Product sales	$75,228	$56,989	$140,790	$207,222
Royalty and license fees	82,422	118,281	322,115	201,738
Research and development service	-	20,000	-	110,000
Total revenues	157,650	195,270	462,905	518,960

Expenses:
Cost of sales	7,298	3,599	11,008	11,366
Research and development	125,273	234,782	287,695	473,653
General and administrative expenses	168,303	247,348	404,451	531,734
Licensing and patent expenses	77,308	97,941	140,991	167,911
Depreciation and amortization	15,750	15,757	31,452	32,826
Total operating expenses	393,932	599,427	875,597	1,217,490

Operating loss	(236,282)	(404,157)	(412,692)	(698,530)

Other income (expense):
Interest income	229	345	573	1,314
Interest expense	(112,703)	(113,124)	(225,567)	(226,333)
Total other (expense)	(112,474)	(112,779)	(224,994)	(225,019)

Loss before (benefit) for income taxes	(348,756)	(516,936)	(637,686)	(923,549)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$(348,756)	$(516,936)	$(637,686)	$(923,549)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic and diluted	37,346,154	37,346,154	37,346,154	37,296,154

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total

Balance, September 30, 2012	37,346,154	$3,735	$15,448,353	$(27,937,801)	$4,131,709	$(8,354,004)

Stock-based compensation	-	-	-	-
Net loss	-	-	-	(348,756)	-	(348,756)

Balance, December 31, 2012	$37,346,154	$3,735	$15,448,353	$(28,286,557)	$4,131,709	$(8,702,760)

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(637,686)	$(923,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,452	32,826
Stock-based compensation	-	42,901
(Increase) decrease in:
Accounts receivable	(43,853)	(57,009)
Prepaid expenses	(13,832)	(11,716)
Increase (decrease) in:
Accounts payable	(300,269)	(152,274)
Accrued interest	215,540	216,306
Unearned revenue	1,270,626	182,588
Accrued expenses	(98,341)	4,632
Net cash provided by (used in) operating activities	423,637	(665,295)

Cash flows from investing activities:
Property and equipment	(2,663)	(2,315)
Intangible assets	(30,624)	(40,102)
Net cash used in investing activities	(33,287)	(42,417)

Cash flows from financing activities:
Proceeds from stock issuance	-	28,000
Decrease in notes payable - officer	(12,000)	(6,000)
Net cash (used in) provided by financing activities	(12,000)	22,000

Net increase (decrease) in cash and cash equivalents	378,350	(685,712)
Cash and cash equivalents at beginning of period	80,502	949,367
Cash and cash equivalents at end of period	$458,852	$263,655

Supplementary Information:

Cash paid for:
Interest	$10,027	$10,027
Income taxes	$-	$-

Non-cash disclosures of investing and financing activities:
Stock-based compensation	$-	$42,901

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of December 31, 2012 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible. There was no allowance at December 31, 2012.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the period ended December 31, 2012, 16,259,306 diluted common stock equivalents have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

Fair Value Measurements

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures,which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This new accounting standard does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements.

This accounting standard establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into three levels. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities. Level 2 valuations are based on inputs, other than quoted prices included within Level 1, which are observable, either directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

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

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of December 31, 2012 and 2011, the Company’s cash levels exceeded the federally insured limit by approximately $280,000 and $46,000.  Beginning December 31, 2010 through December 31, 2012, the Company's bank accounts were fully insured, regardless of the balance of the account at the FDIC-insured institutions as the noninterest-bearing transaction accounts as provided by the section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

NOTE 3 – STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (the “Plan”) on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. On December 13, 2004, the shareholders approved the Plan and ratified the amendment to increase the total number of shares to be granted under the Plan from 3,000,000 to 4,000,000 effective November 1, 2004.  On November 13, 2007the shareholders ratified the amendment to increase the total number of shares to be granted under the Plan from 4,000,000 to 6,000,000.

On November 17, 2009, the Board of Directors (the "Board') granted 681,785 stock options to the board members, employees, and consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2009. In addition, the Board granted 248,564 warrants payments to consultants for payments of their services and incentive performance awards.  Of 681,785 stock options grant, approximately 115,428 were awarded to the board members for their services and were vested on the date of grant. Of 248,564 warrants issued, 99,977 warrants were vested immediately on the grant date. The remainder 566,357 stock options and 148,587 warrants were vested one-third immediately, one-third were vested on November 17, 2010 and the remaining one-third were vested on November 17, 2011, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.   The exercise price of those stock options and warrants is $0.77 per share.  The weighted average grant date fair value of options and warrants was $0.48 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

On October 27, 2008, the Board granted 1,335,102 stock options to the board members, employees, and consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2008. In addition, the Board granted 705,302 warrants payments to consultants for payments of their services and incentive performance awards.  Further, 60,000 shares of restricted common stock were issued to a consultant as payment for services.  Of the 1,335,102 stock options grant, approximately 464,102 were awarded to the board members for their services and were vested on the date of grant. Of the 705,302 warrants issued, 240,302 warrants were vested immediately on the grant date.  The remainder 871,000 stock options and 465,000 warrants were vested one-third immediately, one-third were vested on October 27, 2009 and the remaining one-third were vested on October 27, 2010, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.20 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options and warrants was $0.19 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.

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

No options and warrants were granted during the six months ended December 31, 2012 and 2011.

NOTE 3 – STOCK OPTIONS AND WARRANTS, continued

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of options for the periods ended December 31, 2012 and 2011 is shown below:

	December 31, 2012		December 31, 2011
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	4,341,115	$0.59	4,797,270	$0.57
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(456,155)	1.05
Outstanding at end of period	4,341,115	$0.57	4,341,115	$0.59
Exercisable at end of period	4,341,115		4,341,115
Available for issuance at end of period	1,119,473		1,119,473

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Number	Weighted-Average	Number	Weighted-Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding at beginning of period	958,299	$0.46	974,920	$0.47
Granted	-	-	-	-
Exercised	-	-	-	-
Expired			(16,621)	1.08
Outstanding at end of period	958,299	$0.48	958,299	$0.46
Exercisable at end of period	958,299		958,299

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE

		Interest	Conversion	December	June
Related Party	Maturity	Rate	Price	30, 2012	30, 2012
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$1,053,000
Accrued interest				232,300	189,834
Total				$1,285,300	$1,242,834
Less current portion				1,285,300	-
Total				$-	$1,242,834

Others
Senior Convertible Note	2014	8%	$0.50	150,000	150,000
Senior Convertible Note	2014	8%	$0.50	100,000	100,000
Accrued interest				5,041	4,986
Total				$255,041	$254,986

Related Party
Note Payable	2013	8%		$77,155	$89,155
Accrued interest				16,290	12,870
Total				93,445	102,025
Less current portion				36,000	30,000
Total				$57,445	$72,025

Related Party
Note Payable	2013	8%		$215,000	$215,000
Accrued interest				49,735	41,064
Total				$264,735	$256,064
Less current portion				$264,735	$-
Total				$-	$256,064

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

On December 16, 2010, the Company issued a promissory note to a related party for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has an annual interest rate of 8%, a maturity date of December 31,  2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of December 31 and September 30, 2012 the Company paid aggregate principal amounts of $12,000 and $6,000, respectively. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Effective March 15, 2010, the Company issued a $215,000 promissory note payable to the largest shareholder.  The Company received the borrowings (the "Advances") in a series of $50,000 on January 29, February 12 and March 15, 2010, $34,000 on January 13, 2010, $11,000 on January 14, 2010, and $20,000 on February 26, 2010 totaling $215,000. This note is secured by the Company’s revenues and assets.  In addition, the note has an 8% interest rate per annum and has a maturity date of March 12, 2011, which was extended to October 31, 2011 and subsequently extended to December 31, 2013.

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

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE, continued

		Interest	Conversion	December	June
	Maturity	Rate	Price	30, 2012	30, 2012
Related Party
2003 Senior Convertible Note	2013	6%	$0.38	$1,268,625	$1,268,625
Senior Convertible Note	2013	8%	$0.74	208,955	208,955
2007 Senior Convertible Note	2013	8%	$0.74	375,000	375,000
2007 Senior Convertible Note 2	2013	8%	$0.55	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.51	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.40	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.34	50,000	50,000
2007 Senior Convertible Note 2	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.32	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.45	70,000	70,000
2008 Senior Convertible Note 1	2013	8%	$0.40	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.33	50,000	50,000
2008 Senior Convertible Note 1	2013	8%	$0.42	75,000	75,000
2008 Senior Convertible Note 1	2013	8%	$0.40	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.29	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.20	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.38	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.35	135,000	135,000
2008 Senior Convertible Note 2	2013	8%	$0.25	100,000	100,000
2008 Senior Convertible Note 2	2013	8%	$0.35	50,000	50,000
2008 Senior Convertible Note 2	2013	8%	$0.25	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.36	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.19	50,000	50,000
2008 Senior Convertible Note 3	2013	8%	$0.31	50,000	50,000
2009 Senior Convertible Note 1	2013	8%	$0.18	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.37	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.43	35,000	35,000
2009 Senior Convertible Note 1	2013	8%	$0.45	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.48	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.47	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.42	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.53	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.58	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.52	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.46	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.55	35,000	35,000
2009 Senior Convertible Note 2	2013	8%	$0.63	50,000	50,000
2009 Senior Convertible Note 2	2013	8%	$0.60	45,000	45,000
2009 Senior Convertible Note 3	2013	8%	$0.50	135,000	135,000
2009 Senior Convertible Note 3	2013	8%	$0.60	465,000	465,000
Accrued interest				1,511,022	1,350,093
Total				$5,818,602	$5,657,673
Less Current portion				5,818,602	-

Total long term note payable				$312,486	$7,483,582

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

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

At December 31, 2012, the Company accrued interest of $1,511,022, $49,734, $232,300, $16,290 and $5,041 on the convertible notes and the note payable with the Shareholder, the convertible note with a related party, the note payable to a related party and the convertible notes payable, respectively.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012:

	Carrying Value	Level 1	Level 2	Level 3
Financial Assets
Cash equivalents (1)	$734,811	$734,811	-	-
Total financial assets	$734,811	$734,811	-	-

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$7,358,943	-	-	$7,110,279
Total financial liabilities	$7,358,943	-	-	$7,110,279

NOTE 5  – FAIR VALUE MEASUREMENTS, continued

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

(2) Convertible Notes Payable

As fully described in Note 4, the Company’s convertible notes payable are long-term debts with fixed interest rates and the conversion rates at market at the time the funds were received.  In addition, the Company’s assets and revenues collateralize most of these notes.  Further, the debt holders are major shareholders and an officer. The Company is in a start up phase. The Company estimates the fair value of the convertible notes for disclosure purposes by discounting the future cash flows using rates of debts that management believes are similar in terms and maturity.  The Company's short-term convertible note payable is approximate market value.

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with the Shareholder, a major stockholder, and third parties and a promissory note with a related party during the periods ended December 31, 2012 and June 30, 2012.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended June 30, 2012.   The terms “Quick-Med”, the "Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements."  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) because we have a limited operating history and our technologies are still evolving, we may not be able to successfully manage our business or achieve profitability; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products;  (f) there is no assurance that our technologies or products  will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore,  should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt or equity financings, but there are no assurances that these revenues and  financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to our largest shareholder and a major shareholder, who have  funded our operations, debt obligations, including those that  are secured by our assets and revenues and  are senior obligations; (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; (k) based on our cash position at December 31, 2012, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital; and (l) other risk factors discussed in our annual report  for the fiscal year ended June 30, 2012 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Our business model has been to pursue the following revenue segments:

•	Royalty and license fees;
•	Profit sharing revenues;
•	Research and development fees paid to us in connection with joint development agreements; and
•	Government research and development grants.

Our potential revenues will likely be derived from and the following types of companies in connection with our NIMBUS, Stay Fresh ,  NimbuDerm and MultiStat technologies as well as government agencies:

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

Index

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

In October, 2009, the FDA issued a guidance document specific to one of the NIMBUS active agents, Poly Diallyl Dimethyl Ammonium Chloride, or “pDADMAC”  The guidance supports the February 2009 clearance and protects the future applications and submissions for pDADMAC to our patented claims and uses.

Index

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

This section should be read in conjunction with our annual report on Form 10-K for fiscal year ended June 30, 2012 filed with the SEC for further discussions in the sections entitled, “Government Regulation,”  “510(k) Clearance Pathway” and “De Novo: Alternative Pathway to PMA.”

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

Capital Expenditures and Requirements

From 2000 to December 2012, we have spent $1,052,104 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provided that we compensated approximately 80,000 common shares, 80,000 stock options and $50,000 in cash each, to  Dr. Galardy and Dr. Grobelny for the exclusive license of the Ilomastat technology, which they invented.

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

Index

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  stock-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our condensed financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the six months ended December 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our  Annual Report on Form 10-K for the year ended June 30, 2012.

Results of Operations

Comparison of Six Months Ended December 31, 2012 and 2011

Revenues.     During the six months ended December 31, 2012, we had $462,905 of revenues, compared to $518,960 of revenues for the six months ended December 31, 2011, representing a $56,055 or 11% decrease.   Revenues consisted of: (a) $322,115 royalty and license fees consisting of $108,262 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc. ("Derma"), our licensee, $63,853 in license and other related fees representing the earned portion of the license fees from our licenses, and $150,000 in license fees related to a terminated license agreement; and (b) $140,790, which represented our royalties in the form of revenue share from MultiStat product sales by  BASF Corporation (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”).  We had no revenue from research and development services for the period ended December 31, 2012.

In July 2012, we and Derma entered into a Patent and Technology License Agreement (the "Agreement") to license our proprietary NIMBUS intellectual property exclusively on a worldwide basis other than India.  The Agreement supersedes a Patent and Technology License Agreement, as amended, dated March 23, 2007 (the "Prior Agreement") to Derma on an exclusive basis within the United States and Canada.  Our royalty fees from Derma were lower due to an adjustment a lower royalty rate under the  Agreement  from the prior Agreement. In the six months, the lower royalty rates were partially offset by $339,029  (37%) of increased sales over the comparable prior year period.  In addition, Derma paid us $1.3 million upfront fee and will pay other future remunerations based on certain milestones as stipulated in the  Agreement.  We anticipate that our royalty fees from Derma will be lower in the near future due to a lower royalty rate.

Our royalties in the form of a revenue share from MultiStat product sales declined $66,432 or 32%, reflecting a lower total sales of MultiStat product from comparable prior period.  We cannot anticipate MultiStat product sales by BASF for subsequent quarters given current economic market uncertainties in general and the retail cosmetic industry in particular.

During the six months ended December 31, 2011 we had $518,960 of revenues which consisted of: (a) $207,222, which represented our royalties in the form of revenue share from MultiStat product sales by  BASF Corporation (“BASF”); (b) $201,738 royalty and license fees  consisting of $184,325 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., and $17,413 in license fees representing the earned portion of the license fees from our licenses; and (c) $110,000, which represented the revenue earned from  development projects

Index

We granted BASF the exclusive and non-exclusive licenses to develop and market our Ilomastat product for the field of over-the-counter anti-aging (chronological aging or photoaging) cosmetics. Under the terms of this agreement, we and BASF shared the net revenues in each contract calendar year beginning January 1, 2008 until December 31, 2010 in accordance with certain sharing percentages as defined in the agreement.  Both parties extended the BASF Agreement until December 31, 2014.

Operating Loss.  Operating loss for the six months ended December 31, 2012 was $412,692 as compared to $698,530 for the six months ended December 31, 2011, representing a decrease of 41% or $285,838. The decrease was primarily attributable to a decrease in operating expenses of $341,893 partially offset by a decrease in revenues of $56,055 for the six months ended December 31, 2012.   The decrease in operating expenses was primarily due to the following:  (a) a decrease in research and development expenses of $185,958 or 39%; (b) a decrease in general and administrative expenses of $127,283 or 24%; and (c) a decrease in licensing and patent expenses of $26,920 or 16%.

Research and Development Expense.  Research and development expense decreased by $185,958 or 39%.  The decrease is primarily attributable to a reduction in compensation expense resulting from a lower number of employees and the absence of stock-based compensation expense in the current period.

General and Administrative Expense.  General and administrative expense decreased by $127,283 or 24%.  This decrease is mainly attributed to the termination of the third-party investor relations program support, certain consulting services, lower compensation expense from reduced headcount and lower salaries, the absence of financing expense and stock-based compensation expense offset by higher royalty fees due to our licensor in connection with the up front license fee received under the new license agreement.

Licensing and Patent Expense.  Licensing and patent expense decreased by $26,920 or 16%.  This decrease was primarily due to lower patent legal fees offset by higher patent maintenance fees.

Interest Expense.  Interest expense of $225,567 on notes payable for the six months ended December 31, 2012 remained consistent in comparison to $226,333 the six months ended December 31, 2011 as there was no new notes payable issued between December 31, 2011 to December 31, 2012.

Net Loss.   Net loss for the six months ended December 31, 2012 was $637,686 or $0.02 per share compared to $923,549 or $0.02 per share for the six months ended December 31, 2011.   This decrease is primarily attributable to reductions in general and administrative expenses, research and development expenses, and licensing and patent expenses partially offset by a reduction in revenues.

Comparison of Three Months Ended December 31, 2012 and 2011

Revenues.     During the three months ended December 31, 2012, we had $157,650 of revenues, compared to $195,270 of revenues for the three months ended December 31, 2011, representing a $37,620 or 19% decrease.  Revenues consisted of: (a) 82,422 royalty and license fees consisting of $51,951 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc. ("Derma"), our licensee and $30,471 in license and other related fees representing the earned portion of the license fees from our licenses; and (b) $75,228 which represented our royalties in the form of revenue share from MultiStat product sales by BASF Corporation (“BASF”), in connection with a manufacturing and distribution agreement we have with BASF  for product development, manufacturing and distribution (the “BASF Agreement”). We had no revenue from research and development services for the period ended December 31, 2012.

Index

Our royalties in the form of a revenue share from MultiStat product sales increased $18,239 or 32%.  We cannot anticipate MultiStat product sales by BASF for subsequent quarters given current economic market uncertainties in general and the retail cosmetic industry in particular.

During the three months ended December 31, 2011 we had $195,270 of revenues which consisted of: (a) $56,989, which represented our royalties in the form of revenue share from MultiStat product sales by  BASF, (b) $118,281 royalty and license fees  consisting of $108,949 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., our licensee, and $9,332 in license fees representing the earned portion of the license fees from our licenses; and (c) $20,000, which represented the revenue earned from  development projects.

Operating Loss.  Operating loss for the three months ended December 31, 2012 was $236,282 as compared to $404,156 for the three months ended December 31, 2011, representing a decrease of 42% or $167,875. The decrease was primarily attributable to a decrease in operating expenses of $205,495 partially offset by a decrease in revenues of $37,620.  The decrease in operating expenses was primarily due to the following: (a) a decrease in research and development expenses of $109,509 or 47%; (b) a decrease in general and administrative expenses of $79,045 or 32%; (c) a decrease in licensing and patent expenses of $20,633 or 21% and (d) an increase in cost of sales of $3,699.

Research and Development Expense. The $109,509 decrease in research and development expense is primarily attributable to a reduction in compensation expense resulting from a lower number of employees and the absence of stock-based compensation expense in the current period.

General and Administrative Expense. The $79,045 decrease is mainly attributed to the termination of the third-party investor relations program support, certain consulting services, lower compensation expense from reduced headcount and lower salaries, the absence of financing expense and stock-based compensation expense.

Licensing and Patent Expense. The $20,633 decrease was primarily due to lower patent legal fees partially offset by higher patent maintenance fees.

Interest Expense.  Interest expense of $112,703 on notes payable for the three months ended December 31, 2012 remained consistent in comparison to $113,124 the three months ended December 31, 2011 as there was no new notes payable issued between December 31, 2011 to December 31, 2012.

Net Loss.   Net loss for the three months ended December 31, 2012 was $348,756 or $0.01 per share compared to $516,936 or $0.01 per share for the three months ended December 31, 2011.   This decrease is primarily attributable to reductions in general and administrative expenses, research and development expenses, and licensing and patent expenses partially offset by a decrease in revenue and an increase in cost of sales.

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

Total cash on hand at December 31, 2012 was $458,852 as compared with $80,502 at June 30, 2012.

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

In consideration for the execution of the Agreement, Derma paid  an upfront license fee of 1.3 million to us shortly after signing with  additional license fee payments to be paid to us based on future sales of the licensed products reaching certain milestones.  In addition, the royalty rate on the licensed products will be a sliding scale and declining as the sales volume increases as stipulated in the Agreement.  Further, Derma agreed to commercialize products utilizing our intellectual property in certain geographic regions within certain time periods measured from the effective date in order to maintain the exclusivity of the intellectual property rights granted in these regions under the Agreement.  The Agreement shall continue to be in effect until the expiration of the last to expire of the Company's proprietary intellectual property.  The Company may revoke the exclusive nature of the license or terminate this agreement early if Derma fails to reach certain revenue milestones.  Derma may terminate this agreement at any time upon 60 days notice.  We anticipate that our royalty fees from Derma will be lower in the near future than under the prior Agreement.  We are unable to determine how much of the royalty fees we will receive in the future at this time.  We expect minimal direct expenses in relation to this Agreement.

In November 2011, we entered into a License Agreement (the “Agreement”) with Biosara Corporation ("Biosara") effective as of October 1, 2011(the "Effective Date") on an exclusive basis.  In consideration for the execution of the Agreement and for the exclusive license, Biosara paid the Company a non-refundable and non-creditable payment upon signing the Agreement.  The Company expects to receive another non-refundable and non-creditable payment of  $50,000 upon the first commercial product sale or twelve (12) months from the Effective Date.  Further, the Company will receive royalty payments on the product sales at different royalty rates pursuant to the sales volumes stipulated in the Agreement.  Biosara must pay a certain minimum royalty amount to the Company each quarter of  $25,000 in the next twelve months, otherwise the Company may at its option, cancel Biosara’s exclusivity arrangement or terminate the license altogether.

In March 2010,  we entered into a License Agreement (the “Agreement”) on an exclusive basis  with a division of a major consumer products company (the "Licensing Party").   In consideration for the execution of the Agreement and for the exclusivity, the Licensing Party paid the Company a non-refundable and non-creditable payment  The Licensing Party did not meet the first commercial sale by the agreed date which requires a milestone payment to the Company.  In addition, the Company has met a condition subsequent to December 31, 2011, which requires another milestone payment from the Licensing Party to the Company.  We have served a termination notice to the Licensing Party in accordance with the terms of the Agreement subsequent to being informed of the Licensing Party of its intent to discontinue the Agreement.  The parties agreed to terminate the Agreement and we received the payment of $150,000 in connection with the milestone payments in accordance with the terms of the termination agreement.

Equity Financing and our Cash Requirements

Based on our cash position at December 31, 2012, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $114,000 per month or an aggregate of approximately $1,368,000 over the next twelve (12) months, in the following areas:

Index

•
Research and development expenditures of approximately $42,000 per month or an aggregate $504,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $31,000 in payroll for scientists; (b) $3,000 for outside research and development expenditures; and (c) $8,000 for chemical supplies and laboratory operating expenses, including rent expense;

•	Patent related legal fees of approximately $22,000 per month or an aggregate $264,000 annually; and

•
Operating expenses of approximately $50,000 per month or an aggregate $600,000 over the next twelve (12) months, including business developments, personnel costs, investors relations, director and officer insurance, general liability insurance, investors relations, rent, consulting fees, utilities, legal and accounting fees, and travel.

Our current cash balance of $458,852 as of December 31, 2012, accounts receivable of approximately $148,975, will satisfy our cash requirements for approximately no more than five (5) months assuming no further receipt of revenues from our licensees, additional debt or equity financing, other licensing alternative, and  further reduction of personnel and or expenses.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings and other licensing alternative, we will be unable to satisfy our cash requirements beyond approximately more than five (5) months assuming no further receipts of revenues and additional debt or equity financing.

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

As of December 31, 2012, we have ten senior convertible notes payable outstanding to our largest shareholder totaling $5,818,602 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets.  We also have a note payable with our largest shareholder of $264,735 including accrued interest with a maturity date of December 31, 2013 and an annual interest rate of 8%. We also have a senior convertible note payable to a major stockholder with a balance $1,285,300 including accrued interest. The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of  December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $250,000 with third parties.  These notes have an 8% interest rate per annum with a conversion prices ranging from $0.50 per share, a maturity date of June 30, 2014.   In addition, we have a promissory note payable with a related party totaling $93,445 including accrued interest with an interest rate of 8% per annum and a maturity date in December 2013.

Index

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

At December 31, 2012, we had a negative working capital of $8,672,165 that primarily consists of: (a) cash of $458,852; (b) accounts receivable of $148,975; (c) accounts payable of $413,841; (d) accrued expenses of $89,931; (e) unearned revenue of $1,371,583; and (d) a current portion of long term notes payable of $7,404,637.  At December 31, 2012, we had a stockholders’ deficit of $8,702,760 a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions and the beneficial conversion feature of certain convertible notes.

Cash provided by operating activities was $423,637 for the six months ended December 31, 2012. Net cash used in investing activities was $33,287.  Net cash used in financing activities was $12,000.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$7,717,123	$7,404,637	$312,486	$-	$-
Operating lease obligations (b)	$56,975	$27,348	$29,627	$-	$-

(a)
The principal and accrued interest on the notes payable owed to the largest shareholder’s senior convertible notes, to third parties' convertible note payable,  to a major shareholder’s senior note payable as fully discussed in note 4 of the accompanying condensed footnotes to the  financial statements.

(b)	We have an operating lease for our laboratory in Gainesville, Florida with an expiration date in 2015.

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

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of  December 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended December 31, 2012, there was no change in the our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Item 1A is not required to be disclosed by smaller reporting issuers such as the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Index

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit Number	Description

2.1	Merger Agreement dated March 19, 2001 between Above Average Investments Ltd. and Quick-Med Technologies, Inc. (1)

2.2	Amendment to Merger Agreement (1)

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quick-Med Technologies, Inc.

(Registrant)

Date:	February 19, 2013	By: /s/ Bernd Liesenfeld
Bernd Liesenfeld President (Principal Executive Officer)

Date:	February 19, 2013	By: /s/ Paul H Jenssen
Paul H Jenssen Chief Financial Officer