Form 10-Q
period 2013-03-31
QUICK-MED TECHNOLOGIES INC
filed 2013-05-20
CIK 1088206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerate`d filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of  May 20, 2013, there were 37,346,154 shares of common stock, par value $0.0001 per share, outstanding.

QUICK-MED TECHNOLOGIES, INC.

Index

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QUICK-MED TECHNOLOGIES, INC.

CONDENSED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED

MARCH 31, 2013 AND 2012

Index

TABLE OF CONTENTS

Condensed Financial Statements (unaudited):

Condensed Balance Sheets as of March 31, 2013 and June 30, 2012 (unaudited)	1

Condensed Statements of Operations for the three and nine months ended March 31, 2013 and 2012 (unaudited)	2

Condensed Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2013 (unaudited)	3

Condensed Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 (unaudited)	4

Notes to Condensed Financial Statements (unaudited).	5-13

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	June 30,
	2013	2012

Current assets:
Cash and cash equivalents	$151,833	$80,502
Accounts receivable	275,291	105,123
Total current assets	427,124	185,625

Property and equipment, net	3,485	1,084

Other assets:
Prepaid expenses	25,616	8,472
Intangible asset, net	399,026	416,669
Total other assets	424,642	425,141
Total assets	$855,251	$611,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$324,611	$714,110
Unearned revenue	1,341,110	100,957
Accrued expenses	99,412	188,275
Current maturity of note payable -related party	81,707	102,025
Current maturity of note payable -related party	6,166,181	5,913,737
Current maturity of note payable - related party	1,306,072	1,242,834
Total current liabilities	9,319,093	8,261,938

License payable	160,000	160,000
Long-term liability - convertible note payable	-	-
Long-term liability - convertible note payable	259,973	254,986
Total liabilities	9,739,066	8,676,924

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000 authorized shares; 37,346,154 shares issued and outstanding at March 31, 2013 and June 30, 2012	3,735	3,735
Additional paid-in capital	15,448,353	15,448,353
Outstanding stock options	3,865,978	4,131,709
Accumulated deficit	(28,201,881)	(27,648,871)
Total stockholders' deficit	(8,883,815)	(8,065,074)
Total liabilities and stockholders' deficit	$855,251	$611,850

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	3 months ended		9 months ended
	March		March
	2013	2012	2013	2012

Revenues
Royalty and license fees	$137,217	$117,867	$459,333	$319,604
Product sales	124,788	77,433	265,578	284,655
Research and development service	-	3,000	-	113,000
Total revenues	262,005	198,300	724,911	717,259

Expenses:
Cost of sales	6,475	6,358	17,483	17,724
Research and development	117,942	210,235	405,639	683,889
General and administrative expenses	(142,039)	210,712	262,411	742,443
Licensing and patent expenses	53,743	62,323	194,734	230,233
Depreciation and amortization	32,487	15,757	63,939	48,583
Total operating expenses	68,608	505,385	944,205	1,722,872

Operating profit (loss)	193,397	(307,085)	(219,294)	(1,005,613)

Other income (expense):
Interest income	87	58	660	1,371
Interest expense	(108,808)	(111,819)	(334,375)	(338,153)
Total other expense	(108,721)	(111,761)	(333,715)	(336,782)

Profit (Loss) before provision (benefit) for income taxes	84,676	(418,846)	(553,010)	(1,342,395)

Provision (benefit) for income taxes	-	-	-	-

Net loss	$84,676	$(418,846)	$(553,010)	$(1,342,395)

Net loss per share - basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.04)

Weighted average common shares outstanding - basic and diluted	37,346,154	37,346,154	37,346,154	37,346,154

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total
Balance at December 31, 2012	37,346,154	$3,735	$15,448,353	$(28,286,557)	$4,131,709	$(8,702,760)
Forfeited stock-based compensation					(265,731)	(265,731)
Net profit	-			84,676	-	84,676
Balance at March 31, 2013	37,346,154	$3,735	$15,448,353	$(28,201,881)	$3,865,978	$(8,883,815)

See Notes to Unaudited Condensed Financial Statements

Index

QUICK-MED TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	9 Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(553,010)	$(1,342,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,939	48,583
Forfeited stock-based compensation	(265,731)	45,901
Increase (decrease) in:
Accounts receivable	(170,168)	144,089
Prepaid expenses	(17,144)	(6,161)
Increase (decrease) in:
Accounts payable	(389,401)	(79,812)
Accrued interest	324,253	318,098
Unearned revenue	1,240,153
Accrued expenses and other current liabilities	(88,863)	23,452
Net cash provided by (used in) operating activities	144,027	(848,245)
Cash flows from investing activities:
Property and equipment	(3,211)	(2,315)
Intangible assets	(45,485)	(93,259)
Net cash used in investing activities	(48,696)	(95,574)
Cash flows from financing activities:
Proceeds from stock issuance	-	28,000
Decrease in notes payable - officer	(24,000)	(12,000)
Net cash (used in) provided by financing activities	(24,000)	16,000

Net increase (decrease) in cash and cash equivalents	71,330	(927,819)
Cash and cash equivalents at beginning of period	80,502	949,367
Cash and cash equivalents at end of period	151,832	21,548
Cash paid for:
Interest	10,122	10,027
Income taxes	$-	$-
Total	10,122	10,027
Non-cash disclosures of investing and financing activities:
Forfeited stock-based compensation	$(265,731)	$45,901

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Quick-Med Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation.  Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. For further information, refer to the financial statements and the footnotes thereto contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of March 31, 2013 represents amounts due from its customers and is reported on the balance sheet reduced by an allowance for doubtful accounts for estimated losses resulting from receivables not considered to be collectible.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the period ended March 31, 2013 16,523,575 diluted common stock equivalents have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable.  As of March 31, 2013 and 2012, the Company's cash levels did not exceed the federally insured limit.

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

NOTE 3 – STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (the "Plan") on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. On December 13, 2004, the shareholders approved the Plan and ratified the amendment to increase the total number of shares to be granted under the Plan from 3,000,000 to 4,000,000 effective November 1, 2004.  On November 13, 2007 the shareholders ratified the amendment to increase the total number of shares to be granted under the Plan from 4,000,000 to 6,000,000. The plan expired on March 4, 2011.

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

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

No options and warrants were granted during the nine months ended March 31, 2013 and 2012.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of options for the periods ended March 31, 2013 and 2012 is shown below:

	March 31, 2013		March 31, 2012

	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	4,341,115	$0.57	4,797,270	$0.57
Granted
Exercised
Forfeited	(861,153)	0.60
Expired	(257,145)	0.60	(456,155)	$1.05
Outstanding at end of period	3,222,817	$0.60	4,341,115	$0.59
Exercisable at end of period	3,222,817		4,341,115
Available for issuance at end of period	-		-

The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended March 31, 2013 and 2012:

	March 31, 2013		March 31, 2012

	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at beginning of period	958,299	$0.46	974,920	$0.47
Granted			10,714	$0.02
Exercised
Expired			(26,351)	$1.02
Outstanding at end of period	958,299	$0.36	959,283	$0.45
Exercisable at end of period	958,299		959,283

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE

Related Party	Maturity	Interest Rate	Conversion Price	March 31, 2013	June 30, 2012

Senior Convertible Note	2013	8%	$0.60	1,053,000	1,053,000
Accrued Interest				253,072	189,834
Total				1,306,072	1,242,834
Less current portion				1,306,072	1,242,834
Total long-term				-	-

Others
Senior Convertible Note	2014	8%	$0.50	150,000	150,000
Senior Convertible Note	2014	8%	0.50	100,000	100,000
Acrued interest				9,973	4,986
Total long-term				259,973	254,986

Related Party
Note Payable	2013	8%		$65,155	89,155
Accrued interest				16,552	12,870
Total				81,707	102,025
Less current portion				81,707	102,025
Total long-term				-	-

Related Party
Senior Convertible Note	2013	6-8%	$0.18-0.74	3,547,580	3,547,580
Senior Convertible Note Payable 2		8%	0.42-0.63	375,000	375,000
Senior Convertible Note Payable 3		8%	0.60	600,000	600,000
Accrued interest				1,643,601	1,391,157
Total				6,166,181	5,913,737
Less current portion				6,166,181	5,913,737
Total long-term				$-	-

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On March 31, 2013, the Company restructured several of its outstanding and previously issued notes payable to the largest shareholder into a single senior convertible promissory note in the amount of $3,547,580. The original notes were issued on September 30, 2003, June 14, 2007, October 30, 2007, February 11, 2008, May 17, 2008, September 12, 2008, February 26, 2009, May 12, 2009 and March 15, 2010 in the principal amounts of $1,268,625, $208,955, $300,000, $370,000, $485,000, $150,000, $175,000, $375,000 and $215,000, respectively. This senior convertible note is secured by the Company’s revenues and assets and is subordinate to the additional senior convertible notes issued to the various parties listed below. Interest rates for these convertible notes range from 6% to 8% and conversion rates range from $0.18 to $0.74.

On March 31, 2010, the Company issued a senior convertible promissory note to a major shareholder for the principal amount of $1,053,000, which consisted of $600,164 in cash, $375,000 principal balance of a prior senior convertible note together with unpaid accrued interest thereon of $77,836.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the Notes 2 and 3 to the Shareholder and the senior convertible notes totaling $250,000.  This note has an annual interest rate of 8%, a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $859,950 as an interest expense as a result of the beneficial conversion feature.

On March 31, 2010, the Company issued two senior convertible promissory notes totaling $250,000 to third parties.  These senior convertible notes are secured by the Company’s revenues and assets with the same priority as the Note 2 and 3 to the Shareholder and the March 31, 2010 senior convertible note to a major shareholder. These notes have an annual interest rate of 8% with a maturity date of June 30, 2014.  These notes have the convertible price of $1.00 per share of common stock.  The Company has recorded approximately $22,500 as an interest expense as a result of the beneficial conversion feature.  During the year ended June 30, 2011, the conversion price of the $150,000 senior convertible promissory note was reduced to $0.50 per share of common stock as part of the arrangement of the additional investment in the Company's restricted common stock by the note holder. In addition, the conversion price on the $100,000 senior convertible promissory note was also reduced to $0.50 per share of common stock as a result of the additional investment in the Company's restricted common stock.

On December 16, 2010, the Company issued a promissory note to an officer for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of March 31, 2013, the Company paid an aggregate principal amount of approximately $65,000 to the officer. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

In November 2009, the Company finalized and issued a $600,000 2009 senior convertible note payable (“Note 3”) to the Shareholder.  The Company received the borrowings (the "Advances") in a series of $45,000 on September 8, 2009, $25,000 on September 11, 2009, $125,000 on September 23, 2009, $100,000 on October 14, 2009, $50,000 on October 28, 2009, $175,000 on November 12, 2009,   $50,000 on December 14, 2009, and $30,000 on February 26, 2010 totaling $600,000.   This senior convertible note is secured by the Company’s revenues and assets with the same priority as the March 31, 2010 senior convertible notes, it has a 8% annual interest rate and has a maturity date of December 31, 2013.  This note has the conversion price of $0.60 per share of common stock.  The Company has recorded approximately $215,500 as an interest expense to date for the Advances received as a result of the beneficial conversion feature.  As part of the terms of this note, the maturity dates of all other outstanding senior convertible notes owed to the Shareholder were extended to December 31, 2013.  During the year ended June 30, 2011, the conversion price on a $135,000 portion of the Note 3 was also reduced to $0.50 per share of common stock as a result of the additional investment in the Company's restricted common stock.

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Effective May 12, 2009, the Company issued a 2009 senior convertible note payable (“Note 2”) to the Shareholder to combine the borrowings (the “Advances”) in a series of $35,000 each from May 12, 2009 through August 12, 2009, $50,000 and $45,000 on August 14 and 27, 2009, respectively totaling $375,000. This senior convertible note is secured by the Company’s revenues and assets with the same priority as the March 31, 2010 senior convertible notes and has a maturity date of December 31, 2013.  This note has the conversion prices determined by the closing trading prices of the Company’s common stock on the dates the Advances were received.

At March 31, 2013, the Company accrued interest of $253,072, $9,973, $16,550, and $1,643,601 on the convertible notes with a related party, convertible notes with third parties, notes payable with related party, and the convertible notes payable with the Shareholder, respectively.

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

Index

QUICK-MED TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013:

	Carrying Value	Level 1	Level 2	Level 3

Financial Assets
Cash equivalents (1)	$176,914	176,914
Total financial assets	$176,914	176,914

	Carrying Value	Level 1	Level 2	Level 3
Financial Liabilities
Convertible notes payable (2)	$7,732,226			7,325,279
Total financial liabilities	$7,732,226			7,325,279

NOTE 6  – RELATED PARTY TRANSACTIONS

As fully described in Note 4, the Company has several senior convertible note payables with the Shareholder, a major stockholder, and third parties and a promissory note with a related party during the periods ended March 31, 2013, and June 30, 2012.

NOTE 7  – SUBSEQUENT EVENT

On May 14, 2013 the Company was awarded a contract by the U.S. Department of Defense for research on the “Development of Technologies to Control Scar Contracture after Burn Injuries.” The Phase I research contract is valued at about $150,000.  Work is expected to commence on May 15, 2013 and is expected to take approximately 6 months.  Follow-on phases of the award could potentially bring the total value of the contract to approximately $1 million and would help develop the proof of concept to commercial readiness.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended June 30, 2012.   The terms “Quick-Med”, the "Company," "we," "our" or "us" refer to Quick-Med Technologies, Inc., a Nevada corporation.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on our current expectations, assumptions, and estimates. The words or phrases "believe," "expect," "may," "anticipates," or similar expressions are intended to identify "forward-looking statements."  In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including without limitation: (a) we may not be able to successfully manage our business or achieve profitability because we have a limited operating history and our technologies are still evolving; (b) our technology and product development processes, which include regulatory approvals, are lengthy and expensive and there is no assurance that we will have sufficient resources to complete development related to these processes; (c) our history of losses makes it difficult for you to evaluate our current and future business and prospects and future financial results; (d) we have negative cash flow from operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern; (e) our future business is dependent upon third parties to market, manufacture, and distribute our technologies and/or products or jointly developed products;  (f) there is no assurance that our technologies or products  will be accepted in the marketplace; (g) we do not currently carry product liability insurance and, therefore,  should we be subject to a product liability claim, our financial condition may be adversely affected; (h) our operations are currently funded by our revenues and our debt or equity financings, but there are no assurances that these revenues and  financings will be sufficient to ensure our  future financial performance and viability;  (i) we have substantial debt obligations due to our largest shareholder and a major shareholder, who have  funded our operations, debt obligations, including those that  are secured by our assets and revenues and  are senior obligations; (j) there is no assurance that we will be able to attract and retain highly skilled scientific, technical and management personnel, who are critical to our success; (k) based on our cash position at March 31, 2013, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital; and (l) other risk factors discussed in our annual report  for the fiscal year ended June 30, 2012 and other periodic filings, which may be accessed at http://www.sec.gov.  Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Index

Overview

Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the   consumer and healthcare markets. Our four core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications, including wound care, catheters, tubing, films, and coatings; (2) Stay Fresh® , a novel antimicrobial based on sequestered hydrogen peroxide, that can provide durable antimicrobial protection to items such as textiles through numerous laundering cycles; (3) NimbuDermTM , a novel copolymer for application as a persistent hand sanitizer with long lasting protection against germs; and (4) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. NIMBUS technology was first commercialized in June 2009 in a wound care product line by one of our licensees in the worldwide institutional markets (i.e. hospitals and health care facilities). It has also been licensed in separate agreements for medical adhesives, and for wound care products in India. We are targeting NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been commercialized in a cosmetic product line with the anti-aging products.  Stay Fresh has been commercialized in the consumer textile market and has broad further applications within both consumer and institutional markets both for textiles and for health care. NimbuDerm is a technology currently being developed for commercialization.

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

Our potential revenues will likely be derived from and the following types of industries in connection with our NIMBUS, Stay Fresh ,  NimbuDerm and MultiStat technologies as well as government agencies:

•	Healthcare and medical;
•	Apparel and textile; and
•	Personal care and cosmetics.

Uncertainties and Trends

Our revenues are dependent now and in the future upon, among other things, the following factors:

•	Acceptance of our products or future products in the marketplace;
•	Our partners’ ability to develop, market and distribute our technologies under a strategic partnership agreement;
•	Demand for products or future products that utilize our technologies;
•	Our ability to secure license or profit sharing related agreements and secure government research and development grants;
•	Our ability to market our technologies to health care, apparel, cosmetic, and personal care companies;
•	Our ability to successfully conduct laboratory and clinical testing of our potential products;

Index

•	Our ability to obtain regulatory approval of our future products; and
•	Other risk factors discussed in our annual report for the fiscal year ended June 30, 2012 and other periodic reports.

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

Capital Expenditures and Requirements

From 2000 to March 2013, we have spent $1,066,000 on the acquisition of patents and exclusive license agreements.  We owe an additional $160,000 to Dr. Richard Galardy which is due when certain milestones are met in connection with a September 2000 license agreement we have with Dr. Galardy and Dr. Damian Grobelny. This license agreement provided that we compensated approximately 80,000 common shares, 80,000 stock options and $50,000 in cash each, to  Dr. Galardy and Dr. Grobelny for the exclusive license of the Ilomastat technology, which they invented.

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

Index

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including  stock-based compensation, deferred costs, research and development, and impairment of intangible assets  have the greatest potential impact on our condensed financial statements, so we consider these to be our critical accounting policies. Management believes that there have been no significant changes during the nine months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our  Annual Report on Form 10-K for the year ended June 30, 2012.

Results of Operations

Comparison of Nine Months Ended March 31, 2013 and 2012

Revenues.     During the nine months ended March 31, 2013, we had $724,911 of revenues, compared to $717,259 of revenues for the nine months ended March 31, 2012, representing a $7,652 or 1% increase.   Revenues consisted of: (a) 459,333 royalty and license fees consisting of $163,901 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc. ("Derma"), $50,000 in royalties from Biosara, $95,432 in license and other related fees representing the earned portion of the license fees from our licenses, and $150,000 in license fees related to a terminated license agreement; and (b) $265,578 which represented our royalties in the form of revenue share from MultiStat product sales by  BASF Corporation (“BASF”),  in connection with a manufacturing and distribution agreement we have with BASF for product development, manufacturing and distribution (the “BASF Agreement”). We had no revenue from research and development services for the period ended March 31, 2013.

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

Our royalties in the form of a revenue share from MultiStat product sales declined $19,077 or 7%, reflecting a lower total sales of MultiStat product from comparable prior period.  We cannot anticipate MultiStat product sales by BASF for subsequent quarters given current economic market uncertainties in general and the retail cosmetic industry in particular.

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

Index

Operating Loss.  Operating loss for the nine months ended March 31, 2013 was $219,295 as compared to $1,005,613 for the nine months ended March 31, 2012, representing a decrease of 78% or $786,318. The decrease was primarily attributable to a decrease in operating expenses of $778,666. The decrease in operating expenses was primarily due to the following:  (a) a decrease in general and administrative expenses of $480,032 or 65%; (b) a decrease in research and development expenses of $278,250 or 41%; (c) a decrease in licensing and patent expenses of $35,499 or 15% and (d) an increase in depreciation and amortization of 15,356 or 32%.

Research and Development Expense.  Research and development expense decreased by $278,250 or 41%.  The decrease is primarily attributable to a reduction in compensation expense resulting from a lower number of employees and the absence of stock-based compensation expense in the current period.

General and Administrative Expense.  General and administrative expense decreased by $480,032 or 65%.  This decrease is mainly attributed to the reversal of stock-based compensation expense from expired and  forfeited stock options in the amount of $265,731, termination of the third-party investor relations program support, certain consulting services, lower compensation expense from reduced headcount and lower salaries, the absence of stock-based compensation expense offset by higher royalty fees due to our licensor in connection with the up front license fee received under the new license agreement.

Licensing and Patent Expense.  Licensing and patent expense decreased by $35,499 or 15%.  This decrease was primarily due to lower legal and consultant fees offset by higher patent maintenance fees.

Interest Expense.  Interest expense of $334,375 remained consistent in comparison to $338,153 for the nine months ended March 31, 2012, as there was no new notes payable issued between March 31, 2012 to March 31, 2013.

Net Loss.   Net loss for the nine months ended March 31, 2013 was $553,010 or $0.01 per share compared to $1,342,395 or $0.04 per share for the nine months ended March 31, 2012.   This decrease is primarily attributable to reductions in general and administrative expenses, research and development expenses, and licensing and patent expenses.

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues.     During the three months ended March 31, 2013, we had $262,005 of revenues, compared to $198,300 for the three months ended March 31, 2012, representing a $63,705 or 32% increase.  Revenues consisted of: (a) 137,217 royalty and license fees consisting of $55,638 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc. ("Derma"), $50,000 royalties from Biosara and $31,579 in license and other related fees representing the earned portion of the license fees from our licenses; and (b) $124,788 which represented our royalties in the form of revenue share from MultiStat product sales by BASF Corporation (“BASF”), in connection with a manufacturing and distribution agreement we have with BASF for product development, manufacturing and distribution (the “BASF Agreement”). We had no revenue from research and development services for the three months ended March 31, 2013.

Our royalties in the form of a revenue share from MultiStat product sales increased $47,355 or 61%.  We cannot anticipate MultiStat product sales by BASF for subsequent quarters given current economic market uncertainties in general and the retail cosmetic industry in particular.

Operating Profit.  Operating profit for the three months ended March 31, 2013 was $193,398 as compared to a loss of $307,085 for the three months ended March 31, 2012, representing a decreased loss of 163% or $500,483. The decrease loss was primarily attributable to a decrease in operating expenses of $436,777 and an increase in revenues of $63,705.  The decrease in operating expenses was primarily due to the following: (a) a decrease in research and development expenses of $92,293 or 44%; (b) a decrease in general and administrative expenses of $352,751 or 167%; and (c) a decrease in licensing and patent expenses of $8,580 or 14%.

Index

Research and Development Expense. The $92,293 decrease in research and development expense is primarily attributable to a reduction in compensation expense resulting from a lower number of employees and the absence of stock-based compensation expense in the current period.

General and Administrative Expense. The $352,751 decrease is mainly attributed to the reversal of stock-based compensation expense from expired and forfeited stock options in the amount of $265,731, lower consulting services, lower compensation expense from reduced headcount and lower salaries and the absence of financing expense and stock-based compensation expense.

Licensing and Patent Expense. The $8,580 decrease was primarily due to lower patent legal fees partially offset by higher patent maintenance fees.

Interest Expense.  Interest expense of $108,808 on notes payable remained consistent in comparison to $111,819 the three months ended March 31, 2012, as there was no new notes payable issued between March 31, 2012 to March 31, 2013.

Net Profit.   Net profit for the three months ended March 31, 2013 was $84,676 or $0.002 per share compared to a loss of $418,846 or $0.01 per share for the three months ended March 31, 2012.   This decrease is primarily attributable to reductions in general and administrative expenses, research and development expenses, and licensing and patent expenses and an increase in revenue.

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

Total cash on hand at March 31, 2013 was $151,833 as compared with $80,502 at June 30, 2012.

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

In consideration for the execution of the Agreement, Derma paid an upfront license fee of $1.3 million to us shortly after signing with additional license fee payments to be paid to us based on future sales of the licensed products reaching certain milestones.  In addition, the royalty rate on the licensed products will be a sliding scale and declining as the sales volume increases as stipulated in the Agreement.  Further, Derma agreed to commercialize products utilizing our intellectual property in certain geographic regions within certain time periods measured from the effective date in order to maintain the exclusivity of the intellectual property rights granted in these regions under the Agreement.  The Agreement shall continue to be in effect until the expiration of the last to expire of the Company's proprietary intellectual property.  The Company may revoke the exclusive nature of the license or terminate this agreement early if Derma fails to reach certain revenue milestones.  Derma may terminate this agreement at any time upon 60 days notice.  We anticipate that our royalty fees from Derma will be lower in the near future than under the prior Agreement.  We are unable to determine how much of the royalty fees we will receive in the future at this time.  We expect minimal direct expenses in relation to this Agreement.

Index

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

In March 2010, we entered into a License Agreement (the “Agreement”) on an exclusive basis with a division of a major consumer products company (the "Licensing Party").   In consideration for the execution of the Agreement and for the exclusivity, the Licensing Party paid the Company a non-refundable and non-creditable payment. The Licensing Party did not meet the first commercial sale by the agreed date which requires a milestone payment to the Company.  In addition, the Company has met a condition subsequent to March 31, 2011, which requires another milestone payment from the Licensing Party to the Company.  We have served a termination notice to the Licensing Party in accordance with the terms of the Agreement subsequent to being informed of the Licensing Party of its intent to discontinue the Agreement.  The parties agreed to terminate the Agreement and we received the payment of $150,000 in connection with the milestone payments in accordance with the terms of the termination agreement.

Equity Financing and our Cash Requirements

Based on our cash position at March 31, 2013, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $105,000 per month or an aggregate of approximately $1,260,000 over the next twelve (12) months, in the following areas:

•
Research and development expenditures of approximately $28,000 per month or an aggregate $336,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $16,000 in payroll for scientists; (b) $3,000 for outside research and development expenditures; and (c) $9,000 for chemical supplies and laboratory operating expenses, including rent expense;

•	Patent related expenditures of approximately $25,000 per month or an aggregate of $300,000 annually; and

•
Operating expenses of approximately $52,000 per month or an aggregate $624,000 over the next twelve (12) months, including business developments, personnel costs, investors relations, director and officer insurance, general liability insurance, investors relations, rent, consulting fees, utilities, legal and accounting fees, and travel.

Index

Our current cash balance of $151,833 as of March 31, 2013, accounts receivable of $275,291, will satisfy our cash requirements for approximately no more than four (4) months assuming no further receipt of revenues from our licensees, additional debt or equity financing, other licensing alternative, and further reduction of personnel and or expenses.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings and other licensing alternative, we will be unable to satisfy our cash requirements beyond approximately more than four (4) months assuming no further receipts of revenues and additional debt or equity financing.

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

As of March 31, 2013, we have three senior convertible notes payable outstanding to our largest shareholder totaling $6,166,181 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 31, 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets. We also have a senior convertible note payable to a major stockholder with a balance of $1,306,072 including accrued interest. The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $250,000 with third parties.  These notes have an 8% interest rate per annum with a conversion prices ranging from $0.50 per share, a maturity date of June 30, 2014.   In addition, we have a promissory note payable with a related party totaling $81,707, including accrued interest with an interest rate of 8% per annum and a maturity date of December 31, 2013.

If we are unable to successfully repay our debt and/or meet our current operating expenses, we may have to liquidate our business and undertake any or all the steps outlined below.

•	Significantly reduce, eliminate or curtail our business, operating and research and development activities so as to reduce operating costs;
•	Sell, assign or otherwise dispose of our assets, if any, to raise cash or to settle claims by creditors, including the major shareholder, and the senior shareholder notes from third parties;
•	Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
•	If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
•	File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
•
Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and

•	Make the appropriate filings with FINRA to affect a delisting of our stock.

Based upon our cash requirements for our plan of operations and our current dividend policy of investing any available cash to our operations we do not plan to distribute any cash to our stockholders.

Index

At March 31, 2013, we had a negative working capital of $8,891,969 that primarily consists of: (a) cash of $151,833; (b) accounts receivable of $275,291; (c) accounts payable of $324,611; (d) accrued expenses of $99,412; (e) unearned revenue of $1,341,110; and (d) a current portion of long term notes payable of $7,553,960.  At March 31, 2013, we had a stockholders’ deficit of $8,883,815 a portion of which is due to non-cash share based compensation expense and non-cash interest expense from the notes payable conversions and the beneficial conversion feature of certain convertible notes.

Cash provided by operating activities was $144,027 for the nine months ended March 31, 2013. Net cash used in investing activities was $48,696.  Net cash used in financing activities was $24,000.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2013:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations (a)	$7,813,933	$7,553,960	$259,973	$-	$-
Operating lease obligations (b)	$44,000	$24,000	$20,000	$-	$-

(a)
The principal and accrued interest on the notes payable owed to the largest shareholder, to a major shareholder, to a related party and to third parties are fully discussed in note 4 of the accompanying condensed footnotes to the financial statements.

(b)	We have an operating lease for our laboratory in Gainesville, Florida with an expiration on January 31, 2015.

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

Index

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective at a reasonable level.

Changes in Internal Controls over Financial Reporting

As of the end of our quarter ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

The Company does not have any material legal proceedings as of March 31, 2013.

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

Quick-Med Technologies, Inc.

(Registrant)

Date:	May 20, 2013	By: /s/ Bernd Liesenfeld
Bernd Liesenfeld
President (Principal Executive Officer)

Date:	May 20, 2013	By: /s/ Paul H Jenssen
Paul H Jenssen
Chief Financial Officer (Principal Financial and Accounting Officer)