Form 10-K
period 2013-06-30
QUICK-MED TECHNOLOGIES INC
filed 2013-09-30
CIK 1088206

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2013

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission file number: 000-27545

QUICK-MED TECHNOLOGIES, INC.
(Name of issuer in its charter)

Nevada	65-0797243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

902 NW 4 Street, Gainesville, Florida	32601
(Address of principal executive offices)	(Zip code)

Registrant's telephone number: (352) 379-0611

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.0001 par value

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☒

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
Yes ☐      No ☒

The aggregate market value of the common equity stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock as of September 11, 2013, was approximately $2,987,692.

The number of shares outstanding of the issuer's common equity as of September 11, 2013 was 37,346,154.

Documents Incorporated by Reference

None

QUICK-MED TECHNOLOGIES, INC.

ANNUAL REPORT
ON FORM 10-K
For the Year Ended June 30, 2013

PART II

PART III

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	48

Signatures		52

Index
PART I

ITEM 1.	BUSINESS

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

Overview
Quick-Med Technologies Inc. ("we," "Quick-Med," or the ”Company”) is a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. Quick-Med’s three core technologies are:
 (1) NIMBUS® (Novel Intrinsically Micro-Bonded Utility Substrate) , a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications;
 (2) Stay FreshTM, a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; and
 (3) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications.

We were incorporated as a Nevada corporation on April 21, 1997 with the name "Above Average Investments, Ltd.". Other than issuing shares to ~~its~~ stockholders, Above Average Investments, Ltd. never commenced operations. In September 2000, Above Average Investments, Ltd. became a public reporting company 60 days following the voluntary filing of   our Form 10-SB Registration Statement with the Securities and Exchange Commission. In March 2001, we acquired all of Quick-Med's issued and outstanding shares of capital stock in exchange for 10,260,000 shares of our common stock. Upon completion of the merger in February 2002, we changed our name  to Quick-Med Technologies, Inc.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at 902 NW 4th Street, Gainesville, Florida 32601.  Our telephone number is (352) 379-0611.

Technologies
We are a life sciences company that develops proprietary technologies for the medical and consumer healthcare markets with three core technologies which we called NIMBUS, Stay Fresh and MultiStat.

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

Index
We have initially developed our NIMBUS technology for traditional and advanced wound care products. We also believe that the size and growth characteristics of the medical device antimicrobial market represent another attractive opportunity for the NIMBUS technology.  Additionally, we believe there are no competing technologies on the market today that offers the combination of safety, efficacy and cost-effectiveness offered by NIMBUS.

On May 22, 2013 the Company was awarded a contract by the U.S. Department of Defense for research on the "Development of Technologies to Control Scar Contracture after Burn Injuries." NIMBUS technology was competitively selected for this award under the Small Business Innovation Research (SBIR) program of the DOD Defense Health Program (DHP).  The Phase I objective of this research is "to design a new innovative technology to intervene during the wound healing process, including inflammatory, proliferative and/or remodeling stages, to attenuate/control scar contracture and retain skin aesthetics following deep tissue burn injuries.”

In July 2012, we and Derma Sciences, Inc. ("Derma") entered into a Patent and Technology License Agreement (the "Derma Agreement") to license our proprietary NIMBUS intellectual property exclusively on a worldwide basis other than India.  The Derma Agreement supersedes a Patent and Technology License Agreement, as amended, dated March 23, 2007 to Derma on an exclusive basis within the United States and Canada.   Under the Derma Agreement, we grant Derma certain rights under our proprietary NIMBUS intellectual property basis to make, use, sell and offer for sale the traditional wound care products, as defined, to the institutional market and the veterinary and dental institutional market, as defined.

In consideration for the execution of the Derma Agreement, Derma paid $1.3 million to us shortly after signing and future payments based on the sales of the licensed products reaching certain milestones.  In addition, the royalty rate on the licensed products will be a sliding scale starting at 8.5% and declining as the sales volume increases as stipulated in the Derma Agreement. The Derma Agreement also provides for one time milestone payments of $300,000, $200,000 and $500,000 when twelve month sales equal or exceed $3,000,000, $5,000,000 and $10,000,000 respectively. Further, Derma agreed to commercialize products utilizing our intellectual property in certain geographic regions within certain time periods measured from the effective date in order to maintain the exclusivity of the intellectual property rights granted in these regions under the Agreement.  The Agreement shall continue to be in effect until the expiration of the last to expire of the Company's proprietary intellectual property.  The Company may revoke the exclusive nature of the license or terminate this agreement early if Derma fails to reach certain revenue milestones.  Derma may terminate this agreement at any time upon 60 days notice.

In October 2011, we entered into a Patent and Technology License Agreement with Biosara Corporation (“Biosara Agreement”). Under the Biosara Agreement, we grant Biosara an exclusive license to our NIMBUS technology for use on 100% rayon sponge gauze for the institutional market in the United States and Canada. Biosara is required to achieve certain agreed minimum royalty fees in order to maintain the exclusivity provisions of the license. We have extended the exclusivity period while Biosara arranges financing to pay past due fees.

In July, 2010, we and Viridis BioPharma Pvt. Ltd., an India corporation, ("Viridis") entered into an exclusive Patent and Technology License Agreement (“Viridis Agreement”). Under the Viridis Agreement, we grant rights under our proprietary NIMBUS antimicrobial technology to Viridis to make, use, sell and offer for sale certain wound treatment products  to  the institutional market, pharmaceutical companies, distributors, hospitals, clinics, licensed chemists, pharmacists and medical wings of organizations in the Republic of India and its territories and possessions. Viridis agreed it would only manufacture the products in India, unless otherwise agreed to by us.  In September 2010, Viridis obtained India FDA clearance to manufacture and market their product in India. Viridis has obtained all the appropriate production equipment and has produced and packaged NIMBUS treated gauze dressings that satisfy efficacy requirements.  Viridis began selling the NIMBUS treated gauze dressings in early 2013.

Index
On May 14, 2013 we granted Viridis an expanded license to sell Microfoam™ dressings. Microfoam is the first advanced wound care dressing to utilize our proprietary non-leaching NIMBUS® technology. Viridis will have the right to sell the Microfoam dressings it produces under license from us to territories including the Commonwealth of Independent States (CIS). Countries within the expanded territory include Russia, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Uzbekistan, as well as Georgia, Turkmenistan and the Ukraine. Distribution into these territories will be handled by Unique Pharmaceutical Labs, a company based in India that has an extensive sales and commercial networks in the territories granted. The regulatory clearance process is already underway for Russia, with others following. This expanded contract has a term of five years. The core contract between Viridis and QMT that permits manufacture and sale in India of foam and gauze NIMBUS products is extended for the same period.

In April, 2009, we entered into a Joint Development and Exclusive Option Agreement with Avery Dennison Corporation to apply NIMBUS technology to adhesives for medical device and industrial applications.  Upon the successful completion of this JDA, we entered into a license agreement with Avery Dennison Corporation in April, 2011.

Other important considerations of our flagship NIMBUS technology include:

•	The raw material cost of NIMBUS is more economical than many other competing active ingredients, such as silver or PHMB (polyhexamethylene biguanide), used in healthcare today. Additionally, in wound care materials and other roll goods-based substrates, NIMBUS requires no more than standard textile or paper finishing equipment.

•	The most deeply studied potential commercial application of NIMBUS is in medical devices where permanent bonding to various substrates can be performed using broad spectrum microbicides that are highly effective, as verified by independent laboratories. In certain prototype wound dressings, NIMBUS begins to eradicate bacteria immediately and is effective for seven days or more. Tested in a typical potential commercial application, NIMBUS killed 99.9999% of the bacteria or other microbes present in the environment.

•	Third party testing and our research show that NIMBUS-treated articles are effective against MRSA (Methicillin-Resistant Staphylococcus Aureus) and VRE (Vancomycin-Resistant Enterococcus), two antibiotic-resistant organisms responsible for a significant and growing number of hospital and community-related infections. Other high bacterial kill levels have been demonstrated for contact lenses against Pseudomonas; in food preservation against bacteria that cause Listeria monocytogenes and Salmonella typhimurium; and in footwear protection against a wide range of other germs including Trichophyton mentagrophytes, a fungus that causes athlete’s foot.

•	While lethal to most bacteria, studies performed by us and third-party laboratories show that NIMBUS is not harmful to human cells. Independent laboratory tests have shown that NIMBUS is non-toxic, non-sensitizing and non-irritating to humans, using standard ISO or ASTM test methodologies.

•	The NIMBUS technology permanently bonds the active agent to the substrate. This attribute is a source of differentiation from many competing technologies and gives NIMBUS potential advantages, including lower cost and the possible use in devices such as contact lenses, wound dressings, incontinence products, or disposable gloves where leaching chemicals into the body may pose unacceptable medical risk.

•	A characteristic of NIMBUS medical devices relates to the reduced likelihood of bacteria to develop resistance to the microbicide employed – a growing concern in healthcare facilities. This characteristic results from the combined effect of (a) the mechanism by which bacteria are killed – by cell wall disruption; (b) the bonding of the microbicide to the substrate, which prevents concentrations of the active molecule from falling below minimum inhibitory levels and (c) the large size of the molecule which does not permit its entry into the bacteria cell where resistance can develop. A confirmatory in-vitro test of ten consecutive generations of E. coli, a particularly difficult to kill microorganism, showed no reduction in efficacy.

Index
Included in the NIMBUS product line is NimbuDermTM. NimbuDerm is a novel copolymer developed by us for application as a persistent hand sanitizer that provides six or more hours of continuous protection and we believe will have significant benefit in the interruption of the transfer of germs by contact.  The copolymer is a film former which can be deposited on skin or any hard surface until it is removed by washing with soap and water.  For use on skin a foraminous film is deployed that acts as a barrier to microorganisms yet allows breathability and is comfortable and pleasing to the skin.  For other applications the copolymer can be deposited as a non-porous film on hard surfaces or mixed with other polymers to form an adhesive or an extrudable or moldable thermoplastic which can be converted to solid medical devices such as catheters, tubing, films and coatings.

Stay Fresh TM
Stay Fresh is a novel chemical approach to providing durable antimicrobial efficacy, which has applications developed for an increasing number of situations.  Stay Fresh can be bonded to fibers or fabrics so as to retain the biocidal property through numerous launderings.  Stay Fresh can help to preserve fabric integrity by aiding in the cleaning process, and can allow less damaging or energy intensive cleaning cycles to yield a more hygienic product.  In addition to consumer textiles, for which Stay Fresh has been registered with EPA, an antibacterial medical textile based on Stay Fresh has been cleared by FDA.

Stay Fresh is based on hydrogen peroxide as the antimicrobial, and acts against the bacteria and fungi that are responsible for odor, staining and fabric degradation to preserve and protect the treated article or surface.  Stay Fresh is ideally suited to the broad range of potential applications including clothing such as essential apparel, sportswear, active wear, and work wear as well as furnishings such as linens, drapes, and towels.  Other incarnations of the Stay Fresh technology include solid surface coatings and treatments, paint integration, and superabsorbent powders that can function as a drop-in replacement for conventional superabsorbent powders.

The unique formulation that comprises Stay Fresh is eco-friendly as well as non-irritating and non-sensitizing.  For textile applications, it can be bonded to fibers or fabrics using conventional textile finishing equipment at a low cost with chemicals used in many treating processes.  For superabsorbent applications, the Stay Fresh superabsorbent chemicals can be easily substituted for conventional powder in the feedstock without significant process alteration.

On March 30, 2013 the National Science Foundation (NSF) awarded the Company a grant titled: "Regenerable Antimicrobial Coatings Containing Zinc Oxide Binders for Hydrogen Peroxide Cleaning Solutions."  Quick-Med's Stay Fresh® technology was competitively selected for this award under the Small Business Innovation Research (SBIR) program of NSF.

The Phase I objective of this research is to develop Regenerable Antimicrobial Coatings with long-lasting efficacy for use in medical instruments, devices, and hospital equipment and facilities.  The same coatings will also have broad utility in the consumer, industrial, and institutional markets.

The coating technology is an extension of the Stay Fresh technology, sequestering Hydrogen Peroxide (HP) in zinc oxide particles incorporated into the coatings.  Exposure of coated surfaces to commercially-available HP-containing cleaning products will cause binding of HP to the zinc oxide particles -- allowing HP to be sequestered within the coating after the surface has dried.  This technology is designed to provide durable and long-lasting antimicrobial effect sufficient to reduce or eliminate the proliferation and spread of pathogenic organisms in between cleaning cycles.  Additionally, the antimicrobial effect should be regenerated each time the surface is cleaned with peroxide-containing cleaning products.

Index
In May 2012, we entered into a license agreement (“Doris Agreement”) with Doris Hosiery Mills, Limited (“Doris”).  Under the Doris Agreement, we grant Doris exclusive right and license in Canada and non-exclusive rights and license in the United States to use our proprietary Stay Fresh Technology in the field of hosiery products, including dress socks, casual socks, work socks, sport/athletic socks, and diabetic socks.   The Doris Agreement remains effective for five years from the effective date.

On August 27, 2013 we announced that Polartec, LLC, a premium producer of textile solutions, has been granted a license to utilize our proprietary Stay Fresh technology for a range of products and fields of use.

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

External and internal stimuli that cause the overproduction of enzymes known as matrix metalloproteinase can adversely affect the skin and eyes.  MultiStat works by inhibiting the activity of the matrix metalloproteinase enzymes. Independent laboratories as well as our research show that MultiStat is effective in medical (wound care) and consumer (cosmetic) applications.  MultiStat is currently being sold as a performance ingredient to several cosmetics companies via an agreement with BASF, which was renegotiated and effective on March 31, 2011 (“BASF Agreement”).  Under the BASF Agreement, we appointed BASF as an exclusive manufacturer and distributor of our MultiStat Compound, Ilomastat, in the over-the-counter retail cosmetic consumer products in the worldwide territory with the exclusive and non-exclusive licenses of certain patent rights.

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

Index
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

Business Strategy
Our business strategy is built around the twin pillars of technology development and licensing. Our near-term focus is to further develop and execute commercialization strategies for each of our broad technologies.  We seek to generate revenue through four sources:

(1)	Licenses of proprietary technology to industry partners;
(2)	Sales of product (compounds);
(3)	Contracts with government agencies; and,
(4)	Research and development support agreements.

We expect that the majority of future revenue from NIMBUS, Stay Fresh and MultiStat will be generated via licenses, royalties and profit-sharing agreements.    We believe that our intellectual property is the value driver and, as such, manufacturing, sales and distribution are and will be conducted either through client partners or outsourced.

Competition
Quick-Med's NIMBUS and Stay Fresh antimicrobial technologies compete against the current advanced antimicrobial technologies including several manufacturers and marketers of antimicrobial silver technology (e.g., Milliken, Sciessent, Nano Horizons, and many others). NIMBUS also competes against earlier generation antimicrobial technologies marketed by Microban, Dow Chemical, Arch Chemicals, Thompson Research, and many other companies.

Relative to all of these competitors, we believe that Quick-Med's NIMBUS technology offers medical device companies high efficacy, low cost, and the best safety profile.  It provides no risk of bacteria developing resistance to the agent.  NIMBUS’ extremely low cost will enable bringing antimicrobial protection to many wound care and other situations where cost requirements currently discourage or prohibit such protection.

Index
If and when commercialized, our NimbuDerm technology will compete with alcohol-based skin sanitizers (such as Purell® from Johnson & Johnson) that are widely used in both the worldwide institutional and consumer markets. We believe that NimbuDerm has the important advantage that it not only offers the same or better initial activity against bacteria but it also continues to protect the skin surface against bacterial colonization for a period of 8 hours, thus preventing the immediate re-infection that can occur after the active in alcohol-based sanitizers quickly evaporates.

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

Index
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

Intellectual Property: Patents, and Exclusive Patent Licenses
Our strategy is to research and obtain original patents or, to the extent reasonably available, to license exclusive composition and relevant use patents related to our core technology. We believe that a comparatively strong intellectual property position can be a source of differentiation from our competitors and their products.

NIMBUS technology and NimbuDermTM technology are covered by eleven (11) issued U.S. patents,  sixteen (16) issued foreign patents (Australia, Canada, China, India, Korea,  Mexico, Russia, and South Africa),   as well as seventeen (17) international patent applications filed under the Patent Cooperation Treaty (PCT, a treaty adopted by 142 countries), and a number of foreign patent applications.

MultiStat technology is covered by two issued U.S. patents, one issued foreign patent and five pending international patent applications.

Stay FreshTM technology is covered by one issued U.S. patent, two pending U.S. patent applications and fifteen international patent applications.  Several disclosures are in preparation for filing.

Agreements with Employees and Consultants
With the exception of Drs. Gregory S. Schultz and Christopher Batich discussed below, all of our employees and scientific consultants have signed agreements that assign to us all intellectual property rights to any inventions or other proprietary information in any area in which that person is working with us. These agreements do not provide for the payment of any royalties. Drs. Schultz and Batich, who are on the faculty of University of Florida at Gainesville, are the only consultants who currently have any rights in any intellectual property that may be shared with us. Under the University of Florida policy, any rights obtained by Drs. Schultz and Batich are assigned to the University of Florida Research Foundation (UFRF). Drs. Schultz and Batich may be paid a royalty by the UFRF out of royalties paid by us to UFRF.  Please see the section entitled “Patent Related Agreements” below for further information.

Index
Issued and Pending - U.S & Foreign Patents/Applications
We have filed or own joint rights to patents and applications for:

NIMBUS Technology and NimbuDerm Technology

United States Patents	U.S. Patent No.	Date Granted/ Date Expires
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	7,045,673	16 May 2006/ 8 December 2019
€Improved Antifungal Gypsum Board	7,473,474	6 January 2009/ 25 February 2024
* Materials With Covalently Bonded, Nonleachable Polymeric Antimicrobial Surfaces	7,709,694	4 May 2010/ 8 December 2019
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	7,790,217	7 September 2010/ 25 April 2028
€ Gypsum Board Containing Antimicrobial And Antibacterial Compounds	8,007,921	30 August 2011/ 25 February 2024
€ Disinfectant With Quaternary Ammonium Polymers And Copolymers	8,088,400	3 January 2012/ 14 April 2028
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	8,092,854	10 January 2012/ 18 September 2026
* System and Method for Enhancing the Efficacy of Antimicrobial Contact Lenses and Other Surfaces	8,227,017	24 July 2012/ 10 February 2029
€ Disinfectant with Durable Activity Based on Alcohol-Soluble Quaternary Ammonium Polymers and Copolymer	8,343,523	1 January 2013/ 22 August 2026
* Antimicrobial Bandage Material Comprising Superabsorbent and Non-Superabsorbent Layers	8,333,743	18 December 2012/ 8 December 2019
* Polyelectrolyte Complex for Imparting Antimicrobial Properties to a Substrate	12/830,062	2 July 2010

Granted Foreign Patents	Patent No.	Date Granted
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Australia 773,532	9 Sept. 2004/ 8 December 2019
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Canada 2,353,436	8 January 2008/ 8 December 2019
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	China ZL 99814229.8	12 January 2005/ 8 December 2019
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Korea 100689020	23 February 2007/ 8 December 2019
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Mexico 248078	15 August 2007/ 8 December 2019
*Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Russia 004160	26 February 2004/ 8 December 2019

* Antimicrobial Cationic Polyelectrolyte Coatings	Australia 2006283043	16 June 2011/ 22 August 2026
* Antimicrobial Cationic Polyelectrolyte Coating	China ZL 200680039436.5	27 March 2013/ 22 August 2026
* Method Of Attaching An Antimicrobial Cationic Polyelectrolyte To The Surface Of A Substrate	Mexico 297242	20 March 2012/ 22 August 2026
*Antimicrobial Cationic Electrolyte Coating	South Africa 2008/01601	27 May 2009/ 22 August 2026
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Australia 2006283042	28 June 2012/ 22 August 2026
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Canada 2620175	30 April 2013/ 22 August 2026
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	China ZL200680039366.3	14 November 2012/ 22 August 2026
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	India 253984	11 September 2012/ 22 August 2026
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Mexico 303044	4 September 2012/ 22 August 2026
€ Disinfectant With Quaternary Ammonium Polymers And Copolymers	South Africa 2008/01557	24 June 2009/ 22 August 2026

Index
Pending United States Patent Applications	U.S. Application No.	Date Filed

None

Pending Foreign Patent Applications	Application No.	Date Filed
* Intrinsically Bactericidal Absorbent Dressing and Method of Fabrication	Europe 1156766	8 December 1999
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	Brazil PI0617099-4	22 August 2006
* Method Of Attaching An Antimicrobial Cationic Electrolyte To The Surface Of A Substrate	Canada CA 2620203	22 August 2006
* Method Of Attaching An Antimicrobial Cationic Polyelectrolyte To The Surface Of A Substrate	Europe 1937418	22 August 2006
* Method Of Attaching An Antimicrobial Compound To The Surface Of A Substrate	India 1397/CHENP/2008	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Brazil PI0617092-7	22 August 2006
€ Disinfectant with Quaternary Ammonium Polymers & Copolymers	Japan 2008-528125	22 August 2006
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Australia 2009204189	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Brazil PI0905679-3	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	China 200980107500.2	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Europe 09701395.7	8 January 2009
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	India 710/DELNP/2011	31 January 2011
€ Disinfectant Alcohol-Soluble Quaternary Ammonium Polymers	Japan 2010-542339	8 January 2009
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	Brazil P10911004-6	18 January 2011
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	Canada 2731072	18 January 2011
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	China 200980132939.0	23 February 2011
€ Polyelectrolyte Complex For Imparting Antimicrobial Properties To A Substrate	India 709/DELNP/2011	31 January 2011

Index
Stay Fresh Technology
United States Patents	U.S. Patent No.	Date Granted/ Date Expires
€ Antimicrobial Textiles Comprising Peroxide	8,277,827	2 October 2012/ 8 June 2030

Pending United States Patent Applications	U.S. Application No.	Date Filed
€ Superabsorbent Materials Comprising Peroxide	12/796,708	9 June 2010
€ Antimicrobial Textiles Comprising Peroxide	13/616,209	14 September 2012

Pending Foreign Patent Applications	Application No.	Date Filed
€ Superabsorbent Materials Comprising Peroxide	Australia 2010215966	29 July 2011
€ Superabsorbent Materials Comprising Peroxide	Brazil P11006008-1	17 August 2011
€ Superabsorbent Materials Comprising Peroxide	Canada 2,751,852	8 August 2011
€ Superabsorbent Materials Comprising Peroxide	China 2010080017268.6	18 October 2011
€ Superabsorbent Materials Comprising Peroxide	Europe 10744319.4	9 September 2011
€ Superabsorbent Materials Comprising Peroxide	India 6115/DELNP/2011	11 August 2011
€ Superabsorbent Materials Comprising Peroxide	Japan 2011-550328	15 August 2011
€ Antimicrobial Textiles Comprising Peroxide	Australia 2010258863	14 November 2011
€ Antimicrobial Textiles Comprising Peroxide	Brazil SPO18110047902	8 December 2011
€ Antimicrobial Textiles Comprising Peroxide	Canada 2,763,073	22 November 2011
€ Antimicrobial Textiles Comprising Peroxide	China 201080035258.5	8 February 2012
€ Antimicrobial Textiles Comprising Peroxide	Europe 10786726.9	9 December 2011
Antimicrobial Textiles Comprising Peroxide	Hong Kong HK 12111295.5	8 November 2012
€ Antimicrobial Textiles Comprising Peroxide	India 9534/DELNP/2011	5 December 2011
€ Antimicrobial Textiles Comprising Peroxide	Malaysia PI 2011005923	25 November 2011

Index
MultiStat® Technology♠
United States Patent	U.S. Patent No.	Date Granted/ Date Expires
♠Synthetic Matrix Metalloprotease Inhibitors and use Thereof	5,773,438	3 June 1998/ 30 June 2015
*Cosmetic Composition and Method	6,713,074	30 March 2004/ 29 June 2021

Granted Foreign Patents	Patent No.	Date Issued
*Cosmetic Composition and Method	Australia 2001273115	30 September 2005
*Cosmetic Composition and Method	Canada 2,414,247	27 November 2012/ 29 June 2021
*Cosmetic Composition and Method	Japan 5106739	12 October 2012/ 29 June 2021

Pending Foreign Patent Applications	Application No.	Date Filed
* Cosmetic Composition and Method	Europe 01952355.4	29 June 2001
* Composition and Method for Minimizing or Avoiding the Adverse Effects of Vesicants	Israel 161057	25 September 2002

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

Index
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

Patent Related Agreements

University of Florida
On December 3, 2002, we entered into a licensing agreement with University of Florida that gave us exclusive worldwide rights for the manufacturing, marketing, and distribution of our NIMBUS and topical Ilomastat technologies. The license, which covers both awarded patents and patent applications, builds on intellectual property already owned by us, that includes, non-exclusive rights to these same technologies or other rights obtained through prior agreements. The agreement was amended to extend the date of the commercialization of products to the retail customer for the group of licensed patents to December 31, 2010, unless the delay is caused by governmental regulatory agency, including but not limited to the Food and Drug Administration, in which case we shall be afforded the opportunity to toll the December 31, 2010 date for a period equal to the period during which such regulatory review is diligently prosecuted by us.  To date, we have commercialized through our licensees all of the products covered under these license agreements except one.

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

We own exclusive rights for topical use of the MultiStat compounds for cosmetic and military applications, but previously had non-exclusive patent rights for use of U-M patents in the anti-aging cosmetic arena. The agreement covers the exclusive rights to eight U.S. and numerous foreign patents  as well as three US patents and corresponding foreign patents on a non exclusive rights basis in cosmetics applications.

Index
Exclusive-Licensed U-M Patents/Application Technology

Jurisdiction & Patent/Application Number	Issue Date	Expiry Date	Description
Australia AU 701132	1/21/1999	1/17/2017	Method of Inhibiting Photoaging of Skin
Canada CA 2241981	3/19/2002	1/17/2017	Method of Inhibiting Photoaging of Skin
Japan JP 3705820	10/12/2005	1/17/2017	Method of Inhibiting Photoaging of Skin
Mexico MX 208066	5/31/2002	1/17/2017	Method of Inhibiting Photoaging of Skin
New Zealand NZ 330860	3/27/2000	1/17/2017	Method of Inhibiting Photoaging of Skin
United States US 5,837,224	11/17/1998	1/19/2016	Method of Inhibiting Photoaging of Skin
Australia AU 737376	8/16/2001	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Canada CA 2,281,944	5/15/2007	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
China CN 1251989	1/9/2008	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin

Germany DE 69828620	2/17/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Europe Pat Off. EP 1005333	3/14/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
France FR (EP1005333)	1/12/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
United Kingdom GB (EP1005333)	1/12/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin

Index

Israel IL 131543	8/31/2005	2/23/2018	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Japan JP 2002515898 (unexamined)			Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Japan JP 2010195817	pending		Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Japan JP 2010107925	pending		Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
Mexico MX 245349	4/25/3007	8/24/2019	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
United States US 6,630,516	10/7/2003	2/25/2017	Methods and Compositions for Preventing and Treating Chronological Aging in Human Skin
United States US 6,919,072	7/19/2005	2/25/2017	Methods and Compositions for Reducing Collagen Loss Due to Chronological Aging in Human Skin
Mexico MX 283269	1/24/2011/	4/2/2019	Methods and Compositions for Reducing Collagen Loss Due to Chronological Aging in Human Skin
United States US 6,683,069	1/27/2004	4/2/2018	Compositions for Reducing UV-Induced Inhibition of collagen synthesis in Human Skin
United States US 7,141,238	11/28/2006	10/17/2018	Methods and Compositions for Reducing UV-Induced Inhibition of collagen synthesis in Human Skin
United States US 7,268,148	9/11/2007	5/20/2019	Compositions and methods for Use Against Acne-Induced Inflammation and Dermal Matrix-Degrading Enzymes
Japan JP 2004536781	pending		Methods and Compositions for Protecting and Restoring Skin Using Selective MMP Inhibitors
Mexico MX 282908	1/14/2011	12/18/2021	Methods and Compositions for Protecting and Restoring Skin Using Selective MMP Inhibitors

Index
Mexico MX 244071	11/9/2003	5/9/2022	Use of Compositions for Treating Rosacea
United States US 7,078,048	7/18/2006	10/28/2022	Method and Compositions for Treating Rosacea
United States US 7,795,302	9/14/2010	12/22/2024	Method and Compositions for Treating Rosacea
Canada CA 2,446,356	7/10/2012	5/9/2022	Use of Compositions for Treating Rosacea

Non-Exclusive U-M Patents/Applications

Jurisdiction & Number	Issue Date	Expiry Date	Description
Australia AU 2002301116	8/31/2006	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
Canada CA 2,292,600	11/27/2007	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
Canada CA 2,601,462	3/15/2011	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
Israel IL 133194	5/4/2009	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
Japan JP 3554339	8/18/2004	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
New Zealand NZ 501634	2/1/2002	6/3/2018	Compositions and Methods for Inhibiting Photoaging of Skin
New Zealand NZ 513045	2/3/2003	6/3/2018	Protection of Vehicle Passengers from UV Radiation
Taiwan TW 234467	6/21/2005	6/4/2017	Compositions and Methods for Inhibiting Photoaging of Skin
United States US 6,130,254	10/10/2000	6/4/2017	Composition and Method of Inhibiting Photoaging of Skin
United States US 6,365,630	4/2/2002	4/2/2019	Composition and Method of Inhibiting Photoaging of Skin
United States US 6,942,870	9/13/2005	6/4/2017	Compositions and Methods Using Direct MMP inhibitors for Inhibiting Photoaging of Skin
South Africa ZA 98/4791	6/1/1999	6/4/2017	Compositions and Methods for Inhibiting Photoaging of Skin

Index
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

On May 14, 2013 we granted Viridis an expanded license to sell Microfoam™ dressings. Microfoam is the first advanced wound care dressing to utilize OUR proprietary non-leaching NIMBUS® technology. Viridis will have the right to sell the Microfoam dressings it produces under license from us to territories including the Commonwealth of Independent States (CIS). Countries within the expanded territory include Russia, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Uzbekistan, as well as Georgia, Turkmenistan and the Ukraine. Distribution into these territories will be handled by Unique Pharmaceutical Labs, a company based in India, that has an extensive sales and commercial networks in the territories granted. The regulatory clearance process is already underway for Russia, with others following. This expanded contract has a term of five years. The core contract between Viridis and QMT that permits manufacture and sale in India of foam and gauze NIMBUS products is extended for the same period.

Avery Dennison Corporation
In April, 2011, we entered into a license agreement (the "Agreement") with Avery Dennison Corporation (“Avery”).  Under the Agreement, we grant Avery a worldwide exclusive right and license to use our proprietary NIMBUS® antimicrobial technology in antimicrobial adhesives for medical devices. In addition, we grant Avery a three-year exclusive single right of first option to negotiate with us for exclusive licenses of a Next Generation Antimicrobial Adhesives Technology and our Stay Fresh Technology within the adhesives market both of which are our proprietary technologies. As consideration, Avery will pay us lockout fees over a three to four year period and royalties for products to which our technologies are incorporated. Avery will lose the exclusivity of license unless it pays the lockout fees and minimum royalty at agreed times and makes commercially reasonable efforts to generate sales of its products. The Agreement will remain effective until the expiration of the last to expire of our proprietary intellectual property. In 2013 Avery elected to not pay the lockout fees so it no longer has the exclusive rights to this technology.

Index
Biosara Corporation
In October 2011, we entered into a Patent and Technology License Agreement with Biosara Corporation. Under the agreement, we grant Biosara an exclusive license to our NIMBUS technology for use on 100% rayon sponge gauze for the institutional market in the United States and Canada. Biosara will lose the exclusivity of license unless it pays agreed minimum royalty fees. We have extended the exclusivity period while Biosara arranges financing to pay past due fees.

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

Polartec, LLC
On August 27, 2013 we announced that Polartec, LLC, a premium producer of textile solutions, has been granted a license to utilize our proprietary Stay Fresh® technology for a range of products and fields of use.

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

Food and Drug Administration
Many of the end-user applications for our technology are regulated in the U.S. as medical devices by the United States Food and Drug Administration ("FDA").  The FDA is responsible for enforcement of the Federal Food, Drug and Cosmetic Act (“FDC Act”), as amended, which regulates drugs and devices manufactured and distributed in interstate commerce.

The FDC Act requires that all devices for human use marketed in the United States after May 28, 1976 be classified by the FDA, based on recommendations of expert panels, into one of three regulatory classes. Class I products are subject only to the general controls which apply to all devices, irrespective of class. General controls include the registration of manufacturers, record-keeping requirements, labeling requirements, and Good Manufacturing Practice (“GMP”) regulations.

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

Devices marketed after May 28, 1976 are considered to be one of two kinds: those that are and those that are not substantially the same as a Pre-Amendment Device (a device that was introduced or delivered for introduction into interstate commerce for commercial distribution before May 28, 1976). Those that are substantially equivalent to a Pre-Amendment Device are given the same classification as the equivalent Pre-Amendment Device. New devices which are not substantially equivalent to Pre-Amendment Devices are automatically placed in Class III thereby requiring pre-market approval.

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

Index
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

In October, 2009, the FDA issued a guidance document specific to the NIMBUS active agent, pDADMAC. The guidance protects the future applications and submissions for pDADMAC to our patented claims and uses.

In September, 2011, we submitted a 510(k) application for NIMBUS Adhesive Dressings, a medical device incorporating our novel NIMBUS Polyurethane Quat (PUQ) technology. This submission represents our first application for the NIMBUS PUQ technology.  We are in communication with the FDA regarding the classification of the medical device.

In June 2012, we submitted a 510(k) application for the Stay Fresh Skin Fold Management Textile, a medical device incorporating our novel Stay Fresh technology. This represents our first FDA submission involving our Stay Fresh antimicrobial technology. We received clearance for this 510(k) application on May 24, 2013.

Index
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

A number of the NIMBUS and Stay Fresh applications may require FIFRA registration for the specific end-use application. We successfully registered Stay Fresh with EPA as an antimicrobial textile treatment in January 2011 and we have obtained selected state registrations.  Stay Fresh is the only antimicrobial technology containing hydrogen peroxide approved by the U.S. Environmental Protection Agency for imparting antimicrobial preservation of textiles.  The major component of NIMBUS is currently registered with EPA by a third-party for certain unrelated uses, and Quick-Med intends, in collaboration with strategic corporate partners, to obtain its own EPA and state registrations for NIMBUS for antimicrobial use.  After the registrations are secured, articles treated with the NIMBUS or Stay Fresh technologies will not be required to be registered separately with EPA or the states, provided the antimicrobial claims made for such articles meet the requirements of the Treated Articles Exemption.  The intended use of NIMBUS or Stay Fresh-treated articles for the control of pathogenic organisms will require that the article itself be registered with EPA in those cases where the treated article falls under EPA jurisdiction.

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

Employees
We have a total of seven employees, five of whom are full time and two are part time.

In addition to employees, we have consulting agreements with several scientists with PhDs in their fields to provide the necessary expertise in performing testing and participating in certain of our development projects.

Cost of Compliance with Environmental Laws
Because our potential products will be manufactured and sold by third parties, we are not directly subject to environmental laws other than the requirements applicable to the operation of our Research and Development Center.

Research and Development
We spent $519,836 and $847,350 on research and development in fiscal years 2013 and 2012 respectively. We intend to continue spending on research and development in the current 2014 fiscal year.

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

Our independent registered public accounting firm has issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2013 and 2012 because, during those periods, the Company experienced recurring losses and negative cash flows from operations as well as a net capital deficiency at June 30, 2013.  These matters raise substantial doubt about our ability to continue as a going concern.

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

We have incurred annual operating losses since our inception and our operations have never been profitable.  At June 30, 2013, we had an accumulated deficit of $28,361,944.  Our gross revenues for the years ended June 30, 2013 and 2012 were $928,493 and $997,496, respectively, with losses from operations of $376,075 and $1,238,322, respectively, and net losses of $713,073 and $1,686,903 respectively.  There can be no assurance that we will ever become profitable. If we do not become profitable, we may have difficulty meeting our business goals.

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

Some of our patents expire in three-four years which would allow competitors to use our technologies after the expiration of the patents.

Index
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

Although we do not manufacture products and our licensees have their own products liability insurance coverage (under which we are covered or indemnified against such liabilities), we may be sued for products liability if products incorporating our patented technologies injure the end user.  In the event that we are sued on this basis, liability claims could require us to spend significant time and money in litigation and pay significant damages that are not covered by insurance.  As a result, any of these claims, whether or not valid or successfully prosecuted, could have a material adverse effect on our business and financial results.

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

We plan to use all of our earnings; to the extent we have earnings, to fund our operations.  We do not plan to pay any cash dividends in the foreseeable future.  We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock.  You should not expect to receive cash dividends on our common stock.

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

A small group of shareholders control a large percentage of our common stock, which allows them to control matters submitted to stockholders for approval.

Seven shareholders and their affiliates in the aggregate own approximately 52% of our outstanding common stock. Therefore, this group has the ability to significantly influence the outcome of matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs.  This concentration of ownership may have the effect of entrenching management and delaying, deferring or preventing a change in control, impede a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could have an adverse effect on the market price of our common stock.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 902 NW 4 Street, Gainesville, Florida.  This 3,200 square foot premises is composed of offices and an equipped laboratory.  We pay monthly lease payment of $2,150 and our lease expires on January, 2015.

Index
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

	Year Ended June 30, 2013
	High	Low
Fourth Quarter	$.17	$.04
Third Quarter	$.07	$.01
Second Quarter	$.10	$.03
First Quarter	$.60	$.02

	Year Ended June 30, 2012
	High	Low
Fourth Quarter	$0.16	$0.05
Third Quarter	$0.18	$0.02
Second Quarter	$0.30	$0.01
First Quarter	$0.90	$0.25

Holders
As of June 30, 2013, there were 85 holders of record of our common stock.  We have one class of common stock, $0.0001 par value, outstanding.

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

Index
Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
•	Disclose commissions payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;
•	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value, and information regarding the limited market in penny stocks; and
•	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Incentive Plans
The following table sets forth information regarding awards made through compensation plans or arrangements through June 30, 2013, our most recently completed fiscal year.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities shown herein)
Equity compensation plans approved by security holders	2,669,737	$0.60	0
Equity compensation plans not approved by security holders	934,584	$0.36	N/A
Total	3,604,321	$0.58

Index
Our 2001 Equity Incentive Plan (the “2001 Plan”) authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. The 2001 Plan was amended and restated to increase the total number of shares available to 6,000,000 shares.  We reserved 6,000,000 shares of our common stock for awards to be made under the 2001 Plan. The 2001 Plan is administered by a committee comprised of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2001 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of award granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of 2001 and methods of exercise. Options must vest within ten years. The Board of Directors also authorizes the issuance of warrants, rights to purchase Common Stock, to award or pay for services provided by consultants or non-employees.  These warrants have the same terms as those of the stock options in all material respects. The Plan 2001 description, the warrants program and its activities up to the fiscal year ended are disclosed in our financial statements for the fiscal year ended contained herein. The plan expired on March 4, 2011. The Company intends to approve a new plan in the 2014 fiscal year.

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

Overview
Quick-Med is a life sciences company focused on developing proprietary, broad-based technologies in the   consumer and healthcare markets. Our  three core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay Fresh is a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles and (3) MultiStat®, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care products by two licensees. The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. MultiStat has been developed in a cosmetic product line with the anti-aging products.  Stay Fresh is currently under development with a broad range of potential applications including consumer textile market.

Index
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

Our potential revenues will be derived from government agencies and the following types of companies in connection with our NIMBUS, Stay Fresh, NimbuDerm and MultiStat technologies:

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

Recent Developments
On August 27, 2013 we announced that Polartec, LLC, a premium producer of textile solutions, has been granted a license to utilize our proprietary STAYFRESH® technology for a range of products and fields of use.

In August 2013 the US Patent Office approved patent number 12/830,062  “Polyelectrolyte Complex for Imparting Antimicrobial Properties to a Substrate”. This new patent will provide protection for an improved method of preparing the company’s NIMBUS antimicrobial products.  The method utilizes a Poly-Electrolyte Complex, or PEC in which a negatively-charged (anionic) polymer is used to stabilize the active antimicrobial agent - a positively-charged (cationic) polymer.  This complex allows the NIMBUS polymer to be bonded to a wider variety of substrates, opening the door for new applications and products.

Index
On May 14, 2013 we granted Viridis an expanded license to sell Microfoam™ dressings.  Microfoam is the first advanced wound care dressing to utilize Quick-Med's proprietary non-leaching NIMBUS® technology. Viridis will have the right to sell the Microfoam dressings it produces under license from Quick-Med to territories now including the Commonwealth of Independent States (CIS).  Countries within the expanded territory include Russia, Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Tajikistan, Uzbekistan, as well as Georgia, Turkmenistan and the Ukraine.  Distribution into these territories will be handled by Unique Pharmaceutical Labs, a company based in India that has an extensive sales and commercial networks in the territories granted.  The regulatory clearance process is already underway for Russia, with others following.  This expanded contract has a term of 5 years.  The core contract between Viridis and QMT that permits manufacture and sale in India of foam and gauze NIMBUS products is extended for the same period.

Capital Expenditures and Requirements
From 2000 to June 2013, we spent approximately $1.1 million on the acquisition of patents and exclusive license agreements.

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

Results of Operations

Comparison of Years Ended June 30, 2013 and 2012

Revenues.  During the year ended June 30, 2013 we had $928,493 of revenues, compared to $997,496 for the year ended June 30, 2012, representing a decrease of 7%. Revenues during the year ended June 30, 2013 consisted of: (a) $560,495 royalty and license fees consisting of $208,563 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc., $150,000 for non recurring license fees, $75,000 royalties from Biosara and $126,932  in license and other related fees; (b) $330,998 in sales from our share of MultiStat product sales by BASF Corporation (“BASF”); and (c) $37,000 from the joint development projects.

Index
Royalties from sales of Bioguard were down $162,557 or 44% due to a reduction in the royalty rate partially offset by a 34% increase in sales. In July 2012 Derma paid us $1.3 million to decrease the royalty rate to 8.5% from 20%.

Our share of sales from MultiStat products declined $94,844 or 22%, reflecting lower total sales of MultiStat products.  We cannot anticipate MultiStat product sales by BASF for subsequent quarters given current economic market uncertainties in general and the retail cosmetic industry in particular. We grant BASF the exclusive and non-exclusive licenses to develop and market our Ilomastat product for the field of over-the-counter anti-aging (chronological aging or photoaging) cosmetics. Under the terms of this agreement, we and BASF share the net revenues in each contract calendar year beginning January 1, 2008 until December 31, 2010 in accordance with certain sharing percentages as defined in the agreement.  Both parties extended the BASF agreement until December 31, 2014.

Revenues during the year ended June 30, 2012 consisted of: (a) $450,654 royalty and license fees consisting of $371,120 in royalty fees from the sales of BIOGUARD® advanced wound care product by Derma Sciences, Inc. and $79,534 in license and other related fees; (b) $425,842 from our share of MultiStat product sales by BASF and (c) $121,000 from joint development projects.

Operating Loss.  Operating loss for the year ended June 30, 2013 was $376,075 as compared to $1,238,322 for the year ended June 30, 2012, representing a decreased loss of 70% or $862,247. The decrease was primarily attributable to a decrease in operating expenses of $931,250 coupled with a slight decrease in revenues of $69,003.   The decrease in expenses was due to: (a) a decrease in general and administrative expenses of $531,190; (b) a decrease of $327,514 in research and development  expenses; (c) a decrease of $43,641 in licensing and patent expenses; (d) a decrease of $1,731 in cost of sales; and (e) a decrease in depreciation and amortization expense of 27,174.

Research and Development Expense. The decrease of $327,514 or 39% is primarily attributable to a reduction in the compensation expense resulting from a lower number of employees, lower stock-based compensation expense and a reduction in consultants and supplies.

General and Administrative Expense.  The decrease of $531,190 or 53% is mainly attributed to the reversal of stock-based compensation expense from forfeited options ($281,730), lower compensation costs from reduced headcount and lower consultant expenses. These decreases were partially offset by increases in royalty expense from the $1.3 million license payment from Derma and costs to comply with SEC XBRL filing requirements.

Licensing and Patent Expense. The decrease of $43,641 or 15% was primarily due to lower FDA consulting fees offset by higher patent maintenance fees from our increasing patent portfolio.

Other Income. The $160,000 resulted from the extinguishment of a licenses payable that was determined during 2013 to be no longer owed.

Interest Income. The increase of $6,273 is mainly from interest on accounts receivable due from a customer.

Interest Expense.  Interest expense on notes payable for the year ended June 30, 2013 was $446,186 compared to $449,956 in 2012. The decrease was due to $30,000 in principle payments made in 2013.

Other Expense. The $58,460 is an asset impairment expense from the write-off of patent costs we incurred in a country where we have elected to no longer pursue the patent.

Net Loss.  Net loss for the year ended June 30, 2013 was $713,073 or $0.02 per share compared to $1,686,903 or $0.05 per share for the year ended June 30, 2012.  This decrease is primarily attributable to a reductions in general and administrative and research and development expenses.

Index
Liquidity and Capital Resources
Our auditors have issued a going concern opinion on our audited financial statements for the fiscal years ended June 30, 2013 and 2012 as we have experienced recurring losses and negative cash flows from operations in these periods.  In addition, we have a net capital deficiency.  These matters raise substantial doubt about our ability to continue as a going concern.

Total cash on hand at June 30, 2013 was $49,677 as compared with $80,502 at June 30, 2012. Subsequent to June 30, 2013 we collected $138,671 of our $249,583 year end receivables with the balance, $106,982 due from Biosara. They have indicated they will pay after they complete their next round of financing.

On August 15, 2013 the U.S. Department of Defense (DOD) paid us $150,000 for the grant to research the "Development of Technologies to Control Scar Contracture after Burn Injuries."

Equity Financing and our Cash Requirements.  Based on our cash position at June 30, 2013, we cannot continue to satisfy our current cash requirements for a period of twelve (12) months through our existing capital. We anticipate total estimated, operating and research and development expenditures, and patent related legal fees of approximately $108,000 per month or an aggregate of approximately $1,296,000 over the next twelve (12) months, in the following areas:

•	Research and development expenditures of approximately $40,000 per month or an aggregate $480,000 over the next twelve (12) months, which will consist of the following estimated monthly expenditures: (a) $30,000 in payroll for scientists; (b) $4,000 for outside research and development expenditures; and (c) $6,000 for chemical supplies and laboratory operating expenses, including rent expense;
•	Patent related legal fees of approximately $18,000 per month or an aggregate $216,000 annually; and
•	Operating expenses of approximately $50,000 per month or an aggregate $600,000 over the next twelve (12) months, including business development, regulatory fees, personnel costs, outbound royalty fees, director and officer insurance, general liability insurance, interest payments, investors relations, consulting fees, utilities, legal and accounting fees, and travel.

Our current cash balance of $49,677 as of June 30, 2013, the receipt of approximately $150,000 from our DOD grant and the collection of accounts receivable of $138,671 after June 30, 2013, less disbursements will satisfy our cash requirements for approximately four months assuming no further receipts of revenues from our licensees and additional debt or equity financing, other licensing alternative, and further reduction in expenses.  If we are unable to satisfy the remainder of our obligations by equity and/or debt financings and other licensing alternative, we will be unable to satisfy our cash requirements beyond approximately more than seven months assuming no further receipts of revenues and additional debt or equity financing.

We have engaged an investment bank to raise additional cash by means of equity and or debt financing as well as exploring other strategic and licensing alternatives. However, our ability to raise cash through equity or debt financing with third parties will be difficult in the current credit environment.  There are no assurances that any planned equity offering and/or debt financing will be successful or sufficient to meet our cash requirements or that our cash conservation strategy will be successful.  Even if we were able to obtain debt or equity financing, the terms of such financing may be very unfavorable to us.  Further, any sale of newly issued debt or equity securities could result in additional dilution to our current stockholders.

As of June 30, 2013, we have three senior convertible notes payable outstanding to our largest shareholder totaling $6,249,816 including accrued interest with interest rates ranging from 6% to 8% per annum and maturity dates of December 31, 2013.  These notes are convertible at conversion prices ranging from $0.18 to $0.74 per share and are secured by our revenues and assets. We also have a senior convertible note payable to a major stockholder with a balance of $1,327,078 including accrued interest.  The senior convertible note has an 8% interest rate per annum with a conversion price of $0.60 per share, a maturity date of December 31, 2013, and is secured by our revenues and assets.  Further, we have two senior convertible notes totaling $254,891 with third parties.  These notes have an 8% interest rate per annum with a conversion prices ranging from $0.50 per share, a maturity date of June 30, 2014.   In addition, we have a promissory note payable with a related party totaling $77,931 including accrued interest with an interest rate of 8% per annum and a maturity date of December 31, 2013.

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

At June 30, 2013, we had a net negative working capital of $8,295,111 that consists of: (a) cash of $49,677; (b) accounts receivable of $249,583; (c) accounts payable of $501,924; (d) current unearned revenue of $121,375; (e); accrued expenses of $61,356 and (f) current portion of notes payable of $7,909,716.  At June 30, 2013, we had a stockholders’ deficit of $9,143,617, a portion of which is due to non-cash share based compensation expense and non-cash charge to interest expense from the beneficial conversion feature of the convertible notes.

For the year ended June 30, 2013 cash provided by operating activities was $62,947, net cash used in investing activities was $63,772 and net cash used in financing activities was $30,000.

Contractual Obligations
The following table summarizes our long-term contractual obligations as of June 30, 2013:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt obligations (a)	$7,909,716	$7,909,716	$-	$-	$-
Operating lease obligations (b)	$40,850	$25,800	$15,050	$-	$-

(a)	The principal and accrued interest on the notes payable owed to the largest shareholder's Senior Convertible Notes, to third parties' convertible note payable, and to a major shareholder’s senior note payable as fully discussed in note 8 of the accompanying footnotes to the financial statements.
(b)	We have an operating lease for our laboratory in Gainesville, Florida with an expiration date January 31, 2015.

Index
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangement that have, or are reasonably likely to have, a current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements to be inserted in this section.

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

Index
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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, management concluded that, as of June 30, 2013, the Company’s internal controls over financial reporting were effective.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions held for our directors, executive officers and significant employees.

Name	Age	Position
Gregory S. Schultz	63	Chairman and Director
Bernd Liesenfeld	43	Director and President
Paul Jenssen	57	Director and Chief Financial Officer
Gerald M. Olderman	80	Director
Dale Bergman	57	Director

Index
Dr. Schultz has served as our Vice President, Laboratory and Clinical Research and Director since July 2000.  He became our Chairman in 2013.  From 1999 through 2001, Mr. Schultz served as the President of the Wound Healing Society, and has worked as a consultant for 12 major biotechnology companies. In 1989, he was appointed Professor of Obstetrics/Gynecology and Director of the Institute for Wound Research in the College of Medicine at the University of Florida at Gainesville, Florida. He has published over 220 research articles and book chapters that have been cited over 5,000 times. He has been continuously funded by major grants from the National Institutes of Health and supported by grants from the U.S. Army grant on treatment of burns with growth factors. Dr. Schultz earned a doctorate in biochemistry from Oklahoma State University and postdoctoral fellowship in cell biology at Yale University in Connecticut.

Dr. Liesenfeld has been with Quick-Med Technologies since 2004, as Senior Scientist and then Principal Scientist before joining the Board and serving as President of Quick-Med starting in July 2012.  Dr. Liesenfeld has been responsible for development, regulatory clearance and commercialization efforts of Quick-Med’s core NIMBUS and Stay Fresh technologies, leading projects that resulted in the transfer of laboratory technologies into commercial production settings with partners both domestic and international.  Additionally, Dr. Liesenfeld has served as Principal Investigator for a number of government grants and contracts, broadly focused on improved technologies to promote wound healing following chemical or thermal injury.  Dr. Liesenfeld has a Ph.D. in Materials Science and Engineering from the University of Florida, a Graduate Diploma in Materials Science from Monash University (Melbourne, Australia) and a B.S. degree in Engineering Management from the University of Vermont.

Mr. Jenssen has been with the Company since January 2013 as its Chief Financial Officer and became a director in February 2013. He has over 35 years of experience in strategic planning, process improvement, finance and accounting. He started his career at Deloitte Touche (1978-1984) before becoming Treasurer at Associated Press (1984-1998). In addition to working as a consultant since 1998, he was the CFO, COO and a Senior Managing Director at Rothschild North America investment bank (1998-2006).  From 2006 until the present, Mr. Jenssen was the President of Jenssen Consulting, a business involved in providing strategic planning, process improvement, finance and accounting related services. Mr. Jenssen does not serve as a director of any other reporting company. Mr. Jenssen is a CPA, has an MBA from Columbia University in New York and has held several securities licenses.

Dr. Olderman has served as our Director since July 2000.  He served as our Vice President, Research & Development and Commercialization from July 1997 to August 2012.  Dr. Olderman brings 45 years of healthcare experience, 41 years of technical management experience, and 35 years serving as the head of research and development activities for Fortune 500 companies. Since November 1996, Dr. Olderman was Vice President and Associate of R.F. Caffrey & Associates Inc., a management consultant to medical device companies and suppliers. Prior to joining R.F. Caffrey & Associates, Dr. Olderman served as Director and head of research and development for C.R. Bard, Inc.'s Cardiopulmonary Division, where he organized a new product development process in which 19 new medical devices were developed. Dr. Olderman also served as Vice President and director for domestic and international research and development for the Pharmaceutical Division of Baxter Healthcare Corp. and director and Vice President for research and development for the Converters, a division of American Hospital Supply Corporation prior to its acquisition by Baxter Healthcare Corporation, where he led product development and made material changes that helped increase market share from 30% to 45% within a $750 million market. Dr. Olderman has also served as Vice President for research and development and as a director for Surgikos, Inc. a subsidiary of Johnson & Johnson. Dr. Olderman received a B.S in Chemistry from Rensselaer Polytechnic Institute in New York. He also holds an M.S. in Physical Chemistry and a Ph.D. in Physical Chemistry from Seton Hall University in New Jersey.

Mr. Bergman has served as a director since February 2013.  He practiced corporate and securities law for over 25 years, with specialty in advising emerging and mid-market public companies in their growth.  Since March 2011, he has been a partner in the Ft. Lauderdale office of Roetzel & Andress, LPA.  From May 2009 to March 2011, he was a partner in the Ft. Lauderdale office of Arnstein & Lehr and from January 2004 to April 2009, he was a member of Kluger, Peretz, Kaplan & Berlin, P.L., a Miami-Florida based law firm.  Mr. Bergman does not currently serve as a director of any other reporting companies.  Mr. Bergman, who is a member of the Florida and New York bars, holds a bachelor’s degree from Columbia College of Columbia University and a J.D. from Harvard Law School.

Index
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

Index
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

Committees of the Board of Directors
The standing committees of the Board of Directors during the fiscal year ended June 30, 2013 were the audit committee and the compensation committee. The Board of Directors has no separate nominating committee or committee performing a similar function.

Audit Committee. The Audit Committee, is presently composed of Dale Bergman and Gregory S. Schultz with Mr. Bergman serving as the Chair. During fiscal 2013, the audit committee met on three occasions.  This committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices. This committee acts on and reports to the Board of Directors with respect to audit and accounting matters, including the engagement of Quick-Med’s independent public accountants, the scope of the annual audits, the reasonableness of fees to be paid to the auditors, the performance of the Company’s independent auditors and Quick-Med’s accounting practices. Currently, there is no “financial expert” serving on the Audit Committee.

Compensation Committee.  The Compensation Committee is currently comprised of Gerald M. Olderman, Dale Bergman and Gregory Schultz with Dr. Olderman serving as the Chair. This committee approves, administers and interprets our compensation and health benefits, including our equity incentive programs. Additionally, this committee reviews and makes recommendations to our Board of Directors to ensure that our compensation and benefit policies are consistent with our compensation philosophy and corporate governance principles. This committee is also responsible for review and approval of executive compensation, including establishing our Chief Executive Officer or principal executive officer’s compensation.

Index
Audit Committee Financial Expert
Currently, we do not have an Audit Committee “financial expert”.  No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert.  In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education.  Our business model is not complex and our accounting issues are straightforward.  Responsibility for our operations is centralized within management, which is comprised of four people.  We rely on the assistance of others, such as our chief financial officer, who is a certified public accountant, to help us with the preparation of our financial information.  We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, and we may find it difficult to attract such a candidate.

Code of Ethics
We have adopted a Code of Ethics for our board members, our principal executive and senior financial officers, our other officers and our employees.  A copy of this Code of Ethics is located on our website at www.quickmedtech.com.  We intend to post any waivers of or amendments to our Code of Ethics on our website.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Under United States securities laws, our directors, executive officers and any persons holding more than 10% of our issued and outstanding common stock are required to report their ownership of common stock (or securities convertible into common stock) to the Securities and Exchange Commission.  Due dates for these reports have been set by the Commission and we are required to report any failure to file by those deadlines.  To our knowledge, based solely on a review of the copies of such reports furnished to us by those persons and on representations from those persons that no other reports were required, all reports were timely filed as required under Section 16(a) of the Securities Exchange Act of 1934 by all such persons during the fiscal year ended June 30, 2013, with the exception of Phronesis Partners LP filed late sixteen times for twenty three transactions.

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

The following summary compensation table indicates the cash and non-cash compensation earned during our last two fiscal years by (i) President (principal executive officer), (ii) our Chief Executive Officer, (iii) our Chief Financial Officers (principal financial officer), and (iv) our VP or Research and development.

Dr. Liesenfeld was appointed as our President (principal executive officer) on July 27, 2012 with an annual compensation of $130,000 effective August 1, 2012.  There is no other compensation arrangement (whether or not written) or any grant or award to Dr. Liesenfeld.

Mr. Jenssen was appointed CFO in January, 2013 following the resignation of Mr. Nguyen.

Mr. Greeno served as our Chief Executive Officer from August 2007 until August 15, 2013.

Mr. Olderman served as our Vice President of Research and Development and Commercialization from July 1997 until August 15, 2012.

Index
Summary Compensation Table
Name and Principal Position	Year	Salary (2)	Bonus	Stock Awards (1)	Options Awards (1)	Non Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Bernd Liesenfeld, President	2013	$126,125							$126,125
J.Ladd Greeno, CEO	2012	$203,125			$11,999				$215,124
Gerard M. Olderman, VP R&D	2012	$121,875			$5,400				$127,275
Paul H. Jenssen CFO	2013	$80,338							$80,338
Nam H. Nguyen, CFO	2013	$76,505							$76,505
Nam H. Hguyen, CFO	2012	$150,000			$6,126				$156,126

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

(2) The officers voluntarily waived portions of their salaries or deferred fee for portions of the fiscal year ended June 30, 2012 and 2011.  As described further below, Mr. Nguyen had a consulting agreement with us since August 2004, as Chief Financial Officer. He also served as the Secretary since February 2008.

Index
Grants of Plan-Based Awards

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended June 30, 2013:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable		Number of securities underlying unexercised options (#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)
Bernd Liesenfeld	30,000	(6)	0	0	.77	11/17/2014	0	0	0	0
President	47,000	(3)	0	0	.20	10/27/2013	0	0	0	0

J. Ladd Greeno Chief Executive Officer	484,056	(1)	0	0	0.75	08/06/2013	0	0	0	0
	1,452,167	(2)	0	0	0.74	09/25/2013

Gerard M. Olderman	145,000	(3)	0	0	0.20	10/27/2013	0	0	0	0
Vice President	105,000	(4)	0	0	0.42	04/18/2013
R&D and Commercialization	90,000	(6)	0	0	0.77	11/17/2014

Nam H. Nguyen, Chief Financial Officer	125,000	(5)	0	0	0.20	10/27/2013	0	0	0	0

	121,765	(7)	0	0	0.77	11/17/2014

(1)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and were vested on the date of grant.
(2)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan and are vested as follows one-sixteenth (1/16) every three month beginning on June 17, 2007.
(3)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of October 27, 2008; one-third vested at October 27, 2009; and the remaining vested at October 27, 2010.

Index
(4)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of April 18, 2008; one-third vested at April 18, 2009; and the remaining vested at April 18, 2010.
(5)	These stock warrants were granted with the vested dates as follows: One-third vested at the grant date of October 27, 2008; one-third vested at October 27, 2009; and the remaining vested at October 27, 2010.
(6)	These stock options were granted under our amended and restated 2001 Equity Incentive Plan with the vested dates as follows: One-third vested at the grant date of November 17, 2009; one-third vested at November 17, 2010; and the remaining vested at November 17, 2011.
(7)	These stock warrants were granted with 18,178 warrants vested at the grant date of November 17, 2009, and the remainder 103,587, one-third was vested at the grant date; one-third vested at November 17, 2010; and the remaining vested at November 17, 2011.

The company intends to approve a new Equity Incentive plan in 2014 and issue options to employees.

Compensation of Directors
The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended June 30, 2013.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)

Gregory Schultz (2)	$0	$0	$0	$0	$0	$10,000	$10,000

Bernd Liesenfeld (3)	$0	$0	$0	$0	$0	$0	$0

Paul Jenssen	$0	$0	$0	$0	$0	$0	$0

Dale Bergman	$0	$0	$0	$0	$0	$0	$0

Gerald Olderman(4)	$0	$0	$0	$0	$0	$0	$0

(1)	Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time in service based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.

Index
(2)	At June 30, 2013, Mr. Schultz had a total of 456,601 stock options and warrants outstanding.
(3)	At June 30, 2013, Dr. Liesenfeld had 77,000 stock options outstanding.
(4)	At June 30, 2013, Dr. Olderman had 235,000 stock options outstanding.
(5)	Effective January 2007 through October 30, 2013 we had a consulting agreement with Mr. Schultz for his scientific advisory services with a monthly fee of $2,500. For the fiscal year ended June 30, 2013, we owe Mr. Schultz $82,500 in consulting fees.

The Company intends to approve a new Equity Incentive plan in 2014 and issue options to directors.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Bernd Liesenfeld
Dr. Liesenfeld was appointed as our President (principal executive officer) on July 27, 2012 with an annual compensation of $130,000 effective August 1, 2012.  There is no other compensation arrangement (whether or not written) or any grant or award to Dr. Liesenfeld. He is entitled to a performance bonus and share-based awards as determined by the Compensation Committee and the Board of Directors.

Paul Jenssen
Mr. Jenssen was appointed as Chief Financial Officer in January, 2013. He is paid a retainer of $1,120/week for the first eight hours and $125/hour for time greater than eight hours. There is no other compensation arrangement (whether or not written) or any grant or award to Mr. Jenssen. He is entitled to a performance bonus and share-based awards as determined by the Compensation Committee and the Board of Directors.

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

We paid Mr. Greeno a base salary of $250,000 per year (the “Base Salary”), subject to review by the Board on an annual basis and subject to increase in the Registrant’s discretion.  Mr. Greeno  was eligible to receive an annual bonus (the “Annual Bonus”) of up to fifty percent (50%) of the Base Salary upon the achievement of performance objectives that were reasonably determined by the Board or the Board’s Compensation Committee in consultation with Mr. Greeno.

Mr. Greeno agreed to the confidentiality, non-competition and non-solicitation provisions of the Agreement.

Gerald M. Olderman

Effective August 15, 2012, Mr. Olderman voluntarily resigned as our Vice President of R&D and Commercialization.  His employment contract was terminated on the date of the resignation.

On January 1, 2011, we renewed an employment agreement with Gerald Olderman, Vice President of R & D and Commercialization. Mr. Olderman had an annual salary of $150,000 per year, subject to adjustment by the Compensation Committee of the Board of Directors (“Board”) based on new revenue streams and increases in our shareholder value

Index
Nam Nguyen
In January 2013 Mr. Nguyen voluntary resigned as Chief Financial Officer and Secretary. Mr. Nguyen's monthly consulting fee was $12,500 as approved by the Compensation Committee and the Board of Directors.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee is currently comprised of Gerald M. Olderman, Dale Bergman and Gregory Schultz with Dr. Olderman serving as the Chair.

During the fiscal year ended June 30, 2013:

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

The following table sets forth, as of September 20, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. We are unaware of any contract or arrangement, which could result in a change in our control.

The following table assumes, based on our stock records, that there are 37,346,154 shares issued and outstanding as of September 20, 2013.

The following table sets forth the ownership of our common stock by:

•	Each stockholder known by us to own beneficially more than 5% of our common stock;
•	Each executive officer;
•	Each director or nominee to become a director; and
•	All directors and executive officers as a group.

Index
Name and Address of Beneficial Owner(A)	Shares Beneficially Owned
	Number		Percent
Michael R. Granito	23,553,605	(1)	46.5%
Phronesis Partners, L.P.	8,015,339	(2)	20.3%

Gerald M. Olderman, Director	799,714	(3)	2.1%
Gregory S. Schultz, Director	1,310,101	(4)	3.5%
Bernd Liesenfeld, President and Director	77,000	(5)	0.2%

Paul H Jenssen, CFO and Director	0		0%
Dale Bergman, Director			0%

All Quick-Med Directors and Officers as a Group (5 persons)	2,211,815		5.8%

NOTES:    (A) The address for each of the above unless otherwise indicated is c/o Quick-Med Technologies, Inc., 902 NW 4 Street, Gainesville, Florida 32601.

(1)	Includes 13,293,410 shares issuable upon conversion of the convertible debts within 60 days. Mr. Granito's address is 1001 Shady Avenue, Pittsburgh, PA 15232.
(2)	Includes 2,071,390 shares issuable upon conversion of a convertible debt within 60 days. Phronesis Partners, L. P., Delaware Limited Partnership, is a hedge fund and has sole voting and sole dispositive power over 5,943,949 shares. Mr. James Wiggins is the natural person with sole voting and dispositive power with respect to the shares. The address for Phronesis Partners, L.P. is 130 East Chestnut Street, Suite 403, Columbus, OH 43215.
(3)	Includes 235,000 shares issuable upon the exercise of options exercisable within 60 days.
(4)	Includes 456,601 shares issuable upon the exercise of options and warrants exercisable within 60 days.
(5)	Includes 77,000 shares issuable upon the exercise of options exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Index
On December 16, 2010, the Company issued a promissory note to Mr. Gerald Olderman, a director and former officer of the Company for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of June 30, 2013 and 2012, the Company paid an aggregate principal amount of $30,000 and $18,000, respectively. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

On March 13, 2013 the Company issued a senior convertible promissory note in the amount of $3,547,580 to the largest shareholder (“Shareholder”) to combine the borrowings previously issued. The original notes were issued on September 30, 2003, June 14, 2007, October 30, 2007, February 11, 2008, May 17, 2008, September 12, 2008, February 26, 2009, May 12, 2009 and March 15, 2010 in the principle amounts of $1,268,625, $208,955, $300,000, $370,000, $485,000, $150,000, $175,000, $375,000 and $215,000. This senior convertible note is secured by the Company’s revenues and assets and is subordinate to the March 31, 2010 senior convertible notes to a related party and third parties and 2009 Notes 2 and 3 to the Shareholder. Interest rates are from 6% to 8% and conversion rates range from $.18 to $.74.

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

The Company had a consulting agreement with a director to provide services on scientific matters at a monthly fee of $2,500. The agreement was terminated November 1. 2012.  At June 30, 2013 and 2012, the Company has an outstanding balance of $82,500 and $75,000, respectively, owed to the director.  As in the past, the Company plans to pay the outstanding balance with an equity arrangement.

During the fiscal year ended June 30, 2012, a firm owned by an officer made several short-term loans ranging from $5,000 to $10,000 to the Company, all of them were fully repaid at June 30, 2012.

Index
In September 2011, the Company recorded approximately $50,000 in additional paid-in capital reflecting waivers by our officers of their unpaid salaries and fee during the period from July 1, 2011 through September 30, 2011.

At June 30, 2013, the Company accrued interest of $1,327,078, $4,891, $18,776, and $1,727,236 on the convertible notes with the shareholder, the convertible notes with third parties, the note with a director and the convertible notes with the major shareholder, and, respectively.

Other than the relationships with The University of Florida at Gainesville, no officer or director has any relationship with any company or entity that will be working on developing our family of technologies or patents.

Director Independence
Our board of directors has determined that it currently has one member who qualify as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The NASDAQ Stock Market, Inc. - Marketplace Rule 4200. The independent director is Dale Bergman.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2013 and June 30, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered including a review of SEC registration statement filing. "Audit Related Fees" consisted of general assistance on SEC matters.

		June 30, 2013	June 30, 2012
(i)	Audit Fees	$59,024	$47,000
(ii)	Audit Related Fees	$0	$0
(iii)	Tax Fees	$5,200	$5,500
(iv)	All Other Fees	$0	$0

While we have established an audit committee of the Board of Directors, we have not established a pre-approval policy.  All services provided by the auditors for fiscal year 2013 were accepted by the audit committee and approved by the full Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements Schedules
Our financial statements for the years ended June 30, 2013 and 2012 are included herein (Item 8) in this annual report.  We are not required to file any financial statement schedules.

Exhibits Table
Exhibit Number	Description
3.1	Articles of Incorporation, as currently in effect (5)
3.2	Bylaws, as currently in effect (1)
10.1	Quick-Med Technologies MMP License Agreement (2)
10.2	Quick-Med Technologies Stock Option Plan (2)
10.3	Cooperative Research and Development Agreement with the U.S. Army Medical Research Institute of Chemical Defense (3)

Index
10.4	Financing Agreement with Euro Atlantic Capital Corporation (3)
10.5	Consulting Agreement - Gregory Schultz (3)
10.5.1	Consulting Agreement - Christopher Batich (3)
10.5.2	Consulting Agreement - Bruce Mast (3)
10.5.3	Consulting Agreement - William Toreki (3)
10.6	Note issued to Michael Granito by Quick-Med Technologies (4)
10.6.1	Senior Convertible Note issued to Michael Granito (10)
10.6.2	2007 Senior Convertible Note issued to Michael Granito (10)
10.6.3	2007 Senior Convertible Note 2 issued to Michael Granito (11)
10.6.4	2008 Senior Convertible Note 1 issued to Michael Granito (15)
10.6.5	2008 Senior Convertible Note 2 issued to Michael Granito (13)
10.6.6	2008 Senior Convertible Note 3 issued to Michael Granito (16)
10.6.7	2009 Senior Convertible Note 1 issued to Michael Granito (18)
10.6.8	2009 Senior Convertible Note 2 issued to Michael Granito (19)
10.7	2007 Senior Convertible Note issued to Phronesis Partners, L.P. (10)
10.8	License Agreement with University of Michigan (10)
10.9	Employment Agreement with J. Ladd Greeno (9)
10.10	Research and Development Agreement with The Collaborative Group, Ltd. (6)
10.11	Agreement Between Noville and Quick-Med Technologies, Inc. (7)
10.12	Joint Development Agreement by and between Quick Med Technologies, Inc. and Mölnlycke Health Care AB dated April 4, 2008. (12)
10.13	Manufacturing and Distribution Agreement by and between Quick-Med and BASF (14)
10.14	Joint Development and Exclusive Option Agreement by and between Avery Dennison and the Registrant dated as of April 17, 2009 (17)
10.15	2009 Senior Convertible Note 3 issued to Michael Granito (20)
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

Index
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

10.29	Patent and License Agreement by and between the Company and VIRIDIS BioPharma Pvt. Ltd. dated as of April 1, 2013(30)
10.30	Amendment No. 4 to Patent and License Agreement by and between the Company and VIRIDIS BioPharma Pvt. Ltd. dated as of May 9, 2013(30)
10.31	Award Contract between the Company and the U.S. Army Medical Research and Material Command effective as of May 13, 2013(31)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Assignment of Patent for Wound Care (8)
99.2	Assignment of Patent for Mustard Gas (8)
99.3	Assignment of Patent for Anti-wrinkle cream (8)

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 4, 1999.
(2)	Incorporated by reference to the Company’s Post Effective Amendment #2 to Registration Statement on Form SB-2 filed on July 13, 2001.
(3)	Incorporated by reference to the Company’s Post Effective Amendment #3 to Registration Statement on Form SB-2 filed on January 8, 2002.
(4)	Incorporated by reference to the Company’s Post Effective Amendment #5 to Registration Statement on Form SB-2 filed on February 13, 2002.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 26, 2002.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on October 15, 2002.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 19, 2003.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on November 14, 2006.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 10, 2007.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on September 28, 2007.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on February 14, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 9, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2008.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 21, 2008.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on September 29, 2008.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2009.

Index
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2009.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on September 28, 2009.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 16, 2009
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on February 19, 2010.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on March 11, 2010.
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on April 6, 2010.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on April 8, 2010.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 30, 2010.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 12, 2010.
(27)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 7, 2011.
(28)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 23, 2011.
(29)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 18, 2012.
(30)	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 17, 2013.
(31)	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 29, 2013.

Index
SIGNATURES
Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUICK-MED TECHNOLOGIES, INC.

Date: September 24, 2013	By:	/s/ Bernd Liesenfeld
Bernd Liesenfeld
President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gregory S. Schultz Gregory S. Schultz	Chairman of the Board	September 24, 2013
/s/ Bernd Liesenfeld Bernd Liesenfeld	President and Director	September 24, 2013
/s/ Paul H. Jenssen Paul H.Jenssen	Chief Financial Officer and Director	September 24, 2013
/s/ Dale Bergman Dale Bergman	Director	September 24, 2013
/s/ Gerald M. Olderman Gerald M. Olderman	Director	September 24, 2013

Index
QUICK-MED TECHNOLOGIES, INC.

 FINANCIAL STATEMENTS

AS OF AND FOR THE FISCAL YEARS ENDED

JUNE 30, 2013 AND 2012

Index
TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheets as of June 30, 2013 and 2012	3

Statements of Operations for the years ended June 30, 2013 and 2012	4

Statement of Changes in Stockholders’ Deficit for the year ended June 30, 2013 and 2012	5

Statements of Cash Flows for the years ended June 30, 2013 and 2012	6

Notes to Financial Statements	7-18

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Quick-Med Technologies, Inc.

We have audited the accompanying balance sheets of Quick-Med Technologies, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quick-Med Technologies, Inc., as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations for the years ended June 30, 2013 and 2012, and has a net capital deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the footnotes accompanying the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
September 27, 2013

Index
QUICK-MED TECHNOLOGIES, INC.
BALANCE SHEETS
AS OF JUNE 30, 2013 AND 2012

ASSETS

	June 30,	June 30,
	2013	2012

Current assets:
Cash and cash equivalents	$49,677	$80,502
Accounts receivable	249,583	105,123
Total current assets	299,260	185,625

Property and equipment, net	3,182	1,084

Other assets:
Prepaid expenses	37,943	8,472
Intangible asset, net	382,858	416,669
Total other assets	420,801	425,141
Total assets	723,243	611,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	501,924	714,110
Unearned revenue - current	121,375	100,957
Accrued expenses	61,356	188,275
Current maturity of note payable -related party	77,931	102,025
Current maturity of convertible note payable -related party	1,327,078	1,242,834
Current maturity of convertible note payable -related party	6,249,816	5,913,737
Current maturity of note payable	254,891	254,986
Total current liabilities	8,594,371	8,516,924

License payable	-	160,000
Unearned Revenue - long-term	1,188,749	-
Total liabilities	9,783,120	8,676,924

Commitments and contingencies

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000authorized shares; 37,346,154 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively
Additional paid-in capital	3,735	3,735
Outstanding stock options	15,609,340	15,448,353
Accumulated deficit	3,688,992	4,131,709
Total stockholders' deficit	(28,361,944)	(27,648,871)
Total liabilities and stockholders' deficit	(9,059,877)	(8,065,074)
	$723,243	$611,850

See accompanying notes to financial statements.
3

Index
QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	June 30, 2013	June 30, 2012
Revenues:
Royalty and license fees	560,495	450,654
Product sales	330,998	425,842
Research and development service	37,000	121,000
Total revenues	928,493	997,496

Expenses:
Cost of sales	24,983	26,714
Research and development	519,836	847,350
General and administrative expenses	467,203	998,393
Licensing and patent expenses	255,522	299,163
Depreciation and amortization	37,024	64,198
Total operating expenses	1,304,568	2,235,818

Operating loss	(376,075)	(1,238,322)

Other income (expense):
Interest income	7,648	1,375
Interest expense	(446,186)	(449,956)
Extinguishment of license payable	160,000	-
Impairment loss	(58,460)	-
Total other expense	(336,998)	(448,581)

Loss before provision for income taxes	(713,073)	(1,686,903)

Provision for income taxes	-	-

Net loss	(713,073)	(1,686,903)

Net loss per share - basic and diluted	$(0.02)	$(0.05)

Weighted average common shares outstanding - basic and diluted	37,346,154	37,346,154

See accompanying notes to financial statements.
4

Index
QUICK-MED TECHNOLOGIES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	Common Stock		Additional Paid-in	Accumulated	Outstanding
	Shares	Amount	Capital	Deficit	Stock Options	Total
Balance at June 30, 2011	37,246,154	$3,725	$15,420,363	$(25,961,968)	$4,085,808	$(6,452,072)

Stock-based compensation					45,901	45,901
Stock issuance for cash	100,000	10	27,990			28,000
Net loss	-	-	-	(1,686,903)		(1,686,903)
Balance at June 30, 2012	37,346,154	3,735	15,448,353	(27,648,871)	4,131,709	(8,065,074)

Forfeited stock-based compensation	-	-	-		(281,730)	(281,730)
Expired stock-based compensation	-	-	160,987		(160,987)	-
Net loss	-	-	-	(713,073)	-	(713,073)
Balance at June 30, 2013	37,346,154	3,735	15,609,340	(28,361,944)	3,688,992	(9,059,877)

See accompanying notes to financial statements.

5

Index
QUICK-MED TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(713,073)	$(1,686,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,024	64,198
Impairment loss on patent	58,460	-
Stock-based compensation	-	45,901
Forfeited stock-based compensation	(281,730)
Allowance for doubtful accounts	-	200,000
Gain on extinguishment of license payable	(160,000)	-
(Increase) decrease in:
Accounts receivable	(144,460)	197
Prepaid expenses	(29,471)	(442)
Increase (decrease) in:
Accounts payable	(212,186)	98,718
Accrued interest	426,133	429,900
Unearned revenue	1,209,166	-
Accrued expenses	(126,915)	73,694
Net cash provided by (used in) operating activities	62,948	(774,737)
Cash flows from investing activities:
Property and equipment	(3,212)	(2,315)
Intangible assets	(60,560)	(101,813)
Net cash used in investing activities	(63,772)	(104,128)
Cash flows from financing activities:
Proceeds from stock issuance	-	28,000
Payment on notes payable - officer	(30,000)	(18,000)
Net cash (used in) provided by financing activities	(30,000)	10,000

Net decrease in cash and cash equivalents	(30,824)	(868,865)
Cash and cash equivalents at beginning of year	80,502	949,367
Cash and cash equivalents at end of year	49,677	80,502
Cash paid for:
Interest	20,053	20,054
Income taxes	-	-
Total	20,053	20,054
Non-cash disclosures of investing and financing activities:
Stock-based compensation	-	45,901
Expired stock-based compensation	(160,987)	-

See accompanying notes to financial statements.
6

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Founded in April 1997, Quick-Med Technologies Inc. (the ”Company”) is a life sciences company focused on developing proprietary, broad-based technologies in medical and consumer healthcare markets. The Company’s three core technologies are: (1) Novel Intrinsically Micro-Bonded Utility Substrate (NIMBUS®), a family of advanced polymers bio-engineered to have antimicrobial, hemostatic, and other properties that can be used in a wide range of applications; (2) Stay Fresh® is a unique chemical formulation for textiles with a durable antimicrobial agent effective against an array of bacteria even after numerous laundering cycles; and (3) MultiStat, a family of advanced patented methods and compounds shown to be effective in skin therapy applications. Currently, NIMBUS technology has been commercialized in an advanced wound care product by our licensee in the institutional market in June 2009. The Company targets NIMBUS technology for additional advanced wound care products, catheters, incontinence products, and other medical devices. Stay Fresh is currently being commercialized with a broad range of potential applications including consumer textile market. MultiStat has been commercialized in a cosmetic product line with the anti-aging products. In each instance, the Company intends to form joint ventures or joint development partnerships with leading firms in the respective industry to co-develop and commercialize its products.

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
7

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment is computed using the straight-line method over the expected useful lives of the assets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable as of June 30, 2013 represents amounts due from its customers and is reported on the balance sheet reduced by writing off receivables not considered to be collectible. The allowance for doubtful accounts at June 30, 2013 and June 30, 2012 was $0 and $200,000 respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. For the periods ended June 30, 2013 and 2012, 16,697,440 and 15,874,774 diluted common stock equivalents, respectively, have been excluded from the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

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

This accounting standard establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into three levels. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities. Level 2 valuations are based on inputs, other than quoted prices included within Level 1 that are observable, either directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

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

The Company recognizes royalty fee income based on the net sales of products by our licensees in accordance with the terms of the license agreements.
8

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company recognizes revenue of its research and development service including the small business innovation research program and the US Army medical research program based on the research work performed in accordance with the program requirements or statements of work for the joint development agreements.

The Company also recognizes revenue from the non-refundable exclusivity license fee derived from its licensees on a pro rata basis over the term of the related exclusive license agreements. Further, the Company recognizes the exclusive option fee as revenue on a pro rata basis over the term of the related exclusive option agreement

Unearned Revenue

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

Concentration of credit risk of financial instruments

Financial instruments that potentially subject the Company to credit risk consist of cash equivalents and accounts receivable. As of June 30, 2013 and 2012, the Company’s cash levels did not exceed the federally insured limit. Beginning December 31, 2010 through December 31, 2012, the Company's bank accounts were fully insured, regardless of the balance of the account at the FDIC-insured institutions as the noninterest-bearing transaction accounts as provided by the section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The credit risk of the accounts receivable is considered limited given the customers’ credit rating.

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

Reclassifications

Certain reclassifications have made to the prior year financial statements in order for them to be in conformity with the current year’s presentation.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This standard, which amends the guidance on testing
9

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

indefinite-lived intangible assets, other than goodwill, for impairment, provides companies with the option to first perform a qualitative assessment before performing the two-step quantitative impairment test. If the company determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not to exceed its carrying amount, then the company would not need to perform the two-step quantitative impairment test. This standard does not revise the requirement to test indefinite-lived intangible assets annually for impairment. This standard becomes effective for annual and interim impairment tests performance for fiscal years beginning after September 15, 2012, with early adoption allowed. When impairment of assets exists, the carrying amount of the long-lived asset is reduced to its estimated fair value, less any costs associated with the final settlement.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2013 and 2012:

	2013	2012

Computer equipment	$30,935	$28,990
Equipment	34,209	32,942
Less: accumulated depreciation	(61,962)	(60,848)
Net property and equipment	$3,182	$1,084

Depreciation expense for the years ended June 30, 2013 and 2012 was $1,114 and $2,308, respectively.

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
10

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE ASSETS, continued

During the fiscal year 2006, the Company was issued both US and international patents for its NIMBUS technology on “Intrinsically Bactericidal Absorbent Dressing And Method Of Fabrication”.  These patents expire on December 8, 2019.  The total capitalized costs for this issued patent were $35,470 and are being amortized over the life of the patents.

During the fiscal years 2013 and 2012, the Company was granted certain US and international patents and filed a number of US and international patent applications for its NIMBUS, Stay Fresh, and NimbuDerm technologies and applied for certain trademarks.

As of June 30, 2013, there was an impairment of the Company's intangible assets in the amount of $58,460 which was recognized as impairment expense on the Company’s statement of operations. The impairment loss resulted from the write-off an in-process patent cost for a country that the Company decided to no longer pursue.

	June 30, 2013		June 30, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized Intangible Assets

License agreements	619,675	(525,282)	648,123	(604,811)
Patents	462,365	(173,900)	373,357	-
Total	1,082,040	(699,182)	1,021,480	(604,811)

Amortization of patents in process commences when the patents are issued.

At June 30, 2013, total unamortized capitalized intangible assets costs are approximately $152,000, which are expected to be amortized and recognized over a weighted-average period of ten years.

Aggregate Amortization Expense	35,910	699,182	61,890	604,811

NOTE 5 - COMMITMENTS

The Company has leased a laboratory facility in Gainesville, Florida which was renewed on March 11, 2013. Rent expense for the years ended June 30, 2013 and 2012 was $27,348 and $27,380, respectively.

The following is a schedule of minimum future payments on the operating lease as of June 30, 2013:

For the years Ending June 30:

2014	25,800
2015	15,050
Thereafter	-
$40,850

NOTE 6 – STOCK OPTIONS AND WARRANTS

The Company adopted a qualified equity incentive plan (the “Plan”) on March 4, 2001. Under the Plan the Company is authorized to grant up to 3,000,000 shares of common stock. On December 13, 2004, the shareholders approved the Plan and ratified the amendment to increase the total number of shares to be granted under the Plan from 3,000,000 to 4,000,000 effective November 1, 2004.  On November 13, 2007 the shareholders ratified the amendment to increase the total number of shares to be granted under the Plan from 4,000,000 to 6,000,000. This plan expired in March 2011.
11

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – STOCK OPTIONS AND WARRANTS (continued)

On November 17, 2009, the Board of Directors (the "Board') granted 681,785 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2009. In addition, the Board granted 248,564 warrants payments to consultants for payments of their services and incentive performance awards.  Of 681,785 stock options grant, approximately 115,428 were awarded to the board members for their services and were vested on the date of grant. Of 248,564 warrants issued, 99,977 warrants were vested immediately on the grant date. The remainder 566,357 stock options and 148,587 warrants were vested one-third immediately, one-third were vested on November 17, 2010 and the remaining one-third were vested on November 17, 2011, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.77 per share. The weighted average grant date fair value of options and warrants was $0.48 per share based on the Black-Scholes option-pricing model. The options and warrants expire five years from the date of grant.  During the year ended June 30, 2013, 325,215 options were forfeited.

On October 27, 2008, the Board of Directors (the “Board”) granted 1,335,102 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2008. In addition, the Board granted 705,302 warrants payments to consultants for payments of their services and incentive performance awards.  Further, 60,000 shares of restricted common stock were issued to a consultant as payment for services.  Of 1,335,102 stock options grant, approximately 464,102 were awarded to the board members for their services and were vested on the date of grant. Of 705,302 warrants issued, 240,302 warrants were vested immediately on the grant date. The remainder 871,000 stock options and 465,000 warrants were vested one-third immediately, one-third were vested on October 27, 2009 and the remaining one-third were vested on October 27, 2010, assuming the person receiving the equity awards is employed or being utilized by the Company at the time of vesting.  The exercise price of those stock options and warrants is $0.20 per share, which was the closing price of the common stock on the date of grant. The weighted average grant date fair value of options and warrants was $0.19 per share based on the Black-Scholes option-pricing model. The options and warrants expire five years from the date of grant. During the year ended June 30, 2013, 475,938 options were forfeited.

On April 18, 2008, the Board of Directors (the “Board”) granted 148,571 shares of restricted common stock as payment for the services rendered by the board members for the year ended June 30, 2007 for those elected to receive common stocks and all shares were immediately vested.  In addition, the Board granted 1,074,666 stock options to the board members, employees, consultants as payments for their services and in recognition of individual performance for the year ended June 30, 2007.  The stock options were vested one-third immediately, one-third was vested on April 17, 2009 and the remaining one-third was vested on April 17, 2010, assuming the person receiving the equity awards is employed by the Company at the time of vesting. The exercise price of those stock options is $0.42 per share, which was the closing price of the common stock on the date of grant.  The weighted average grant date fair value of options was $0.32 per share based on the Black-Scholes option-pricing model.  The options and warrants expire five years from the date of grant.  During the year ended June 30, 2013, 110,000 options were forfeited and 503,080 options expired.

On August 6, 2007, the Board of Directors (the “Board”) granted 484,056 non-qualified stock options to the Chief Executive Officer (“CEO”) at an exercise price of $0.75 per share. These options were fully vested and immediately exercisable at the date of grant.  In addition, the Board granted 1,452,167 non-qualified stock options at an exercise price of $0.74 per share on September 25, 2007, as part of the CEO’s employment agreement. The second stock options are vested and become exercisable 1/16th of the total 1,452,167 options on each three-month anniversary beginning on June 11, 2007.  The average grant date fair value of the options was $0.46 per share based on the Black-Scholes option-pricing model.  These options expire in August and September 2013, five years from the date of grant.
12

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – STOCK OPTIONS AND WARRANTS (continued)

The weighted average grant date fair value of options and warrants granted during the fiscal years ended June 30, 2013 and 2012 were estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions used; risk-free interest rate of 3%; dividend yield of 0%; expected volatility of 91%; and estimated life of 5 years. Expected volatility is based on historical volatility of common stock.  The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from historical terms.

A summary of options for the years ended June 30, 2013 and 2012 is shown below:

	June 30 2013		June 30 2012
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	4,083,970	$0.58	4,794,270	$0.57
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(911,153)	-	-	-
Expired	(503,080)	-	(710,300)	0.82
Outstanding at end of year	2,669,737	$0.60	4,083,970	$0.58
Exercisable at end of year	-		4,083,970
Available for issuance at end of year	-		-

Note: Some options expired and some options were forfeited during the year ended June 30, 2013.  The following is a summary of warrants granted, exercised, canceled and outstanding involving the grants in the periods ended June 30, 2013 and 2012.

	June 30 2013		June 30 2012

	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price

Outstanding at beginning of year	947,994	$0.48	974,920	$0.47
Granted	-	-	10,714	0.02
Exercised	-	-	-	-
Expired	(13,410)	0.67	(37,640)	0.96
Outstanding at end of year	934,584	$0.36	947,994	$0.48
Exercisable at end of year	934,584		947,994
13

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

For federal income tax purposes, the Company elected to capitalize start-up costs incurred during 1999 and 2000 totaling $357,989. The start-up costs were amortized over sixty (60) months beginning in 2001.  An analysis of the components of the (loss) before income taxes and the related income tax (benefit) is presented in the following tables. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

The Company adopted the provisions of ASC 740: Income Taxes.  The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  As of June 30, 2013 and 2012, the Company has no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.  In general, the Company is no longer subject to examinations by taxing authorities for tax years prior to 2008.

The (provision) benefit for income taxes consists of the following:

	2013	2012
Current	$-	$-
Deferred	-	-
	$-	$-

Deferred tax assets for June 30, 2013 and 2012 consist of the following:
	2013	2012

Deferred tax asset (liability):
Depreciation and amortization	$(50,538)	$7,985
Stock based compensation	2,980,409	3,134,667
Net operating loss carry forward	6,037,629	5,709,372
Interest accrual	500,288	339,934
Research tax credit	7,203	7,203
Less: valuation allowance	(9,474,991)	(9,199,161)
Deferred tax asset:	$-	$-

A reconciliation of income tax at the statutory rate to the Company’s effective tax rates for the periods ended June 30, 2013 and 2012 is as follows:

	2013	2012

Federal Income tax at statutory rate of 34%	$(242,445)	$(573,547.00)
State tax, net of federal benefit	(25,775)	(52,636)
Other	(7,609)	33,349
Valuation allowance	275,829	592,834
	$-	$-

As of June 30, 2013, the Company had a net operating loss carry forward of approximately $16,000,000 which will begin to expire in 2017.
14

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE

	Maturity	Interest Rate	Conversion Price	June 30, 2013	June 30, 2012
Related Party
Senior Convertible Note	2013	8%	$0.60	$1,053,000	$1,053,000
Accrued Interest				274,078	189,834
Total				1,327,078	1,242,834
Less current portion				1,327,078	-
Total long-term				-	1,242,834

Others
Senior Convertible Note	2014	8%	$0.50	150,000	150,000
Senior Convertible Note	2014	8%	$0.50	100,000	100,000
Acrued interest				4,891	4,986
Total				254,891	254,986
Less current portion				254,891	-
Total long-term				-	254,986

Related Party
Note Payable	2013	8%		59,155	89,155
Accrued interest				18,776	12,870
Total				77,931	102,025
Less current portion				77,931	30,000
Total long-term				-	72,025

Related Party
Senior Convertible Note	2013	6-8%	$.18-.74	3,547,580	3,547,580
Senior Convertible Note 2		8%	$.42-.63	375,000	375,000
Senior Convertible Note 3		8%	$0.60	600,000	600,000
Accrued interest				1,727,236	1,391,157
Total				6,249,816	5,913,737
Less current portion				6,249,816	-
Total long-term				-	5,913,737

On March 31, 2013, the Company combined several of its outstanding and previously issued notes payable to the largest shareholder into a single senior convertible promissory note in the amount of $3,547,580. The original notes were issued on September 30, 2003, June 14, 2007, October 30, 2007, February 11, 2008, May 17, 2008, September 12, 2008, February 26, 2009, May 12, 2009 and March 15, 2010 in the principal amounts of $1,268,625, $208,955, $300,000, $370,000, $485,000, $150,000, $175,000, $375,000 and $215,000, respectively. This senior convertible note is secured by the Company’s revenues and assets and is subordinate to the additional senior convertible notes issued to the various parties listed below. Interest rates for these convertible notes range from 6% to 8% and conversion rates range from $0.18 to $0.74.

On March 31, 2010, the Company issued a senior convertible promissory note to a major shareholder for the principal amount of $1,053,000, which consisted of $600,164 in cash, $375,000 principal balance of a prior senior convertible note together with unpaid accrued interest thereon of $77,836.  This senior convertible note is secured by the Company’s revenues and assets with the same priority as the Notes 2 and 3 to the Shareholder and the senior convertible notes totaling $250,000.  This note has an annual interest rate of 8%, a maturity date of December 31, 2013.  This note has the conversion price of $0.60
15

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE, continued

per share of common stock.  The Company has recorded approximately $859,950 as an interest expense as a result of the beneficial conversion feature.

On March 31, 2010, the Company issued two senior convertible promissory notes totaling $250,000 to third parties.  These senior convertible notes are secured by the Company’s revenues and assets with  priority below Notes 2 and 3 to the Shareholder and the March 31, 2010 senior convertible note to a major shareholder. These notes have an annual interest rate of 8% with a maturity date of June 30, 2014.  These notes have the convertible price of $1.00 per share of common stock.  The Company has recorded approximately $22,500 as an interest expense as a result of the beneficial conversion feature.  During the year ended June 30, 2011, the conversion price of the $150,000 senior convertible promissory note was reduced to $0.50 per share of common stock as part of the arrangement of the additional investment in the Company's restricted common stock by the note holder. In addition, the conversion price on the $100,000 senior convertible promissory note was also reduced to $0.50 per share of common stock as a result of the additional investment in the Company's restricted common stock.

On December 16, 2010, the Company issued a promissory note to an officer for the principal amount of $113,155, which consisted of a total 100,000 principal balance of four prior convertible notes together with unpaid accrued interest thereon of $13,155.  This note has an annual interest rate of 8%, a maturity date of December 31, 2013.  The outstanding principal amount will be paid at a rate of $1,000, $2,000 and $3,000 each month for the first 12 months, the second 12 months and the third 12 months, respectively. As of June 30 2013, and June 30, 2012, the Company paid an aggregate principal amount of approximately $30,000 and $18,000 respectively, to the officer. The remaining outstanding principal balance and accrued interest will be paid on the maturity date.

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

At June 30, 2013, the Company accrued interest of $1,727,236, $274,078, $4,891, and  $18,776 on the convertible notes and the note payable with the Shareholder, the convertible notes with related parties, the convertible note with a third party, and the note payable to a related party, respectively.
16

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9  – FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2013

		2013			2012
	Carrying			Carrying
	Value	Level 1	Level 2	Value	Level 1	Level 2
Financial Liabilities
Convertible notes payable (2)	$7,831,785	-	$7,757,621	$7,155,493	-	$6,985,595
Total financial liabilities	$7,831,785	-	$7,757,621	$7,155,493	-	$6,985,595

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
17

Index
QUICK-MED TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9  – FAIR VALUE MEASUREMENTS, continued

(2) Convertible Notes Payable

         As fully described in Note 8, the Company’s convertible notes payable are long-term debts with fixed interest rates and the conversion rates at market at the time the funds were received.  In addition, most of these notes are collateralized by the Company’s assets and revenues. Further, the debt holders are major shareholders and an officer. The Company estimates the fair value of the convertible notes for disclosure purposes by discounting the future cash flows using rates of debts that management believes are similar in terms and maturity.  The Company's short-term convertible note payable is approximate market value.

NOTE 10  – RELATED PARTY TRANSACTIONS

As fully described in Note 9, the Company has several senior convertible note payables with the largest shareholder, a major stockholder, third parties and a promissory note with a related party during the periods ended June 30, 2013 and 2012.

The Company had a consulting agreement with a director to provide services on scientific matters at a monthly fee of $2,500.  The agreement was terminated in October 2012. At June 30, 2013 and 2012, the Company owed $82,500 and $75,000, respectively, to the director.

NOTE 11  – EXTINGUISHMENT OF LICENSE PAYABLE

During the year ended June 30, 2013, the Company reached a mutual agreement with a counter party under which $160,000, previously reported as a license payable, was not longer due. Accordingly, the Company has removed this amount from its balance sheet and recorded the related gain on the extinguishment of the license payable.

NOTE 12 – SUBSEQUENT EVENTS

On August 27, 2013 we announced that Polartec, LLC, a premium producer of textile solutions, has been granted a license to utilize our proprietary STAYFRESH® technology for a range of products and fields of use.

In August 2013 the US Patent Office approved patent number 12/830,062  “Polyelectrolyte Complex for Imparting Antimicrobial Properties to a Substrate”. This patent will provide protection for an improved method of preparing the Company’s NIMBUS antimicrobial products.  The method utilizes a Poly-Electrolyte Complex, or PEC in which a negatively-charged (anionic) polymer is used to stabilize the active antimicrobial agent - a positively-charged (cationic) polymer.  This complex allows the NIMBUS polymer to be bonded to a wider variety of substrates.

18